Form 10-K
period 1993-12-31
HILTON HOTELS CORP
filed 1994-03-29
CIK 47580

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1993

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ................ to ................

Commission File Number 1-3427

                           HILTON HOTELS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                        36-2058176
  (STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)

         9336 CIVIC CENTER DRIVE                                90210
        BEVERLY HILLS, CALIFORNIA                             (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      Registrant's telephone number, including area code:  (310) 278-4321

          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
            Title of each class                         on which registered
            -------------------                         --------------------

 Common Stock, par value $2.50 per share                 New York, Pacific

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:   YES /X/    NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/


    Based upon the February 28, 1994 New York Stock Exchange closing price of $72.625 per share, the aggregate market value of Registrant's outstanding Common Stock held by non-affiliates of the Registrant was approximately $2.3 billion. On that date, there were 47,952,194 shares of Common Stock issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE


    Certain portions of Registrant's annual report to stockholders for the fiscal year ended December 31, 1993 are incorporated by reference under Parts I and II. Certain portions of Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I
ITEM 1.  BUSINESS
                              GENERAL INFORMATION
CURRENT OPERATIONS

     Hilton Hotels Corporation and its majority and wholly-owned subsidiaries are collectively referred to as "Hilton" or the "Company," unless the context indicates otherwise. The Company is primarily engaged in the ownership and management of hotels and hotel-casinos. All of these properties are located in the United States, with the exception of six international hotels and two hotel-casinos operated by the Company's wholly-owned subsidiary, Conrad International Hotels Corporation and its subsidiaries ("Conrad").

     On February 1, 1994, Hilton owned or leased and operated 23 hotels and managed 43 hotels partially or wholly-owned by others. In addition, 170 hotels were operated under the "Hilton," "Hilton Garden Inn" and "Hilton Suites" names by others pursuant to franchises granted by a subsidiary of Hilton.

     Seven of the hotels have substantial gaming operations, five of which are wholly-owned by the Company and are located in Nevada and the other two hotels are partially owned by the Company and are located in Australia and Turkey. The Company's hotel-casinos accounted for approximately 62%, 70% and 71% of its total operating income in 1991, 1992 and 1993, respectively. For additional information, see the Ten Year Summary on pages 50 and 51 in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1993 (the "1993 Stockholders Report"), which report is included as Exhibit 13 hereto and, to the extent specific references are made thereto, incorporated herein by such references.

     The Company, through a wholly-owned subsidiary, is also engaged in the sale of furniture, furnishings, equipment and supplies to hotels, motels and inns throughout the United States and, through a 51%-owned company, is engaged in the operation of a computerized reservation system for use by Hilton and others.

     Hilton was organized in the State of Delaware on May 29, 1946. Its principal executive offices are located at 9336 Civic Center Drive, Beverly Hills, California 90210, and its telephone number is (310) 278-4321.

RECENT DEVELOPMENTS

     Since January 1, 1993, the Company took advantage of various opportunities to expand its business, the most significant of which included the selection of Conrad and its partners to develop a hotel-casino in Windsor, Ontario, Canada, the opening of a riverboat casino in New Orleans, Louisiana, development of riverboat casinos in Kansas City, Missouri, the acquisition of a resort on the Big Island of Hawaii, the development of two new vacation ownership resorts and the addition of three managed Hilton hotels and two Conrad hotels.

     In December 1993, the government of Ontario, Canada selected a consortium, of which Conrad owns a 33% interest, to develop and operate a 300-room hotel-casino in Windsor, Ontario. Hilton, through Conrad, will co-manage the property, which will feature a 75,000 square foot casino. The Windsor project will open on a permanent basis in early 1996, with a temporary 60,000 square foot casino scheduled to open in spring 1994.

     In February 1994, the Company commenced operation of the "Hilton Queen of New Orleans," a riverboat casino located adjacent to the New Orleans Hilton Riverside & Towers. The initial 1,500 passenger vessel has a 20,000 square foot casino and is wholly-owned by the Company. This interim riverboat is being leased to a joint venture, of which the Company owns a 50% interest, until the permanent riverboat is completed. In late 1994, the interim riverboat will be replaced with a permanent vessel owned by the joint venture that will have a 30,000 square foot casino and accommodate 2,400 passengers.

     In 1993, the Company was named the exclusive developer of two riverboat casinos within the city limits of Kansas City, Missouri on the Missouri River. The Company will own a 90% interest in these riverboats. The first vessel will feature a 20,000 square foot casino and accommodate 1,500 passengers. Subject to voter approval in April 1994 of a constitutional amendment authorizing games of chance in Missouri and a city-wide riverboat gaming proposal in Kansas City, and the receipt of all required gaming licenses, this vessel is scheduled to open in late summer 1994. The second vessel is scheduled to commence operation in mid-1995 and will feature a 30,000 square foot casino and carry 2,000 passengers.

     During 1993, Hilton and its partners acquired the 1,241-room Hyatt Regency Waikoloa resort on the Big Island of Hawaii, which sits on a 62-acre site. Hilton manages and owns a 13.3% interest in this property, which has been renamed the Hilton Waikoloa Village.

     Also in 1993, the Company, through its 50% owned Hilton Grand Vacations Company, commenced development of a 200-unit vacation ownership resort adjacent to the Flamingo Hilton-Las Vegas and a 360-unit resort at Sea World Village in Orlando, Florida. The Las Vegas property is scheduled for completion in early 1995 and the first phase of the Orlando project is anticipated to be completed in summer 1995.

     During 1993, Hilton became the manager of three additional domestic properties, the 1,000-suite Innisbrook Hilton Resort in Tarpon Springs, Florida, the 405-room Brunswick Hilton in East Brunswick, New Jersey and the 376-room Newark Airport Hilton in Newark, New Jersey. Also in 1993, Conrad opened the 269-room Conrad Brussels in Brussels, Belgium. Conrad was selected by the National Bank of Greece to manage the 565-room Astir Palace Hotel in Vouliagmeni, Greece, near Athens. Conrad has applied for a license to operate a casino at the Astir Palace resort property.

     The Company has also continued its ongoing program of monitoring and improving its franchise operations. The Company added four franchises to its system in 1993, while 14 franchise arrangements were terminated, many due to noncompliance with the Company's standards.

     For a description of the Company's planned expansion activities, see "Hotel Operations -- Expansion Program" and "Gaming Operations -- Expansion Program" below.

INDUSTRY SEGMENTS

     Hilton's revenues and income are derived primarily from two sources: (i) hotel operations, which include the operation of Hilton's owned or leased hotels, management and franchise fees and operating income from unconsolidated affiliates and (ii) hotel-casino operations. For financial data relating to the Company's hotel and hotel-casino operations for the three years ended December 31, 1993, see "Segments of Business" in the Notes to the Company's Consolidated Financial Statements on pages 46 and 47 in the 1993 Stockholders Report.

     The Company re-entered the international arena in November 1985, with the opening of a hotel-casino in Queensland, Australia and, thereafter, the opening of additional managed (and in some cases, partially owned) hotel properties in the French West Indies, England, Ireland, Hong Kong, Turkey, Belgium and Greece. To date, the amounts of revenues, operating profits and identifiable assets attributable to geographic areas, other than the United States, have not been material.

                                HOTEL OPERATIONS
OWNED HOTELS

     On February 1, 1994, the following hotels were owned in fee and operated by
Hilton:

                                   NUMBER OF                           MORTGAGE
                                  ROOMS/SUITES         YEAR          INDEBTEDNESS
                                    (YEAR OF         ACQUIRED      AS OF FEBRUARY 1,
     NAME AND LOCATION            COMPLETION)        BY HILTON           1994
- --------------------------     ------------------    ---------     -----------------
Atlanta Airport Hilton                501
  Atlanta, Georgia(1)               (1989)              1960          $50,000,000

Palmer House Hilton                  1,639
  Chicago, Illinois(2)            (1925; 1945)          1988               --

Flamingo Hilton-Las Vegas            3,034
  Las Vegas, Nevada              (various dates         1971               --
                                  through 1990)

Las Vegas Hilton                     3,174
  Las Vegas, Nevada              (various dates         1971               --
                                  through 1981)

Flamingo Hilton-Laughlin             2,000
  Laughlin, Nevada                   (1990)             1990               --

                                   NUMBER OF                           MORTGAGE
                                  ROOMS/SUITES         YEAR          INDEBTEDNESS
                                    (YEAR OF         ACQUIRED      AS OF FEBRUARY 1,
     NAME AND LOCATION            COMPLETION)        BY HILTON           1994
- ---------------------------    ------------------    ---------     -----------------
New Orleans Airport Hilton            312
  New Orleans, Louisiana(1)          (1989)             1959          $32,000,000

Waldorf-Astoria                      1,410
  New York, New York(3)              (1931)             1977             --

Portland Hilton                       455
  Portland, Oregon                   (1963)             1963             --

Flamingo Hilton-Reno                  604
  Reno, Nevada(4)                    (1978)             1981             --

Reno Hilton                          2,001
  Reno, Nevada                       (1978)             1992             --

Hilton Garden Inn                     195
  Southfield, Michigan(5)            (1988)             1993             --

Hilton Suites                         224
  Auburn Hills, Michigan             (1991)             1991             --

Hilton Suites                         203
  Brentwood, Tennessee               (1989)             1989             --

Hilton Suites                         230
  Orange, California                 (1989)             1989             --

Hilton Suites                         226
  Phoenix, Arizona                   (1990)             1990             --

- ------------

(1) The Atlanta Airport Hilton and the New Orleans Airport Hilton were closed and demolished in 1986 and, thereafter, rebuilt and reopened in 1989.

(2) The Company owned the Palmer House Hilton from May 1946 to December 1962 and, thereafter, operated the Palmer House Hilton under a lease until February 1988.

(3) The Company operated the Waldorf-Astoria under a lease from February 1950 until April 1977.

(4) An extension of the casino operation is contained in a structure located on an adjacent block with a skywalk connecting it to the main building. This structure is held under four long-term leases or subleases, expiring on various dates from January 1, 2001 to August 31, 2034, including renewal options, all of which may not necessarily be exercised.

(5) The Company managed the Hilton Garden Inn from July 1991 until acquiring the property in July 1993.

LEASED HOTELS

     Hilton leases the land upon which eight hotels have been built. Upon the expiration of such leases, the buildings and other leasehold improvements presently owned by Hilton revert to the landlords. See "Leases" in the Notes to the Company's Consolidated Financial Statements on page 47 in the 1993 Stockholders Report. Hilton, in all cases, owns all furniture and equipment, is responsible for repairs, maintenance, operating expenses and lease rentals, and retains complete managerial discretion over operations. Generally, Hilton pays a percentage rental based on the gross revenues of the facility, but in some instances the rental is a fixed amount.

     On February 1, 1994, the following hotels were leased and operated by
Hilton:

                                     NUMBER OF
                                  ROOMS (YEAR OF
                                      INITIAL
                                    COMPLETION
                                 AND YEAR ACQUIRED
      NAME AND LOCATION             BY HILTON)                         EXPIRATION DATE
- -----------------------------    -----------------       --------------------------------------------
Logan Airport Hilton                   541               2014, with renewal options aggregating 25
  Boston, Massachusetts(1)        (1959; 1988)             years under specified circumstances

O'Hare Hilton                          858               2018
  Chicago, Illinois(2)            (1973; 1991)

Oakland Airport Hilton                 362               2033
  Oakland, California             (1970; 1970)

Pittsburgh Hilton & Towers             714               2004, with renewal options aggregating 30
  Pittsburgh, Pennsylvania        (1959; 1959)             years

San Diego Hilton Beach                 354               2019
  & Tennis Resort                 (1962; 1965)
  San Diego, California

San Francisco Airport Hilton           527               1998
  San Francisco, California       (1959; 1959)

Seattle Airport Hilton                 173               2004, with renewal options aggregating 30
  Seattle, Washington             (1961; 1961)             years

Tarrytown Hilton                       236               2003, with renewal options aggregating 40
  Tarrytown, New York(3)          (1961; 1993)             years

- ------------

(1) The Company managed and was a joint venture partner with respect to the Logan Airport Hilton from 1975 until July 1988, when it acquired the remaining equity interest in the joint venture leasing the land underlying the hotel.

(2) The Company managed the O'Hare Hilton from 1974 until October 1991, when the Company purchased the then remaining leasehold of the hotel. The O'Hare Hilton was closed for renovation in October 1991 and reopened in July 1992.

(3) The Company managed and was a joint venture partner with respect to the Tarrytown Hilton from 1975 until August 1993, when it acquired the remaining equity interest in the joint venture leasing the land underlying the hotel.

     During the three years ended December 31, 1993, Hilton paid aggregate rentals, including rentals attributable to the properties listed in the above table, of $8,700,000, $9,500,000 and $11,300,000, respectively. For information relating to minimum rental commitments in the future, see "Leases" in the Notes to the Company's Consolidated Financial Statements on page 47 in the 1993 Stockholders Report.

MANAGED HOTELS

     On February 1, 1994, Hilton operated 35 domestic hotels and eight international hotels under management agreements. Under its standard management arrangement, Hilton operates a hotel for the benefit of its owner, which either owns or leases the hotel and the personal property, and Hilton's fee is generally based on a percentage of the hotel's gross revenues plus an incremental incentive fee based on operating performance.

     Under the management agreements, all operating and other expenses are paid by the owner, and Hilton is generally reimbursed for its out-of-pocket expenses. In turn, Hilton's managerial discretion is subject to approval by the owner in certain major areas, including adoption of capital budgets. In some cases, the owner of a managed hotel is a joint venture in which Hilton has an interest of up to 50%. In addition, the Company has a right of first refusal to purchase an interest in certain managed hotels. For information relating to Hilton's investment in entities that own managed properties, see "Investments" in the Notes to the Company's Consolidated Financial Statements on pages 39 and 40 in the 1993 Stockholders Report.

     The Company has also agreed to provide loans or investments to the owners of certain managed hotels under specified circumstances. See "Commitments and Contingent Liabilities" in the Notes to the Company's Consolidated Financial Statements on page 48 in the 1993 Stockholders Report.

     On February 1, 1994, the following hotels were operated by Hilton under management agreements:

                                      NUMBER OF ROOMS/SUITES
         NAME AND LOCATION             (YEAR OF COMPLETION)              EXPIRATION DATE
- ------------------------------------  ----------------------   ------------------------------------
DOMESTIC
Anaheim Hilton & Towers                      1,576             2004, with renewal options
  Anaheim, California(3)                    (1984)               aggregating approximately 55
                                                                 years, subject to certain
                                                                 termination rights
Anchorage Hilton                              591              2006, with renewal options
  Anchorage, Alaska                     (various dates           aggregating 20 years
                                         through 1986)
Atlanta Hilton & Towers                      1,224             2006, with a renewal option for 10
  Atlanta, Georgia                          (1976)               years
Beverly Hilton                                581              2007, with renewal options
  Beverly Hills, California              (1955; 1967)            aggregating 20 years
Chicago Hilton & Towers                      1,543             2005, with renewal options
  Chicago, Illinois(1)                  (various dates           aggregating 20 years
                                         through 1986)
Brunswick Hilton                              405              2013, subject to certain termination
  East Brunswick, New Jersey(3)             (1989)               rights
Hilton Hawaiian Village                      2,540             1997, with renewal options
  Honolulu, Hawaii(2)                   (various dates           aggregating 20 years
                                         through 1988)
Long Beach Hilton                             398              2012, with renewal options
  Long Beach, California                    (1992)               aggregating 20 years, subject to
                                                                 certain termination rights
Los Angeles Airport Hilton & Towers          1,279             1999, with renewal options
  Los Angeles, California                   (1983)               aggregating 10 years, subject to
                                                                 certain termination rights
Los Angeles Hilton & Towers                   900              1998, subject to certain termination
  Los Angeles, California                   (1952)               rights
McLean Hilton                                 457              2007, with renewal options
  McLean, Virginia(1)                       (1987)               aggregating 20 years
Fontainebleau Hilton Resort & Spa            1,206             1998, with a renewal option for 10
  Miami, Florida                            (1954)               years, subject to certain
                                                                 termination rights
Miami Airport Hilton & Marina                 500              2004, with renewal options
  Miami, Florida(1)                         (1983)               aggregating 20 years
Minneapolis Hilton & Towers                   814              2012, with renewal options
  Minneapolis, Minnesota(3)                 (1992)               aggregating 20 years, subject to
                                                                 certain termination rights
Newark Airport Hilton                         376              2003
  Newark, New Jersey(3)                     (1988)
New Orleans Hilton Riverside                 1,602             2007, with a renewal option for 10
  & Towers                               (1977; 1983)            years
  New Orleans, Louisiana(1)(3)
New York Hilton & Towers                     1,952             1995
  New York, New York(2)                     (1963)
Novi Hilton                                   236              2002, subject to certain termination
  Novi, Michigan(3)                         (1985)               rights
Turtle Bay Hilton & Country Club              486              2004, with a renewal option for 10
  Oahu, Hawaii                              (1972)               years

                                      NUMBER OF ROOMS/SUITES
         NAME AND LOCATION             (YEAR OF COMPLETION)              EXPIRATION DATE
- ------------------------------------  ----------------------   ------------------------------------
Hilton at Walt Disney World                   813              2003, with renewal options
  Orlando, Florida(3)                       (1983)               aggregating 20 years, subject to
                                                                 certain termination rights
Pasadena Hilton                               291              2004, with a renewal option for 10
  Pasadena, California                      (1970)               years, subject to certain
                                                                 termination rights
The Pointe Hilton on South Mountain           636              2012, with renewal options
  Phoenix, Arizona                          (1986)               aggregating 20 years, subject to
                                                                 certain termination rights
The Pointe Hilton at Squaw Peak               574              2012, with renewal options
  Phoenix, Arizona                          (1977)               aggregating 20 years, subject to
                                                                 certain termination rights
The Pointe Hilton at Tapatio Cliffs           584              2012, with renewal options
  Phoenix, Arizona                          (1982)               aggregating 20 years, subject to
                                                                 certain termination rights
Rye Town Hilton                               438              1995
  Rye Brook, New York(2)                 (1973; 1978)
Hilton Palacio del Rio                        482              1998, with a renewal option for 10
  San Antonio, Texas                        (1968)               years
San Antonio Airport Hilton                    387              2001, subject to certain termination
  San Antonio, Texas(3)                     (1982)               rights
San Francisco Hilton on Hilton               1,890             2005, with a renewal option for 10
  Square                                (various dates           years
  San Francisco, California(2)           through 1988)
Hilton at Short Hills                         300              2007, with renewal options
  Short Hills, New Jersey                   (1988)               aggregating 20 years, subject to
                                                                 certain termination rights
Innisbrook Hilton Resort                     1,000             2013, subject to certain termination
  Tarpon Springs, Florida(3)                (1972)               rights
Hilton Waikoloa Village                      1,241             2013, subject to certain termination
  Waikoloa, Hawaii(1)                       (1988)               rights
Capital Hilton                                541              2005, with a renewal option for 10
  Washington, D.C.(2)                    (1943; 1985)            years
Washington Hilton & Towers                   1,123             1995
  Washington, D.C.(2)                       (1965)
Hilton Suites                                 212              2009, with renewal options
  Oakbrook Terrace, Illinois(2)(3)          (1989)               aggregating 20 years
Hilton Garden Inn                             152              2012, subject to certain termination
  Valencia, California(1)                   (1991)               rights
INTERNATIONAL
Conrad Brussels                               269              2013, with renewal options
  Brussels, Belgium                         (1993)               aggregating 20 years
Conrad Dublin                                 190              2010, with renewal options
  Dublin, Ireland(1)(3)                     (1989)               aggregating 20 years
Conrad Hong Kong                              513              2021
  Hong Kong(1)                              (1990)
Conrad Istanbul                               627              2011, with a renewal option for 20
  Istanbul, Turkey(1)(3)                    (1992)               years
Conrad London                                 159              2016, with renewal options
  London, England(3)                        (1990)               aggregating 20 years
Conrad & Jupiters Casino                      605              2001
  Gold Coast,                               (1986)
  Queensland, Australia(1)

                                      NUMBER OF ROOMS/SUITES
         NAME AND LOCATION             (YEAR OF COMPLETION)              EXPIRATION DATE
- ------------------------------------  ----------------------   ------------------------------------
La Belle Creole                               156              2009, with renewal options
  St. Martin, French West Indies            (1989)               aggregating 10 years
Astir Palace Hotel                            565              2013, with renewal options
  Vouliagmeni, Greece                 (1961 through 1984)        aggregating 10 years, subject to
                                                                 certain termination rights

- ------------------

(1) Hilton has equity interests of less than 50% in joint ventures which own each of the referenced properties. See "Investments" in the Notes to the Company's Consolidated Financial Statements on pages 39 and 40 in the 1993 Stockholders Report.

(2) Hilton has equity interests of 50% in joint ventures which own each of the referenced properties. See note 1 above.

(3) Hilton has made loans to the owners of each of the referenced properties.

FRANCHISE HOTELS

     Pursuant to franchises granted by the Company, franchise hotels are operated under the "Hilton," "Hilton Garden Inn" or "Hilton Suites" names. The franchise hotels operated under the "Hilton" name are generally smaller than the full service hotels owned, leased or managed by Hilton and average approximately 250 rooms in size. Franchise hotels bearing the "Hilton Garden Inn" name are approximately 150 to 200 rooms in size and utilize a modular design constructed around a courtyard containing an indoor or outdoor swimming pool. The "Hilton Suites" properties operated pursuant to franchise agreements utilize an all-suites design with approximately 200 to 250 suites. In each instance, Hilton approves the plan for and the location of franchise hotels and assists in their design.

     On February 1, 1994, there were 170 franchise hotels operated by others under the "Hilton," "Hilton Garden Inn" and "Hilton Suites" names. In general, each franchisee pays Hilton an initial fee based on the number of rooms in a franchise hotel and a continuing fee based on a percentage of the facility's room revenues. Although Hilton does not directly participate in the management or operation of franchise hotels, it does periodically inspect those facilities to ensure that Hilton's standards are maintained and renders advice with respect to hotel operations.

EXPANSION PROGRAM

     Hilton has taken a deliberate approach to developing new domestic hotel properties due to the significant overbuilding in the hotel industry. At present, there are no Company owned domestic hotels under construction. Hilton intends to expand its operation of hotels primarily through conversion of existing hotels into management and franchise properties. The Company will invest in new domestic hotel projects or conversion properties where the return on investment meets the Company's criteria.

     The Company is actively exploring international hotel opportunities, with particular emphasis on city center business hotels and resort hotels. These international properties will generally be operated under the Conrad name pursuant to long-term management agreements. In certain instances, the Company may invest in or make advances to the entity that owns and/or operates a hotel. The Company has entered into management contracts to operate the following three new hotels in the Pacific Rim, each of which is scheduled to open in 1996-97: the 321-room Conrad Surabaya in Surabaya, Indonesia; the 700-room Conrad Jakarta in Jakarta, Indonesia; and the 600-room Conrad Kuala Lumpur in Kuala Lumpur, Malaysia.

     Negotiations relating to the management of other international hotels are in varying stages and, in certain instances, letters of intent for management contracts have been executed. However, no assurances can be given that management contracts for such other hotels will be executed or that such other hotels will be constructed and, thereafter, operated by the Company.

     The operation of hotels internationally is affected by the political and economic conditions of the countries and regions in which they are located, in addition to factors affecting the hotel industry generally.

Certain countries have also restricted, from time to time, the repatriation of funds. The Company considers the foregoing factors, among others, when evaluating a management and/or investment opportunity abroad, but the Company can give no assurances that changes in law or governmental policy will not adversely affect international operations in the future.

TERRITORIAL RESTRICTIONS

     Hilton has entered into various agreements which restrict its right to operate hotels in various areas, including those hereinafter described which, in management's opinion, represent the most significant restrictions to which the Company is subject. In addition, pursuant to an agreement entered into at the time of Hilton's distribution on December 1, 1964 to its stockholders of all the issued and outstanding capital stock of Hilton International Co., as subsequently amended, Hilton may not operate facilities outside the United States identified as "Hilton" hotels and Hilton International Co. may not operate facilities within the continental United States identified as "Hilton" hotels. The Company's international hotel and hotel-casino operations are conducted under the Conrad name. See "Hotel Operations," "Gaming
Operations -- International Hotel-Casinos" and Item 3 below. Subject to the foregoing restrictions as to the use of the "Hilton" name, Hilton and Hilton International Co. can compete in all, and do compete in certain, markets. The Compass computerized reservation system utilized by Hilton and Hilton International Co. provides information as to their respective hotels, if any, in each market. See "Additional Information -- Computer Systems" and "Reservation System."

     The Company has entered into agreements with The Prudential Insurance Company of America ("Prudential") which provide (a) that, except for the Waldorf-Astoria and the New York Hilton & Towers (or the ownership, operation and management of substitute hotels having substantially the same number of rooms) and a hotel with not more than 1,600 rooms, the Company would not own, operate, manage or otherwise have an interest in any hotel or similar establishment in the Borough of Manhattan, (b) that, except for the Washington Hilton & Towers and the Capital Hilton (or the ownership, operation and management of substitute hotels having substantially the same number of rooms), the Company would not own, operate, manage or otherwise have an interest in any other hotel or similar establishment in the District of Columbia, (c) that the Company would not own, operate, manage or otherwise have an interest in any additional hotels or similar establishments within a radius of 20 miles of the Rye Town Hilton, except that certain areas within said 20 mile radius have been excluded from the territorial restriction, and (d) that, except for the Chicago Hilton & Towers, the Palmer House Hilton, the O'Hare Hilton and specified other properties, the Company would not manage or operate, or possess an ownership interest in, or license or franchise, any hotel in Chicago, except the ownership and/or management of a hotel with less than 800 rooms at the O'Hare International Airport and a hotel with not more than 400 rooms at any other location in Chicago.

PROPERTY TRANSACTIONS

     In 1993, the Company recorded a $4,500,000 net pretax loss from property transactions primarily as a result of the demolition of certain facilities at the Flamingo Hilton-Las Vegas to permit further expansion at that property.

     Hilton continuously evaluates its property portfolio and intends to dispose of its interests in hotels or properties that, in its opinion, no longer yield an adequate return on investment or conform to Hilton's long range plans. In so doing, the Company expects to maintain a balanced mix of sources of revenues and a favorable return on stockholders' equity.

FOREIGN CURRENCY TRANSACTIONS

     In 1993, the Company recorded a $1,300,000 loss from foreign currency transactions primarily as a result of exchange adjustments arising from the remeasurement of the Company's operations at the Conrad Istanbul in Istanbul, Turkey into U.S. dollars. International operations are subject to certain economic and political risks, including foreign currency fluctuations. The Company monitors its foreign operations and, where appropriate, adopts hedging strategies to minimize the impact of changing economic and political environments.

                               GAMING OPERATIONS

NEVADA HOTEL-CASINOS

     The Company owns and operates five hotel-casinos in the State of Nevada: the 3,174-room Las Vegas Hilton, the 3,034-room Flamingo Hilton-Las Vegas, the 2,000-room Flamingo Hilton-Laughlin, the 2,001-room Reno Hilton and the 604-room Flamingo Hilton-Reno. Each of the Company's hotel-casinos has gaming, convention, dining, shopping, entertainment and, with the exception of the Flamingo Hilton-Reno, indoor and outdoor recreational facilities. A variety of popular entertainment is featured in theaters and lounges at each hotel.

     The Company continues to refurbish and expand existing facilities in Nevada to maintain their presence as premier properties in the market. In 1993, the Las Vegas Hilton added a new 362-foot high sign and completed remodeling of the showroom for theater-style seating and presentation of Andrew Lloyd Webber's "Starlight Express." The Flamingo Hilton-Las Vegas renovated the casino and the race and sports book. The Flamingo Hilton-Laughlin also renovated the casino and refurbished the pool and recreation deck. At the Reno Hilton, the Company has completed an extensive renovation of all guest rooms and corridors and replaced windows, exterior lighting and signage. The Flamingo Hilton-Reno enlarged the casino by 3,000 square feet, renovated the valet concourse and hotel entrance and created a new open space known as Flamingo Plaza.

     The space utilized by the Company's casinos in Nevada, in terms of approximate square feet, is as follows: Las Vegas Hilton -- 67,000 square feet (inclusive of 33,000 square feet attributable to the race and sports book); Flamingo Hilton-Las Vegas -- 73,000 square feet (inclusive of 20,000 square feet attributable to O'Sheas Irish theme casino adjacent to the hotel); Flamingo Hilton-Laughlin -- 65,000 square feet (inclusive of 3,000 square feet attributable to the race and sports book); Reno Hilton -- 100,000 square feet (inclusive of 12,000 square feet attributable to the race and sports book); and Flamingo Hilton-Reno -- 48,000 square feet (inclusive of 2,500 square feet attributable to the race and sports book).

     Each of the hotel-casinos is open 24 hours a day, seven days a week for gaming activities. Games operated in these casinos include "21," Craps, Roulette, Big "6," Baccarat, Poker, Keno and slot and other coin machines. The Las Vegas Hilton's race and sports book is tied in by satellite or modem to the casinos at the Flamingo Hilton-Las Vegas, the Flamingo Hilton-Laughlin, the Reno Hilton and the Flamingo Hilton-Reno.

     It is impracticable for Hilton's hotel-casinos to record the total amount bet in the casinos, although the amount of chips issued for cash and credit is determined regularly. The amount of gaming activity varies significantly from time to time primarily due to general economic conditions, popularity of entertainment in the hotels, and occupancy rates in the hotels and in the Las Vegas, Laughlin and Reno markets. The amount of revenues from gaming operations varies depending upon the amount of gaming activity as well as variations in the odds for different games and the factor of chance. Casino activities are conducted by experienced personnel who are supervised at all times.

     As in the case of any business extensively involved in the handling of cash, gaming operations at the Company's hotel-casinos are subject to risk of substantial loss as a result of dishonesty. However, the Company believes that it has reduced such risk, by means of procedures for supervision of employees and other controls, to the fullest extent practicable without impediment to play and within the limits of reasonable costs. Substantially all table games and slot machines can be monitored by remote control television and substantially all slot machines at all five Nevada properties are monitored by computers.

     The Las Vegas Hilton and, to a lesser extent, the Flamingo Hilton-Las Vegas, the Flamingo Hilton-Reno and the Reno Hilton invite V.I.P. customers to their casinos and may pay for or reimburse the cost of their air transportation and provide them with complimentary rooms, food and beverage. In addition, the Las Vegas Hilton, the Flamingo Hilton-Reno and the Reno Hilton have instituted special flight programs, pursuant to which free air transportation on Company owned or chartered aircraft and complimentary rooms, food and beverage are provided to groups or selected persons. These persons either have established casino credit limits or cash on deposit in the casinos and have previously evidenced a willingness to put substantial amounts at risk at the casinos. The special flight programs are sometimes referred to as junkets. The Las Vegas Hilton, the Flamingo Hilton-Reno and the Reno Hilton hosted 22, 34 and 17 special flight programs in 1993, compared to 44, 44 and 12 such programs in 1992, respectively.

     Revenues from the Company's casinos are accounted for in accordance with applicable laws and rules and regulations of the State of Nevada and its agencies. As is customary in the Nevada gaming industry, activities are conducted on a credit as well as a cash basis, in accordance with procedures established and supervised by management. Fluctuations in collecting casino receivables could have a material effect on results of operations of these properties. An allowance is provided for estimated uncollectible casino receivables. Casino receivables aggregated $44,100,000, subject to a $12,200,000 (approximately 28%) reserve, at December 31, 1991; $47,000,000, subject to a $14,400,000 (approximately 31%) reserve, at December 31, 1992; and $47,900,000, subject to a $7,600,000 (approximately 16%) reserve, at December 31, 1993.

INTERNATIONAL HOTEL-CASINOS

     The Company, through Conrad, manages two international hotel-casinos: the 605-room Conrad & Jupiters Casino in Queensland, Australia and the 627-room Conrad Istanbul in Istanbul, Turkey.

     The Company has an ownership interest of 19.9% in the Conrad & Jupiters Casino, which has a 70,000 square foot casino featuring table games and slot machines similar to those offered at the Company's hotel-casinos in Nevada. This property has the exclusive rights to conduct casino gaming on Queensland's Gold Coast through 1995.

     The Company has a 25% ownership interest in the Conrad Istanbul, which opened in 1992. This hotel-casino includes a 12,000 square foot casino featuring table games and slot machines similar to those offered at the Company's casinos in Nevada and Australia.

RIVERBOAT CASINO

     In February 1994, the Company commenced operation of the "Hilton Queen of New Orleans," a riverboat casino located adjacent to the New Orleans Hilton Riverside & Towers. The initial 1,500 passenger vessel has a 20,000 square foot casino featuring table games and slot machines similar to those offered at the Company's hotel-casinos. This interim riverboat is wholly-owned by the Company and is being leased to a joint venture, of which the Company owns a 50% interest, until the permanent riverboat is completed. In late 1994, the interim riverboat will be replaced with a permanent vessel owned by the joint venture that will have a 30,000 square foot casino and accommodate 2,400 passengers.

EXPANSION PROGRAM

     At the Las Vegas Hilton, the Company plans to construct three new luxury suites for premium players which are expected to be completed by late 1994. The Company has also commenced an exterior rehabilitation and landscaping project at the Las Vegas Hilton. An extensve renovation project is planned at the Flamingo Hilton-Las Vegas, which will include construction of a new 600-room tower, new meeting and ballroom facilities and a themed recreation area, and additional public space and parking. At the Flamingo Hilton-Laughlin, the Company plans to expand the casino to add 300 new slot machines and to replace exterior signage. At the Reno Hilton, the Company plans to make public space improvements, add a new race and sports book and enlarge the registration area. The Flamingo Hilton-Reno plans to remodel the buffet and coffee shop, relocate Keno and build a new sports bar at the race and sports book.

     During 1993, the Company approved plans to develop vacation ownership resorts in Las Vegas, Nevada and Orlando, Florida. The Company, through its 50% owned Hilton Grand Vacations Company joint venture, is constructing a 200-unit vacation ownership resort adjacent to the Flamingo Hilton-Las Vegas, which is scheduled for completion in early 1995.

     In December 1993, the Provincial Government of Ontario, Canada awarded a consortium, of which Conrad owns a 33% interest, the exclusive right to develop and manage Ontario's first casino in Windsor, located across from Detroit, Michigan. This venture will develop and operate a 300-room hotel-casino, which will be co-managed by Conrad. The hotel-casino will contain a 75,000 square foot casino, off-track betting, entertainment and meeting facilities. The Windsor project is scheduled to open on a permanent basis in early 1996, with a temporary 60,000 square foot casino scheduled to open in spring 1994.

     The government of Queensland, Australia has designated the owner of the Conrad & Jupiters Casino to own and develop a new 136-room hotel-casino project to be known as the Conrad Treasury in Brisbane, Australia. This property, which will feature a 65,000 square foot casino, will be managed by Conrad and will have the exclusive right to conduct casino gaming in Brisbane for a ten year period. Conrad will have a 19.9% equity interest in this project, which is scheduled to open in early 1995.

     In addition, the government of Uruguay has selected Conrad and its partners to develop a new 300-room hotel-casino in Punta del Este, Uruguay. This project, which will be the first privately operated casino in Uruguay in 30 years, will include a 35,000 square foot casino. Conrad will manage and have a 20% equity interest in the hotel-casino. Subject to obtaining satisfactory financing, the hotel-casino is scheduled for completion in early 1996.

     In October 1993, Conrad entered into an agreement to develop and operate a 700-room hotel-casino in Cairo, Egypt. This property will feature a 17,000 square foot European-style casino. Conrad will manage and have a 10% equity interest in the hotel-casino, which is scheduled to open in early 1997.

     In 1993, the Company was named the exclusive developer of two riverboat casinos within the city limits of Kansas City, Missouri on the Missouri River. The Company will own a 90% interest in these riverboats. The first vessel will feature a 20,000 square foot casino and accommodate 1,500 passengers. Subject to voter approval in April 1994 of a constitutional amendment authorizing games of chance in Missouri and a city-wide riverboat gaming proposal in Kansas City, and the receipt of all required gaming licenses, this vessel is scheduled to open in late summer 1994. The second vessel is scheduled to commence operation in mid-1995 and will feature a 30,000 square foot casino and carry 2,000 passengers.

     In 1993, the Company and its partners filed a gaming application seeking licensing approval in Indiana for a riverboat casino project in Michigan City, Indiana.

     In 1991, the New Jersey Casino Control Commission granted the Company's request for a Statement of Compliance, finding that the Company satisfies all non-facility related criteria for a casino license in Atlantic City, New Jersey. At present, the Company does not own, nor has the Company entered into any agreement to manage, a hotel-casino property in Atlantic City. See "Additional Information -- Regulation and Licensing -- New Jersey Gaming Laws."

                             ADDITIONAL INFORMATION

VACATION OWNERSHIP

     The Company owns a 50% interest in a joint venture called Hilton Grand Vacations Company ("HGVC"), which currently operates 11 vacation ownership resorts in Florida. During 1993, HGVC commenced development of a 200-unit vacation ownership resort adjacent to the Flamingo Hilton-Las Vegas and a 360-unit resort at Sea World Village in Orlando, Florida. The Las Vegas resort is scheduled for completion in early 1995 and the first phase of the Orlando project is anticipated to be completed in summer 1995. See "Gaming
Operations -- Expansion Program" above. HGVC is also actively seeking new development and acquisition opportunities in other resort locations.

DESIGN AND FURNISHING SERVICES

     Hilton, through its wholly-owned subsidiary, Hilton Equipment Corporation, and through its Hotels Division, provides design and furnishing services and distributes furniture, furnishings, equipment and supplies primarily to hotels owned, leased or managed by Hilton and, to a lesser extent, to hotels franchised by Hilton or owned and operated by others. The revenues of this operation depend primarily on the number of new hotels operated or franchised by Hilton and on refurbishing and remodeling of existing Hilton hotels.

COMPUTER SYSTEMS

     Compass Computer Services, Inc. ("Compass"), 50% of which is owned by Hilton and the balance by Budget Rent-A-Car, Inc., operates a computerized reservation system for, among other things, hotel reservations. This system also provides Hilton with certain statistical data and registration packets. Compass is being managed by Litton Computer Services.

RESERVATION SYSTEM

     The Compass computerized reservation system is presently utilized by Hilton Service Corporation, the operator of a worldwide system of reservation offices for hotels operated by Hilton, Hilton International Co., their affiliates and others. Hilton Service Corporation is owned 51% by Hilton and 49% by Hilton International Co.

MARKETING

     Hotel occupancy at Hilton's metropolitan and airport properties is derived primarily from the convention and meeting market and the business traveler market (businesspersons traveling as individuals or in small groups). Hotel occupancy at the Company's resort properties is derived primarily from the tour and travel market (tourists traveling either as individuals or in groups) and the convention and meeting market. Hotel occupancy at the Company's hotel-casinos is derived primarily from the convention and meeting market, the tour and travel market and junket and V.I.P. programs. As indicated under "Additional Information -- Business Risks" below, these sources of business are sensitive to general economic and other conditions. In addition, the Company participates in certain joint marketing programs with business partners in the airline, car rental and cruise line industries.

STATISTICAL DATA

     For information regarding the Company's properties, number of available rooms, occupancy ratios and management and franchise fees, see the Ten Year Summary on pages 50 and 51 in the 1993 Stockholders Report.

BUSINESS RISKS

     In 1993, the Company was unable to increase prices to keep pace with the rate of inflation due to the recessionary environment exacerbated by excess industry capacity. The Company's business could also be adversely affected by increases in transportation and fuel costs. In addition, the Company's future operating results could be adversely impacted by continued industry overcapacity and weak demand.

     Hilton's occupancy ratios are affected by general economic conditions, as well as by competition, work stoppages and other factors affecting particular properties. Since 1990, occupancy ratios at the Company's hotels have been adversely impacted by the decrease in travel resulting from the effects of recession in the U.S. economy and by excess industry capacity.

COMPETITION

     Hilton believes it is one of the largest operators of hotels located within the United States. Competition from other hotels, motels and inns, including facilities owned by local interests and facilities owned by national and international chains, is vigorous in all areas in which Hilton operates its facilities. Hilton hotels also compete generally with facilities offering similar services and located in cities and other locations where Hilton hotels are not present. The Company's precise competitive position in most areas in which its hotels are located cannot be determined from the information and data available to Hilton.

     To the extent that hotel capacity is expanded by others in a city where a Hilton hotel is located, competition will increase. In this regard, recent capacity additions have increased competition in all segments of the Las Vegas market. Three of the Company's competitors recently opened large new theme casinos in Las Vegas. Such new capacity additions to the Las Vegas market could adversely impact the Company's gaming income. In addition, the business of Hilton's Nevada hotel-casinos might be adversely affected if gaming operations of the type conducted in Nevada were to be permitted under the laws of other states, particularly California. The legalization of casino gaming in Atlantic City, New Jersey has had an impact on the Company's Nevada hotel-casinos. The recent legalization of riverboat gaming in a number of states and the operation of casino gaming on American Indian tribal lands could also impact the Company's hotel-casinos in Nevada.

REGULATION AND LICENSING

     Each of the Company's hotel-casinos and riverboats is subject to extensive regulation under laws, rules and supervisory procedures, primarily in the jurisdiction where located or docked. Some jurisdictions, however, empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and require access to and periodic reports respecting such gaming activities. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions.

     Nevada Gaming Laws. The ownership and operation of casino gaming facilities in the State of Nevada, such as those at the Las Vegas Hilton, the Flamingo Hilton-Las Vegas, the Flamingo Hilton-Laughlin, the Reno Hilton and the Flamingo Hilton-Reno, are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (the "Nevada Act") and various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Gaming Commission"), the Nevada State Gaming Control Board (the "Control Board"), the Clark County Liquor and Gaming Licensing Board (the "CCB") and the City of Las Vegas. The Gaming Commission, the Control Board, the CCB and the City of Las Vegas are collectively referred to as the "Nevada Gaming Authorities."

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) the provision of a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

     The Company's subsidiaries which operate the casinos (the "Licensees") are required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is registered by the Gaming Commission as a publicly-traded corporation ("Registered Corporation") and, as such, it is required periodically to submit detailed financial and operating reports to the Gaming Commission and furnish any other information which the Gaming Commission may require. No person may become a stockholder of, or receive any percentage of profits from, the Licensees without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and the Licensees have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or the Licensees in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Licensees must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of the Licensees may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay for all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or the Licensees, the companies involved would have to sever all relationships with such person. In addition, the Gaming Commission may require the Company or the Licensees to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     The Company and the Licensees are required to submit detailed financial and operating reports to the Gaming Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Licensees must be reported to, or approved by, the Gaming Commission.

     If it were determined that the Nevada Act was violated by the Licensees, the gaming licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Licensees, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Gaming Commission. Further, a supervisor could be appointed by the Gaming Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

     Any beneficial holder of the Company's Common Stock, regardless of the number of shares owned, may be required to file an application, be investigated, and have such person's suitability as a beneficial holder of the Company's Common Stock determined if the Gaming Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

     The Nevada Act requires any person who acquires more than 5% of the Company's Common Stock to report the acquisition to the Gaming Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's Common Stock apply to the Gaming Commission for a finding of suitability within thirty days after the Chairman of the Control Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company's Common Stock may apply to the Gaming Commission for a waiver of such finding of suitability if such institutional investor holds the Common Stock for investment purposes only. An institutional investor shall not be deemed to hold the Common Stock for investment purposes unless the Common Stock was acquired and is held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Board of Directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Gaming Commission finds to be inconsistent with holding the Company's Common Stock for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Gaming Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation. Barron Hilton, the Company's largest stockholder, has been found suitable as a controlling stockholder of the Company.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Gaming Commission or by the Chairman of the Control Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the Company's Common Stock beyond such period of time as may be prescribed by the Gaming Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or the Licensees, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise or
(v) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the CCB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

     The Gaming Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Gaming Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Gaming Commission, it (i) pays to the unsuitable person any dividend, interest or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

     The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Gaming Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Gaming Commission has not imposed such a requirement on the Company.

     The Company may not make a public offering of its securities without the prior approval of the Gaming Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Gaming Commission or the Control Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful. The Company was granted approval on August 26, 1993 to make public offerings of securities for a period of one year, subject to certain reporting requirements and the authority of the Chairman of the Control Board to issue an interlocutory stop order for good cause.

     Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby such person obtains control, may not occur without the prior approval of the Gaming Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Control Board and Gaming Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Gaming Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Gaming Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control of the Company.

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments.

     The Company and its affiliates and Licensees, who propose to become involved in a gaming venture outside of Nevada, are required to deposit with the Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Control Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Gaming Commission. Thereafter, the Company and its affiliates and Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. These entities are also subject to disciplinary action by the Gaming Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

     Louisiana Gaming Laws. The ownership and operation of a riverboat gaming vessel in the State of Louisiana is subject to the Louisiana Riverboat Economic Development and Gaming Control Act (the "Act"). Gaming activities are regulated by the Louisiana Riverboat Gaming Commission (the "Commission") and the Louisiana Riverboat Gaming Enforcement Division (the "Division"), a department within the Louisiana State Police. The Division is responsible for investigating the background of all applicants seeking a riverboat gaming license, issuing the license and enforcing the laws, rules and regulations relating to riverboat gaming activities.

     The applicant, its officers, directors, key personnel, partners and persons holding a 5% or greater interest in the holder of a gaming license are required to be found suitable by the Division. This requires the filing of an extensive application to the Division disclosing personal, financial, criminal, business and other information. On October 13, 1993, the Division issued a riverboat gaming license to the Queen of New Orleans, a joint venture of which the Company owns a 50% interest. The Company's joint venture commenced riverboat gaming operations in New Orleans, Louisiana on February 10, 1994.

     The transfer of a Louisiana gaming license is prohibited under the Act. The sale, assignment, transfer, pledge or disposition of securities which represent 5% or more of the total outstanding shares issued by a holder of a license is subject to Division approval and the transferee must be found suitable. In addition, all contracts and leases entered into by a licensee are subject to approval and certain enterprises which transact business with the licensee must be licensed.

     The Commission must approve all security holders of the licensee and may find any such security holder not qualified to own those securities. Louisiana law may require that the charter or bylaws of the licensee provide that its securities are held subject to the condition that, if a holder is found to be disqualified by the Commission, the holder must dispose of the securities of the licensee. If a security holder of a licensee is found disqualified, it will be unlawful for the security holder to (i) receive any dividend or interest with regard to the securities, (ii) exercise, directly or indirectly, any rights conferred by the securities or (iii) receive any remuneration from the licensee for services rendered or otherwise. The Commission may impose similar approval requirements on holders of securities of any intermediary or holding company of the licensee, but may waive those requirements with respect to holders of publicly-traded securities of intermediary and holding companies if such holders do not have the ability to control the publicly-traded corporation or elect one or more directors thereof.

     New Jersey Gaming Laws. The ownership and operation of hotel-casino facilities in Atlantic City, New Jersey are subject to extensive state regulation under the New Jersey Casino Control Act (the "Act"). No hotel-casino facility may operate unless various licenses and approvals are obtained from New Jersey regulatory authorities, including the Casino Control Commission (the "Commission"). The Commission is authorized under the Act to adopt regulations covering a broad spectrum of gaming and gaming related activities and to prescribe the methods and forms of applications for licenses.

     The Act permits an applicant to request a Statement of Compliance from the Commission finding that it satisfies one or more of the eligibility criteria for licensure. The Statement of Compliance request may be made prior to the construction or acquisition of a casino in Atlantic City. It is only after all eligibility criteria are met that a casino license may be issued. On February 4, 1991, the Company and a New Jersey subsidiary filed applications with the Commission for a casino license under the Act. At the conclusion of the application investigation, the Company requested a Statement of Compliance regarding all non-facility related criteria. On June 26, 1991, the Commission granted the Company's request for a Statement of Compliance. The Company does not now own, nor has the Company entered into any agreement to manage, a hotel-casino in Atlantic City. The Company filed the license application in contemplation of possibly owning and/or operating a hotel-casino in Atlantic City.

     In order to be granted a casino license under the Act, officers and directors of a licensee and its employees who are employed in hotel or casino operations in Atlantic City are required to be licensed or approved by the Commission. In addition, all contracts and leases entered into by a licensee would be subject to approval and certain enterprises which transact business with the licensee would themselves have to be licensed. New Jersey law also authorizes the Commission to approve security holders of a licensee in the manner described above under the caption "Louisiana Gaming Laws."

     Queensland Gaming Laws. Queensland, Australia, like Nevada and New Jersey, has comprehensive laws and regulations governing the conduct of casino gaming. All persons connected with the ownership and operation of a casino, including the Company, its subsidiary that manages the Conrad & Jupiters Casino and certain of their principal stockholders, directors and officers, must be found suitable and licensed. A casino license once issued remains in force until surrendered or cancelled. Queensland law defines the grounds for cancellation and, in such event, an administrator may be appointed to assume control of the hotel-casino complex. The Queensland authorities have conducted an investigation of, and have found suitable, the Company and its subsidiary.

     Turkey Gaming Laws. Turkey has laws and regulations governing the establishment and operation of casino gaming. The Turkish Ministry of Tourism inspects all casino premises prior to the commencement of operations and conducts random inspections of ongoing casino operations. Under Turkish gaming laws, access to casinos is limited to persons carrying a foreign passport or to Turkish citizens receiving a permit from the Ministry of Tourism. The casino located in the Conrad Istanbul has been authorized to conduct casino operations by the Turkish Ministry of Tourism.

     IRS Regulations. The Internal Revenue Service ("IRS") requires operators of casinos located in the United States to file information returns for U.S. citizens (including names and addresses of winners) for Keno and slot machine winnings in excess of stipulated amounts. The IRS also requires operators to withhold taxes on certain Keno, Bingo and slot machine winnings of nonresident aliens. Management is unable to predict the extent, if any, to which such requirements, if extended, might impede or otherwise adversely affect operations of, and/or income from, such other games.

     Regulations adopted by the IRS and the gaming regulatory authorities in certain domestic jurisdictions in which the Company operates, or has applied for licensing to operate, casinos require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation commenced in May 1985 and may have resulted in the loss of gaming revenues to jurisdictions outside the United States which are exempt from the ambit of IRS regulations.

     Other Laws and Regulations. Each of the hotels and hotel-casinos operated by the Company is subject to extensive state and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages. Management believes that the Company has obtained all required licenses and permits and its businesses are conducted in substantial compliance with applicable laws.

EMPLOYEES

     At February 1, 1994, Hilton employed approximately 43,000 persons, of whom approximately 22,000 are covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Hilton believes that the aggregate compensation benefits and working conditions afforded its employees compare favorably with those received by employees in the hotel industry generally. Although strikes of short duration have from time to time occurred at certain of Hilton's facilities, Hilton believes its employee relations are satisfactory.

ITEM 2.  PROPERTIES

     Hilton considers its hotels to be leading establishments with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in most of the areas in which they are located. Obsolescence arising from age and condition of facilities is a factor in the hotel industry. Accordingly, Hilton expends, and intends to continue to expend, substantial funds to maintain its facilities in first-class condition in order to remain competitive.

     Hotels owned and operated, leased and managed by Hilton are briefly described under Item 1 and, in particular, under the captions "Hotel Operations" and "Gaming Operations." In addition, contemplated additions to, and major refurbishing and remodeling of, existing hotels and new hotels presently under construction that will be operated by Hilton are briefly described under the captions "Hotel Operations -- Expansion Program" and "Gaming
Operations -- Expansion Program" under Item 1.

ITEM 3.  LEGAL PROCEEDINGS

     In management's opinion, disposition of pending litigation against the Company, including the lawsuits described under "Commitments and Contingent Liabilities" in the Notes to the Company's Consolidated Financial Statements on page 48 in the 1993 Stockholders Report, is not expected to have a material effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the executive officers of the Company:

                                    POSITIONS AND OFFICES
NAME                                  WITH THE COMPANY                    AGE
- ----                       ---------------------------------------        ---
Barron Hilton              Chairman of the Board and Chief                66
                           Executive Officer and, until February
                           1993, President
Raymond C. Avansino, Jr.   President and Chief Operating Officer          50
                           since February 1993
Eric M. Hilton             Vice Chairman of the Board since May           60
                           1993, Executive Vice President --
                           International Operations from May 1992
                           until May 1993, President, Conrad
                           International Hotels Corporation from
                           January 1990 until May 1993, and Senior
                           Vice President -- Real Estate
                           Development, International until May
                           1992
Carl T. Mottek             Executive Vice President -- Operations,        65
                           and President, Hilton Hotels Division
William C. Lebo, Jr.       Senior Vice President and General              50
                           Counsel
F. Michael O'Brien         Senior Vice President -- Gaming and            53
                           Hotel Development since January 1994,
                           and from May 1992 until January 1994,
                           Senior Vice President -- Corporate
                           Properties
Michael A. Ribero          Senior Vice President -- Marketing and         37
                           Strategic Planning since January 1994,
                           and prior thereto, Senior Vice
                           President -- Marketing
Maurice J. Scanlon         Senior Vice President -- Finance               59

     Unless otherwise noted in the table, all positions and offices with the Company indicated have been continuously held since January 1989. The executive officers are responsible for all major policy making functions and all other corporate and divisional officers are responsible to, and are under the supervision of, the executive officers. None of the above named executive officers are related, except that Messrs. Barron and Eric Hilton are brothers.

     Similar information for directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement to be used in connection with its annual meeting of stockholders scheduled to be held on May 12, 1994 (the "Proxy Statement"). The Company expects to file the Proxy Statement with the Securities and Exchange Commission prior to April 30, 1994, and reference is expressly made thereto for the specific information incorporated herein by the aforesaid reference.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's Common Stock is listed on the New York and Pacific Stock Exchanges and is traded under the symbol "HLT." Information regarding sales prices, dividend payments and record holders with respect to the Company's Common Stock is set forth under "Supplementary Financial Information" in the Notes to the Company's Consolidated Financial Statements on page 48 in the 1993 Stockholders Report, which information is incorporated herein by reference.

     On July 14, 1988, Hilton adopted a Preferred Share Purchase Rights Plan ("Plan") and declared a dividend distribution of one Preferred Share Purchase Right ("Rights") on each outstanding share of Hilton Common Stock. The Rights are transferable only with the Common Stock until they become exercisable.

     Generally, the Rights become exercisable only if a person or group (other than Hilton Interests, as hereinafter defined) acquires 20% or more of Hilton's Common Stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 20% or more of the Common Stock. Each Right entitles stockholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $150.

     If the Company is acquired in a merger or other business combination transaction, each Right entitles its holder to purchase, at the Right's then current price, a number of the acquiring company's common shares having a then current market value of twice the Right's exercise price. In addition, if a person or group (other than Hilton Interests) acquires 30% or more of the Company's outstanding Common Stock, otherwise than pursuant to a cash tender offer for all shares in which such person or group increases its stake from below 20% to 80% or more of the outstanding shares of Common Stock, each Right entitles its holder (other than such person or members of such group) to purchase, at the Right's then current exercise price, shares of the Company's Common Stock having a market value of twice the Right's exercise price.

     Following the acquisition by a person or group of beneficial ownership of 30% or more of the Company's Common Stock and prior to an acquisition of 50% or more of the Common Stock, Hilton's Board of Directors may exchange the Rights (other than Rights owned by such person or group), in whole or in part, at an exchange ratio of one share of Common Stock (or one one-hundredth of a share of the new series of junior participating preferred stock) per Right.

     Prior to the acquisition by a person or group of beneficial ownership of 20% or more of the Company's Common Stock, the Rights are redeemable for one cent per Right at the option of the Company's Board of Directors.

     "Hilton Interests" refer to Barron Hilton and the Conrad N. Hilton Fund and the shares of Common Stock beneficially owned by them.

     The full text of the Plan has been filed as Exhibit 4.5 hereto, and the foregoing summary is qualified in its entirety by reference to Exhibit 4.5.

ITEM 6. SELECTED FINANCIAL DATA

     See the Company's Ten Year Summary on pages 50 and 51 in the 1993 Stockholders Report and "Segments of Business" in the Notes to the Company's Consolidated Financial Statements on pages 46 and 47 in the 1993 Stockholders Report.

     The ratio of earnings to fixed charges for the five years ended December 31, 1993 is as follows: 1993 - 2.7 to 1; 1992 - 2.9 to 1; 1991 - 2.6 to 1;
1990 - 2.8 to 1; and 1989 - 2.4 to 1. The computation of the aforesaid ratios is set forth in Exhibit 12 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See pages 28 through 33 in the 1993 Stockholders Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplemental information required by this Item are contained in the 1993 Stockholders Report on the pages indicated, which information is incorporated herein by reference.

                                                                                    PAGE
                                                                                    -----
      Report of independent public accountants....................................     49
      Consolidated statements of income for the three years ended December 31,
         1993.....................................................................     34
      Consolidated balance sheets as of December 31, 1993 and 1992................     35
      Consolidated statements of cash flows for the three years ended December 31,
         1993.....................................................................     36
      Consolidated statements of stockholders' equity for the three years ended
         December 31, 1993........................................................     37
      Notes to consolidated financial statements..................................     38
      Segment data for the five years ended December 31, 1993 contained in the Ten
         Year Summary.............................................................     50

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain of the information respecting executive officers required by this
Item is set forth under the caption "Executive Officers" in Part I. Other information respecting certain executive officers, as well as the required information for directors, will be contained in the Proxy Statement, and reference is expressly made thereto for the specific information incorporated herein by the aforesaid reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item will be set forth under "Executive Compensation" in the Proxy Statement, and except for information set forth in the Proxy Statement under "Personnel and Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Graph," reference is expressly made thereto for the specific information incorporated herein by the aforesaid reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be set forth under "Common Stock Ownership of Certain Beneficial Owners and Executive Officers" and "Election of Directors" in the Proxy Statement, and reference is expressly made thereto for the specific information incorporated herein by the aforesaid reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be set forth under "Election of Directors -- Certain Relationships and Interests in Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement, and reference is expressly made thereto for the specific information incorporated herein by the aforesaid reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) INDEX TO FINANCIAL STATEMENTS

     1. Financial Statements:

        The index to consolidated financial statements and supplementary data is set forth under Item 8 on page 21 hereof.

     2. Financial Statement Schedules:

                                                                                          PAGE
                                                                                          -----
       Report of Independent Public Accountants.........................................     23
       Schedule I     -- Marketable Securities -- Other Security Investments............     24
       Schedule II    -- Amounts Receivable from Related Parties and Underwriters,
                         Promoters, and Employees Other Than Related Parties............     25
       Schedule V     -- Property and Equipment.........................................     26
       Schedule VI    -- Accumulated Depreciation of Property and Equipment.............     27
       Schedule VII   -- Guarantees of Securities of Other Issuers......................     28
       Schedule VIII  -- Valuation and Qualifying Accounts..............................     29
       Schedule X     -- Supplementary Income Statement Information.....................     30
       Supplemental Note to Consolidated Financial Statements...........................     31

     All other schedules are inapplicable or the required information is included elsewhere herein.

(B) REPORTS ON FORM 8-K

     None.

(C) EXHIBITS

     Reference is made to the Index to Exhibits immediately preceding the exhibits hereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                  SUPPLEMENTAL SCHEDULES AND SUPPLEMENTAL NOTE

To Hilton Hotels Corporation:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Hilton Hotels Corporation and subsidiaries included in the Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 2, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedules I, II, V, VI, VII, VIII and X and the supplemental note to consolidated financial statements as shown on pages 24 through 31 are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. The supplemental schedules and the supplemental note to the consolidated financial statements have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN & CO.

Los Angeles, California
February 2, 1994

                   HILTON HOTELS CORPORATION AND SUBSIDIARIES

       SCHEDULE I -- MARKETABLE SECURITIES -- OTHER SECURITY INVESTMENTS

                              AT DECEMBER 31, 1993
                                 (IN MILLIONS)

                                                                                             AMOUNT
                                                                                           INCLUDED IN
                                                             PRINCIPAL            MARKET     BALANCE
NAME                                                          AMOUNT      COST    VALUE       SHEET
- ----                                                         ---------   ------   ------   -----------
Cash.......................................................   $    --        --       --        34.0
Certificates of Deposit....................................        .5        .5       .5          .5
Eurodollar Deposits........................................       3.4       3.4      3.4         3.4
Unit Trusts................................................       5.5       5.5      5.5         5.5
Commercial Paper...........................................      12.7      12.6     12.7        12.7
Money Market Preferred Stock...............................      65.0      65.0     65.0        65.0
Government Agency..........................................     112.5     112.5    112.5       112.5
Taxable Auction Preferred Stock............................     143.5     143.4    143.4       143.4
Accrued Interest...........................................        --        --       --         3.4
                                                                                             -------
   Total Cash and Equivalents..............................                                  $ 380.4
                                                                                             -------
                                                                                             -------
Certificates of Deposit....................................   $   3.1       3.4      3.1         3.1
Floating Rate Notes........................................       5.0       5.0      5.0         5.0
U.S. Treasuries............................................      10.0      10.7     10.2        10.0
Government Agency..........................................      33.8      33.7     33.6        33.8
Medium Term Notes..........................................      46.0      48.2     46.2        46.2
                                                                                             -------
   Total Temporary Investments.............................                                  $  98.1
                                                                                             -------
                                                                                             -------
Medium Term Notes..........................................   $   5.0       5.0      5.0         5.0
Asset Backed Obligations...................................      26.1      27.5     26.1        26.1
Floating Rate Notes........................................      32.5      32.6     32.5        32.5
                                                                                             -------
   Total Long-Term Investments.............................                                  $  63.6
                                                                                             -------
                                                                                             -------

                   HILTON HOTELS CORPORATION AND SUBSIDIARIES

           SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                              AT DECEMBER 31, 1993
                                 (IN THOUSANDS)

                                                                                                BALANCE AT
                                                                     DEDUCTIONS                END OF PERIOD
                                BALANCE AT                    -------------------------     -------------------
                                 BEGINNING                     AMOUNTS        AMOUNTS                    NON-
        NAME OF DEBTOR           OF PERIOD      ADDITIONS     COLLECTED     WRITTEN OFF     CURRENT     CURRENT
- ------------------------------  -----------     ---------     ---------     -----------     -------     -------
Barron Hilton(1)..............     $  --           707           (707)           --            --          --
Michael A. Ribero(2)..........       114            12             --            --            --         126

- ------------

(1) Represents amounts reimbursed by Mr. Hilton to the Company during 1993 pursuant to an agreement with respect to investments in the Earthwinds Hilton Project, a manned helium balloon system designed for a non-stop circumnavigation of the earth. The Company is a sponsor of the Earthwinds Hilton Project and will share in revenues generated by the project.

(2) Due August 5, 1998. Interest rate is 11% per annum, compounded annually, subject to certain limitations. Note is secured by a Deed of Trust.

                   HILTON HOTELS CORPORATION AND SUBSIDIARIES

                      SCHEDULE V -- PROPERTY AND EQUIPMENT
                                 (IN MILLIONS)

                                          BALANCE AT                                               BALANCE AT
                                          BEGINNING     ADDITIONS     SALES AND     TRANSFERS        END OF
                                          OF PERIOD      AT COST     RETIREMENTS    AND OTHER        PERIOD
                                          ----------    ---------    -----------    ---------      ----------
YEAR ENDED DECEMBER 31, 1993
  Land.................................    $  145.9          --           (.7)            --           145.2
  Buildings and leasehold
     improvements......................     1,294.0         9.9         (20.1)          83.1         1,366.9
  Furniture and equipment..............       430.0        50.2         (30.8)           7.7           457.1
  Property held for sale or
     development.......................        13.6          --            --             --            13.6
                                           --------     -------      ---------       -------        --------
                                            1,883.5        60.1         (51.6)          90.8         1,982.8
  Construction in progress.............        41.1        96.9            --          (78.0)           60.0
                                           --------     -------     ---------        -------        --------
  Total................................    $1,924.6       157.0         (51.6)          12.8(A)      2,042.8
                                           --------     -------     ---------        -------        --------
                                           --------     -------     ---------        -------        --------
YEAR ENDED DECEMBER 31, 1992
  Land.................................    $  131.1        14.8            --             --           145.9
  Buildings and leasehold
     improvements......................     1,159.7        71.9          (1.0)          63.4         1,294.0
  Furniture and equipment..............       396.5        50.1         (28.9)          12.3           430.0
  Property held for sale or
     development.......................        13.6          --            --             --            13.6
                                           --------     -------     ---------        -------        --------
                                            1,700.9       136.8         (29.9)          75.7         1,883.5
  Construction in progress.............        32.8        85.4            --          (77.1)           41.1
                                           --------     -------     ---------        -------        --------
  Total................................    $1,733.7       222.2         (29.9)          (1.4)(B)     1,924.6
                                           --------     -------     ---------        -------        --------
                                           --------     -------     ---------        -------        --------
YEAR ENDED DECEMBER 31, 1991
  Land.................................    $  128.3          .2            --            2.6           131.1
  Buildings and leasehold
     improvements......................     1,125.8         3.8          (7.7)          37.8         1,159.7
  Furniture and equipment..............       383.6        25.7         (19.3)           6.5           396.5
  Property held for sale or
     development.......................        14.2          --           (.6)            --            13.6
                                           --------     -------     ---------        -------        --------
                                            1,651.9        29.7         (27.6)          46.9         1,700.9
  Construction in progress.............        31.4        48.3            --          (46.9)           32.8
                                           --------     -------     ---------        -------        --------
  Total................................    $1,683.3        78.0         (27.6)            --         1,733.7
                                           --------     -------     ---------        -------        --------
                                           --------     -------     ---------        -------        --------

- ------------

(A) Represents the transfer of assets from purchased properties.

(B) Represents an abandoned project.

                   HILTON HOTELS CORPORATION AND SUBSIDIARIES

       SCHEDULE VI -- ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT
                                 (IN MILLIONS)

                                           BALANCE AT                                              BALANCE AT
                                           BEGINNING       CURRENT        SALES AND                  END OF
                                           OF PERIOD     DEPRECIATION    RETIREMENTS    OTHER        PERIOD
                                           ----------    ------------    -----------    -----      ----------
YEAR ENDED DECEMBER 31, 1993
  Buildings and leasehold
     improvements.......................     $351.4           58.0          (15.5)       7.1          401.0
  Furniture and equipment...............      199.0           53.8          (30.0)       1.5          224.3
                                             ------         ------       --------       ----         ------
  Total.................................     $550.4          111.8          (45.5)       8.6 (A)      625.3
                                             ------         ------       --------       ----         ------
                                             ------         ------       --------       ----         ------
YEAR ENDED DECEMBER 31, 1992
  Buildings and leasehold
     improvements.......................     $302.0           50.4           (1.0)        --          351.4
  Furniture and equipment...............      177.9           49.8          (28.7)        --          199.0
                                             ------         ------        -------       ----         ------
  Total.................................     $479.9          100.2          (29.7)        --          550.4
                                             ------         ------         ------       ----         ------
                                             ------         ------         ------       ----         ------
YEAR ENDED DECEMBER 31, 1991
  Buildings and leasehold
     improvements.......................     $262.6           47.0           (7.6)        --          302.0
  Furniture and equipment...............      149.8           47.0          (18.9)        --          177.9
                                             ------         ------         -------      ----         ------
  Total.................................     $412.4           94.0          (26.5)        --          479.9
                                             ------         ------         -------      ----         ------
                                             ------         ------         -------      ----         ------

- ---------------

(A) Represents the transfer of accumulated depreciation from purchased properties.

                   HILTON HOTELS CORPORATION AND SUBSIDIARIES

           SCHEDULE VII -- GUARANTEES OF SECURITIES OF OTHER ISSUERS

                              AT DECEMBER 31, 1993
                                 (IN MILLIONS)

                                                    TITLE OF
                                                    ISSUE OF
                                                   EACH CLASS     TOTAL AMOUNT
          NAME OF ISSUER OF SECURITIES                 OF          GUARANTEED
            GUARANTEED BY PERSON FOR               SECURITIES         AND            NATURE OF
            WHOM STATEMENT IS FILED                GUARANTEED     OUTSTANDING        GUARANTEE
- ------------------------------------------------  ------------    ------------     -------------
Hilton Reservation Equipment Company                                                 Principal
  A 50%-Owned Company...........................   Term Loan          $11.0        and Interest
International Rivercenter, a partnership in
  commendam                                         Mortgage                         Principal
  A 46.8%-Owned Company.........................      Loan              6.7        and Interest

- ------------

Note: Other information has been omitted since the answer in each case is "None."

                   HILTON HOTELS CORPORATION AND SUBSIDIARIES

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                 BALANCE AT  CHARGED TO   CHARGED                          BALANCE AT
                                 BEGINNING   COSTS AND    TO OTHER                           END OF
                                 OF PERIOD    EXPENSES    ACCOUNTS   DEDUCTIONS  OTHER       PERIOD
                                 ----------  ----------  ----------  ----------  -----     ----------
YEAR ENDED DECEMBER 31, 1993
  Allowance for doubtful
     accounts
     Hotel and other............   $  7.2        1.8         4.5         1.9       --         11.6
     Casino.....................     14.4       10.9          --        17.7       --          7.6
  Reserve for loss on other
     investments................       --       12.5          --          --       --         12.5
YEAR ENDED DECEMBER 31, 1992
  Allowance for doubtful
     accounts
     Hotel and other............   $  6.0        1.7         1.5         2.1       .1 (A)      7.2
     Casino.....................     12.2        8.0          --         6.3       .5 (A)     14.4
  Reserve for loss on other
     investments................     14.3         --          --        14.3       --           --
YEAR ENDED DECEMBER 31, 1991
  Allowance for doubtful
     accounts
     Hotel and other............   $  7.0        2.0          .3         3.3       --          6.0
     Casino.....................     15.2       26.3          --        29.3       --         12.2
  Reserve for loss on other
     investments................     10.0        4.3          --          --       --         14.3

- ---------------

(A) Represents allowance for doubtful accounts of the Reno Hilton on the date of acquisition by the Company.

                   HILTON HOTELS CORPORATION AND SUBSIDIARIES

            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN MILLIONS)

                                                                        CHARGED TO COSTS AND
                                                                              EXPENSES
                                                                    ----------------------------
                                    ITEM                             1993       1992       1991
                                                                    ------      -----      -----
Advertising Costs.................................................  $ 26.0       17.5       16.6
Gaming Taxes......................................................    38.4       33.0       28.6
Repairs and Maintenance...........................................    57.9       52.7       48.0

Amounts for amortization of intangible assets, pre-opening costs and royalties are not presented as such amounts, individually, are not material.

                   HILTON HOTELS CORPORATION AND SUBSIDIARIES

             SUPPLEMENTAL NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                         AT DECEMBER 31, 1993 AND 1992
                                 (IN MILLIONS)

                                                                             1993         1992
                                                                            -------      ------
Accounts payable and accrued expenses at December 31, consisted of:
  Accounts and notes payable..............................................  $  47.4        58.0
  Accrued salaries and wages..............................................     26.5        25.1
  Guest advance deposits..................................................       --        14.6
  Insurance...............................................................     34.9        33.3
  Interest................................................................     18.9        19.6
  Other accrued expenses..................................................    100.8        85.9
                                                                            -------      ------
                                                                            $ 228.5       236.5
                                                                            -------      ------
                                                                            -------      ------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 1994.

                                          HILTON HOTELS CORPORATION
                                                  (Registrant)


                                          By        MAURICE J. SCANLON
                                          -----------------------------------
                                                     Maurice J. Scanlon
                                               Senior Vice President-Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 18, 1994.

          RAYMOND C. AVANSINO, JR.                              DONALD R. KNAB
- ----------------------------------------         ------------------------------------------
          Raymond C. Avansino, Jr.                              Donald R. Knab
                  Director                                         Director

               A. STEVEN CROWN                                BENJAMIN V. LAMBERT
- ----------------------------------------         ------------------------------------------
               A. Steven Crown                                Benjamin V. Lambert
                  Director                                         Director

              GREGORY R. DILLON                                 CARL T. MOTTEK
- ----------------------------------------         ------------------------------------------
              Gregory R. Dillon                                 Carl T. Mottek
                  Director                                         Director

                BARRON HILTON                                 MAURICE J. SCANLON
- ----------------------------------------          -----------------------------------------
                Barron Hilton                                 Maurice J. Scanlon
            Chairman of the Board                        Senior Vice President-Finance
                  and Chief                                  (Chief Financial and
              Executive Officer                               Accounting Officer)
          (Chief Executive Officer)

               ERIC M. HILTON                                   DONNA F. TUTTLE
- ----------------------------------------           ----------------------------------------
               Eric M. Hilton                                   Donna F. Tuttle
                  Director                                          Director

              ROBERT L. JOHNSON                                SAM D. YOUNG, JR.
- ----------------------------------------           ----------------------------------------
              Robert L. Johnson                                Sam D. Young, Jr.
                  Director                                         Director

                               INDEX TO EXHIBITS

                                                                                 SEQUENTIALLY
  EXHIBIT                                                                          NUMBERED
  NUMBER                                DESCRIPTION                                  PAGE
  ------     ------------------------------------------------------------------  -------------
    3.1      Restated Certificate of Incorporation of Registrant, as amended
             (incorporated herein by reference from Exhibit 3.1 to Registrant's
             Annual Report on Form 10-K for the year ended December 31, 1987)
    3.2      By-Laws of Registrant, as amended (incorporated herein by
             reference from Exhibit 3.2 to Registrant's Annual Report on Form
             10-K for the year ended December 31, 1992)
    4.1      Indenture, dated as of July 1, 1988, between Registrant and
             Citibank, N.A., regarding Registrant's Subordinated Debt
             Securities (incorporated herein by reference from Exhibit 4.1 to
             Post-Effective Amendment No. 2 to Registrant's Registration
             Statement on Form S-3 (File No. 2-95746))
    4.2      Indenture, dated as of July 1, 1988, between Registrant and Morgan
             Guaranty Trust Company of New York, regarding Registrant's Senior
             Debt Securities (incorporated herein by reference from Exhibit 4.1 to Post-Effective Amendment No. 1 to Registrant's Registration
             Statement on Form S-3 (File No. 2-99967))
    4.3      First Supplemental Indenture, dated as of June 30, 1992, between
             Registrant and Morgan Guaranty Trust Company of New York,
             regarding Registrant's Senior Debt Securities, relating to Exhibit
             4.2 hereto (incorporated herein by reference from Exhibit 4.3 to
             Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1992)
    4.4      Reimbursement Agreements, dated as of November 15, 1990, among
             Registrant, Swiss Bank Corporation and the financial institutions signatory thereto (incorporated herein by reference from Exhibit
             4.7 to Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1990)
    4.5      Rights Agreement, dated as of July 14, 1988, between Registrant and The First National Bank of Chicago (incorporated herein by reference from Exhibit 1 to Registrant's Current Report on Form
             8-K, dated July 14, 1988)
   10.1      1975 Stock Option and Stock Appreciation Rights Plan of
             Registrant, together with the Stock Option Agreement relating thereto, both as amended (incorporated herein by reference from
             Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the
             year ended December 31, 1989)*
   10.2      1984 Stock Option and Stock Appreciation Rights Plan of
             Registrant, together with the Stock Option Agreement relating thereto, both as amended (incorporated herein by reference from
             Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the
             year ended December 31, 1989)*
   10.3      Amendment, dated October 18, 1990, to the 1975 and 1984 Stock
             Option and Stock Appreciation Rights Plans of Registrant, relating to Exhibits 10.1 and 10.2 hereto (incorporated herein by reference from Exhibit 10.3 to Registrant's Annual Report on Form 10-K for
             the year ended December 31, 1990)*
   10.4      1990 Stock Option and Stock Appreciation Rights Plan of
             Registrant, together with the Stock Option Agreement relating thereto, both as amended (incorporated herein by reference from
             Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the
             year ended December 31, 1990)*
   10.5      Amendment, dated January 20, 1994, to the 1990 Stock Option and
             Stock Appreciation Rights Plan of Registrant, relating to Exhibit
             10.4 hereto*......................................................

                                                                                 SEQUENTIALLY
  EXHIBIT                                                                          NUMBERED
  NUMBER                                DESCRIPTION                                  PAGE
  ------     ------------------------------------------------------------------  -------------
   10.6      Incentive Compensation Plan of Registrant (incorporated herein by reference from Exhibit 10.4 to Registrant's Annual Report on Form
             10-K for the year ended December 31, 1980)*
   10.7      Amendment, dated as of January 1, 1994, to the Incentive
             Compensation Plan of Registrant, relating to Exhibit 10.6
             hereto*...........................................................
   10.8      Retirement Plan of Registrant, as amended (incorporated herein by reference from Exhibit 10.6 to Registrant's Annual Report on Form
             10-K for the year ended December 31, 1992)*
   10.9      Supplemental Executive Retirement Plan of Registrant, as amended
             (incorporated herein by reference from Exhibit 10.6 to
             Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1991)*
   10.10     Directors' Retirement Benefit Plan of Registrant, as amended
             (incorporated herein by reference from Exhibit 10.7 to
             Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1991)*
   10.11     Retirement Benefit Replacement Plan of Registrant, as amended
             (incorporated herein by reference from Exhibit 10.9 to
             Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1992)*
   10.12     Amendment, dated as of January 1, 1994, to the Retirement Benefit
             Replacement Plan of Registrant, relating to Exhibit 10.11
             hereto*...........................................................
   10.13     Investment Plan of Registrant, as amended (incorporated herein by reference from Exhibit 10.10 to Registrant's Annual Report on Form
             10-K for the year ended December 31, 1992)*
   10.14     Form of Executive Employment Agreement, as amended (incorporated herein by reference from Exhibit 10.6 to Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1989)*
   11        Computation of Earnings Per Share.................................
   12        Computation of Ratios of Earnings to Fixed Charges................
   13        Registrant's Annual Report to Stockholders for the year ended
             December 31, 1993.................................................
   21        List of Registrant's Subsidiaries.................................
   23        Consent of Independent Public Accountants.........................
   99        Undertakings......................................................

- ---------------

* Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K, previously filed where indicated and incorporated herein by reference.

     Pursuant to Regulation sec. 229.601, Item 601(b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Registrant hereby undertakes to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries (and for any of its unconsolidated subsidiaries for which financial statements are required to be filed) wherein the total amount of securities authorized thereunder does not exceed 10% of the total consolidated assets of the Registrant.