Form 10-Q
period 1994-03-31
HILTON HOTELS CORP
filed 1994-05-11
CIK 47580

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1994

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the transition period from ................. to ......................


Commission file number 1-3427

                           HILTON HOTELS CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        36-2058176
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

           9336 CIVIC CENTER DRIVE, BEVERLY HILLS, CALIFORNIA 90210
             (Address of principal executive offices) (Zip code)
                                 (310) 278-4321
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                                ---       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 29, 1994 --- Common Stock, $2.50 par value --- 47,976,470 shares.

PART I FINANCIAL INFORMATION

Company or group of companies for which report is filed:

ITEM 1. FINANCIAL STATEMENTS

HILTON HOTELS   CONSOLIDATED
CORPORATION     STATEMENTS
AND             OF INCOME
SUBSIDIARIES    (IN MILLIONS,
                EXCEPT PER SHARE AMOUNTS)

                                                                                                  THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                                   1994        1993
- - --------------------------------------------------------------------------------------------------------------------
Revenue                Rooms                                                                      $111.3        99.9
                       Food and beverage                                                            55.6        55.4
                       Casino                                                                      114.6       130.4
                       Management and franchise fees                                                22.1        20.1
                       Other                                                                        26.9        20.0
                       Operating income
                         from unconsolidated affiliates                                              8.3         5.8
                       ---------------------------------------------------------------------------------------------
                                                                                                   338.8       331.6
- - --------------------------------------------------------------------------------------------------------------------
Expenses               Rooms                                                                        39.0        35.5
                       Food and beverage                                                            50.0        48.3
                       Casino                                                                       50.6        54.6
                       Other costs and expenses                                                    139.9       132.1
                       Corporate expense                                                             3.6         6.5
                       ---------------------------------------------------------------------------------------------
                                                                                                   283.1       277.0
- - --------------------------------------------------------------------------------------------------------------------
Operating income                                                                                    55.7        54.6
                       Interest and dividend income                                                  5.1         5.7
                       Interest expense                                                            (18.5)      (20.4)
                       Interest expense, net, from
                         unconsolidated affiliates                                                  (4.2)       (3.5)
                       Foreign currency losses                                                       (.4)         --
- - --------------------------------------------------------------------------------------------------------------------
Income before
income taxes                                                                                        37.7        36.4
                       Provision for income taxes                                                   15.0        13.3
- - --------------------------------------------------------------------------------------------------------------------
Income before
cumulative effect of
accounting changes                                                                                  22.7        23.1
                       Cumulative effect of accounting
                         changes, net                                                                 --         3.4
- - --------------------------------------------------------------------------------------------------------------------
Net income                                                                                        $ 22.7        26.5
====================================================================================================================
Income per share:
Before cumulative effect of accounting changes                                                    $  .47         .48
Cumulative effect of accounting changes, net                                                          --         .07
- - --------------------------------------------------------------------------------------------------------------------
Net income per share                                                                              $  .47         .55
====================================================================================================================
Average number of
shares                                                                                              48.4        48.0
====================================================================================================================


HILTON HOTELS   CONSOLIDATED
CORPORATION     BALANCE
AND             SHEETS
SUBSIDIARIES    (IN MILLIONS)

                                                                                          MARCH 31,      DECEMBER 31,
                                                                                            1994            1993
- - ---------------------------------------------------------------------------------------------------------------------
Assets                 Current assets
                         Cash and equivalents                                             $  279.1           380.4
                         Temporary investments                                                81.3            98.1
                         Other current assets                                                195.4           248.5
                       ----------------------------------------------------------------------------------------------
                       Total current assets                                                  555.8           727.0
                       Investments                                                           491.9           482.1
                       Property and equipment, net                                         1,436.9         1,417.5
                       Other assets                                                           58.4            48.2
                       ----------------------------------------------------------------------------------------------
                       Total assets                                                       $2,543.0         2,674.8
=====================================================================================================================
Liabilities and        Current liabilities
stockholders' equity     Accounts payable and accrued expenses                            $  215.5           228.5
                         Short-term borrowings                                                  --            10.8
                         Current maturities of long-term debt                                 49.8            29.8
                         Income taxes payable                                                 36.8             8.8
                       ----------------------------------------------------------------------------------------------
                       Total current liabilities                                             302.1           277.9
                       Long-term debt                                                        959.3         1,112.6
                       Deferred income taxes and other liabilities                           212.2           227.6
                       Stockholders' equity                                                1,069.4         1,056.7
                       ----------------------------------------------------------------------------------------------
                       Total liabilities and stockholders' equity                         $2,543.0         2,674.8
=====================================================================================================================

HILTON HOTELS   CONSOLIDATED
CORPORATION     STATEMENTS OF
AND             CASH FLOWS
SUBSIDIARIES    (IN MILLIONS)

                                                                                                THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                                 1994          1993
- - --------------------------------------------------------------------------------------------------------------------
Operating activities   Net income                                                               $  22.7         26.5
                       Adjustments to reconcile net income
                         to net cash provided by operating
                         activities:
                       Depreciation and amortization                                               31.2         29.3
                       Change in working capital
                         components:
                         Other current assets                                                       6.3          5.1
                         Accounts payable
                           and accrued expenses                                                   (12.8)       (13.8)
                         Income taxes payable                                                      28.0         15.2
                       Decrease in deferred income taxes                                          (15.8)       (20.8)
                       Increase in other liabilities                                                 .5         14.7
                       Unconsolidated affiliates'
                         distributions (less than) in excess of earnings                            (.8)        14.0
                       Other                                                                       (4.2)        (2.5)
- - --------------------------------------------------------------------------------------------------------------------
                       Net cash provided by operating
                         activities                                                                55.1         67.7
- - --------------------------------------------------------------------------------------------------------------------
Investing activities   Capital expenditures                                                       (49.6)       (24.7)
                       Additional investments                                                     (26.1)        (3.2)
                       Decrease in long-term
                         marketable securities                                                     12.5         43.9
                       Change in temporary investments                                             16.8        (14.9)
                       Payments on notes and other investments                                     44.1           .1
- - --------------------------------------------------------------------------------------------------------------------
                       Net cash (used in) provided by
                         investing activities                                                      (2.3)         1.2
- - --------------------------------------------------------------------------------------------------------------------
Financing activities   Long-term borrowings                                                         4.3           --
                       Decrease in short-term borrowings                                          (10.8)       (65.0)
                       Reduction of long-term debt                                               (137.6)       (30.3)
                       Issuance of common stock                                                     4.4          2.9
                       Cash dividends                                                             (14.4)       (14.3)
- - --------------------------------------------------------------------------------------------------------------------
                       Net cash used in
                         financing activities                                                    (154.1)      (106.7)
- - --------------------------------------------------------------------------------------------------------------------
Decrease in cash and equivalents                                                                 (101.3)       (37.8)
Cash and equivalents at beginning of year                                                         380.4        348.5
- - --------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                           $ 279.1        310.7
====================================================================================================================

HILTON HOTELS   SUMMARY
CORPORATION     OF
AND             OPERATIONS
SUBSIDIARIES    (IN MILLIONS)

                                                                                                  THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                                   1994        1993
- - --------------------------------------------------------------------------------------------------------------------
Revenue                Hotels                                                                     $126.8       112.3
                       Gaming                                                                      212.0       219.3
                       ---------------------------------------------------------------------------------------------
                       Total                                                                      $338.8       331.6
====================================================================================================================
Operating income       Hotels                                                                     $ 20.7        12.8
                       Gaming                                                                       38.6        48.3
                       Corporate expense                                                            (3.6)       (6.5)
                       ---------------------------------------------------------------------------------------------
                       Total                                                                        55.7        54.6
                       Net interest expense                                                        (17.6)      (18.2)
                       Foreign currency losses                                                       (.4)         --
                       Provision for income taxes                                                  (15.0)      (13.3)
- - --------------------------------------------------------------------------------------------------------------------
Income before
cumulative effect of
accounting changes                                                                                  22.7        23.1
                       Cumulative effect of accounting
                         changes, net                                                                 --         3.4
- - --------------------------------------------------------------------------------------------------------------------
Net income                                                                                        $ 22.7        26.5
====================================================================================================================
Percentage of
occupancy              Hotels                                                                         66          66
                       Gaming                                                                         85          81
====================================================================================================================

NET INCOME PER SHARE

The calculations of common and equivalent shares, net income and net income per share are as follows:

                                                Three months ended
                                                     March 31,
                                           ---------------------------
                                              1994             1993
                                           ----------       ----------
Common and equivalent shares
- - ----------------------------
Shares outstanding
  beginning of period                      47,846,854       47,677,922
Net common shares issued/
  issuable upon exercise
  of certain stock
  options                                     566,790          333,784
                                           ----------       ----------
Common and equivalent
  shares                                   48,413,644       48,011,706
                                           ==========       ==========


Net income (in millions)
- - ----------
Income before cumulative
  effect of accounting
  changes                                       $22.7             23.1
Cumulative effect of
  accounting changes, net                           -              3.4
                                                -----            -----
Net income                                      $22.7             26.5
                                                =====            =====


Net income per share
- - --------------------
Income before cumulative
  effect of accounting
  changes                                       $ .47              .48
Cumulative effect of
  accounting changes, net                           -              .07
                                                 ----             ----
Net income per share                            $ .47              .55
                                                =====             ====

Dividends declared per share                    $ .30              .30
                                                =====            =====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: General

The consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its 1993 Annual Report to Stockholders and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The statements for the three months ended March 31, 1994 and 1993 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results for the unaudited periods.


Note 2: Supplemental Cash Flow Information

                                                    Three months ended
                                                         March 31,
                                                  ----------------------
                                                   1994            1993
                                                  ------          ------
                                                      (in millions)
Cash paid during the period
  for the following:
Interest, net of amounts capitalized              $19.9             21.1
Income taxes                                        3.1              2.4


Note 3: Investments

Summarized operating results of the Company's unconsolidated affiliates are as follows:

                                                   Three months ended
                                                        March 31,
                                                 -----------------------
                                                  1994             1993
                                                 ------           ------
                                                     (in millions)
Revenue                                          $283.7            236.9
Expenses                                          262.6            209.5
Net Income                                         15.0             10.1

Note 4: Income taxes

In February 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which superseded previously issued standards. The Company adopted SFAS No. 109 effective January 1, 1993. As permissible under the new standard, the Company reflected the impact as a cumulative adjustment in the 1993 first quarter and did not restate prior periods. The new standard had a favorable impact on net income of $8.0 million and is reflected in the Consolidated Statements of Income under the caption "Cumulative Effect of Accounting Changes, Net."

Note 5: Employee Benefit Plans

In December 1990, the FASB issued SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The Company adopted SFAS No. 106 effective January 1, 1993. As permissible under the new standard, the Company reflected the impact as a cumulative adjustment in the 1993 first quarter and did not restate prior periods. The new standard resulted in a charge to net income of $4.6 million, net of a $2.3 million deferred tax benefit, and is reflected in the Consolidated Statements of Income under the caption "Cumulative Effect of Accounting Changes, Net."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

CASH FLOW AND WORKING CAPITAL

         Net cash provided by operating activities totaled $55.1 million for the three months ended March 31, 1994 compared to $67.7 million in the same period last year. The 1993 period included a $12.1 million distribution of earnings from an unconsolidated affiliate as part of a refinancing of the affiliate's long-term debt.

         While net cash provided by operating activities remained strong, working capital declined to $253.7 million at March 31, 1994 from $449.1 million at December 31, 1993. During the 1994 quarter the Company reduced its borrowings under its commercial paper program and its revolving bank credit lines by $133.4 million and disbursed $75.7 million for capital expenditures and investments.

         Capital expenditures and investments in 1994 are estimated to total $500 million. The Company intends to fund this amount through internal cash flows and available debt capacity or new borrowings.

         The Company had previously been awarded the right to develop two riverboat casinos in Kansas City, Missouri. However, a state constitutional amendment permitting games of chance, such as slot machines, was defeated in a statewide election on April 5, 1994. In light of the election results, the Company is re-evaluating its options.  It is unlikely that the Company
would open riverboat casinos in Kansas City without slot machines.   At April
30, 1994 the Company had expended or committed to expend approximately $9.0 million for land-based improvements at its two designated sites in Kansas City and approximately $17.0 million for construction of a riverboat.

LONG-TERM DEBT

         Long-term debt at March 31, 1994 totaled $959.3 million compared to $1.1 billion at December 31, 1993. Under registration statements currently on file with the Securities and Exchange Commission, the Company can offer up to $999.2 million in either senior notes or a combination of senior and subordinated notes, with the subordinated notes limited to $300 million.

         The Company also has authorization to issue up to $300 million in private debt securities. However, the maximum principal amount of public debt securities and private debt securities, either exclusively in the form of public senior debt securities or, alternatively, in the form of one or more combinations of public senior debt securities, public subordinated debt securities and private debt securities, is limited to $1.0 billion.

         Available financing under the aforementioned public and private authorizations at March 31, 1994 totaled $310.9 million.

         The Company has authorization to issue up to $600 million of commercial paper. At March 31, 1994 the Company had commercial paper borrowings of $230.7 million, all of which were classified as long-term by virtue of $406.7 million in available long-term revolving credit lines. Available commercial paper financing at March 31, 1994 was $369.3 million.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL QUARTERS ENDED MARCH 31, 1994 AND 1993

         Total revenue in the 1994 quarter increased two percent to $338.8 million, while total operating income increased two percent to $55.7 million from $54.6 million in 1993.

HOTELS

         Hotel revenue in the 1994 quarter was $126.8 million, an increase of 13 percent over last year, while hotel operating income increased 62 percent to $20.7 million. The hotel segment benefited from continued strong results at its airport locations, with operating results from wholly-owned airport properties up $1.8 million over 1993, as well as improvements at the Company's key properties in New York, Hawaii and New Orleans.

         Combined results from the Waldorf-Astoria and the 50% owned New York Hilton & Towers increased $1.6 million over the prior year. Both New York City properties recorded 10 percent increases in occupancies due to increased individual business traveler (IBT) room nights at the Waldorf-Astoria and increased convention and IBT room nights at the New York Hilton.

         Operating income from the 50% owned Hilton Hawaiian Village improved $.6 million over the prior year. Recessionary conditions in California and Japan continued to dampen leisure travel to Hawaii.

         Operating results at the New Orleans Hilton Riverside rose $1.4 million due in part to the Company's increased ownership of that property compared to the prior year quarter and to higher average rates. Income from the 30% owned Conrad Hong Kong also improved over the prior year.

         Hotel management and franchise fees increased $1.6 million in 1994 to $19.7 million. Fee revenue is primarily based on operating revenue at managed properties and room revenue at franchised hotels.

         Occupancy for hotels owned or managed was 66 percent in both the 1994 and 1993 periods. Average room rates increased four percent over the prior year.

GAMING

         Total gaming revenue decreased three percent in the 1994 quarter to $212.0 million from $219.3 million in 1993. Casino revenue, a component of gaming revenue, was $114.6 million in 1994 compared to $130.4 million last year. Gaming operating income decreased 20 percent to $38.6 million from $48.3 million last year.

         Operating income at the Flamingo Hilton-Las Vegas decreased $3.0 million from the prior year reflecting a reduction of approximately 490 available rooms per day due to construction activities at that property. The Las Vegas Hilton recorded a $9.8 million decrease in its operating results due primarily to unusually high table game win percentages in the 1993 quarter.
The Reno Hilton and the Flamingo Hilton-Reno each showed increases in operating income of $1.3 million, while results from the Flamingo Hilton-Laughlin decreased $.7 million.

         In February 1994 the Company opened its new "Queen of New

Orleans" riverboat casino adjacent to the New Orleans Hilton Riverside.
This interim boat is wholly-owned by the Company and is being leased to a joint venture, in which the Company owns a 50 percent interest, until the permanent boat is completed. Operating income from the Queen of New Orleans for the
quarter was not significant.   While operating income from the 19.96% owned
Conrad & Jupiters Casino in Australia improved slightly, operating losses from the 25% owned Conrad Istanbul increased $.6 million over the prior year. Continued economic and political unrest in Turkey could negatively impact future results at this property.

         Occupancy for the Nevada hotel-casinos was 88 percent in the 1994 quarter versus 84 percent last year. The average room rate for Nevada increased four percent.

INTEREST AND DIVIDEND INCOME/EXPENSE

         Interest and dividend income was $5.1 million in the 1994 quarter compared to $5.7 million in 1993. Consolidated interest expense decreased $1.9 million, while net interest expense from unconsolidated affiliates increased $.7 million.

INCOME TAXES

         The effective income tax rate for the 1994 period was 39.8 percent compared to 36.5 percent in 1993. The Company's effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes.

         The provision for income taxes in the 1994 quarter includes a Federal provision at the statutory rate of 35 percent. The provision for income taxes in the 1993 quarter included a Federal provision at the then 34 percent statutory rate.

NET INCOME

         First quarter net income declined two percent to $22.7 million, or $.47 per share, from $23.1 million, or $.48 per share in 1993, before the cumulative effect of accounting changes. The accounting changes were related to the January 1, 1993 implementation of new accounting standards for income taxes and postretirement benefits and resulted in additional net income of $3.4 million or $.07 per share in the 1993 first quarter. The average number of common and equivalent shares outstanding were 48.4 million and 48.0 million in 1994 and 1993, respectively.

NEW ACCOUNTING STANDARDS

         In February 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which superseded previously issued standards. The Company adopted SFAS 109 effective January 1, 1993. As permissible under the new standard, the Company reflected the impact as a cumulative adjustment in the 1993 first quarter and did not restate prior periods. The new standard had a favorable impact on net income of $8.0 million.

         In December 1990, the FASB issued SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The Company adopted SFAS 106 effective January 1, 1993. As permissible under the new standard, the Company reflected the impact as a cumulative adjustment in the 1993 first quarter and did not restate prior periods. The new standard resulted in a charge to net income of $4.6 million, net of a $2.3 million deferred tax benefit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the first quarter of fiscal 1994.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   HILTON HOTELS CORPORATION
                                                          (Registrant)





Date:  May 11, 1994                               /s/  Maurice J. Scanlon
                                                  ______________________________
                                                  Maurice J. Scanlon
                                                  Senior Vice President -
                                                    Finance





Date:  May 11, 1994                               /s/  William C. Lebo, Jr.
                                                  ______________________________
                                                  William C. Lebo, Jr.
                                                  Senior Vice President and
                                                     General Counsel