Form 10-Q
period 1994-06-30
HILTON HOTELS CORP
filed 1994-08-05
CIK 47580

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1994

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from .................... to ......................


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 29, 1994 --- Common Stock, $2.50 par value --- 47,992,021 shares.

Part I FINANCIAL INFORMATION

Company or group of companies for which report is filed:

HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

HILTON HOTELS   CONSOLIDATED
CORPORATION     STATEMENTS
AND             OF INCOME
SUBSIDIARIES    (IN MILLIONS,
                EXCEPT PER SHARE AMOUNTS)

                                                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                  JUNE 30,               JUNE 30,
                                                                              1994        1993        1994        1993
- - -----------------------------------------------------------------------------------------------------------------------
Revenue                Rooms                                                 $126.6       112.2       237.9       212.1
                       Food and beverage                                       62.9        62.2       118.5       117.6
                       Casino                                                 118.4       116.1       233.0       246.5
                       Management and franchise fees                           24.4        20.4        46.5        40.5
                       Other                                                   31.4        22.6        58.3        42.6
                       Operating income
                        from unconsolidated affiliates                         17.5        11.7        25.8        17.5
                       ------------------------------------------------------------------------------------------------
                                                                              381.2       345.2       720.0       676.8
- - -----------------------------------------------------------------------------------------------------------------------
Expenses               Rooms                                                   43.2        38.2        82.2        73.7
                       Food and beverage                                       54.1        51.3       104.1        99.6
                       Casino                                                  54.6        52.8       105.2       107.4
                       Other costs and expenses                               148.9       135.8       288.8       267.9
                       Corporate expense                                        6.4         6.9        10.0        13.4
                       ------------------------------------------------------------------------------------------------
                                                                              307.2       285.0       590.3       562.0
- - -----------------------------------------------------------------------------------------------------------------------
Operating income                                                               74.0        60.2       129.7       114.8
                       Interest and dividend income                             4.8         5.5         9.9        11.2
                       Interest expense                                       (18.8)      (19.8)      (37.3)      (40.2)
                       Interest expense, net, from
                        unconsolidated affiliates                              (4.0)       (3.4)       (8.2)       (6.9)
                       Foreign currency losses                                   --          --         (.4)         --
- - -----------------------------------------------------------------------------------------------------------------------
Income before
income taxes                                                                   56.0        42.5        93.7        78.9
                       Provision for income taxes                              22.1        15.7        37.1        29.0
- - -----------------------------------------------------------------------------------------------------------------------
Income before
cumulative effect of
accounting changes                                                             33.9        26.8        56.6        49.9
                       Cumulative effect of accounting
                        changes, net                                             --          --          --         3.4
- - -----------------------------------------------------------------------------------------------------------------------
Net income                                                                   $ 33.9        26.8        56.6        53.3
=======================================================================================================================
Net income per share:
Before cumulative effect of accounting changes                               $  .70         .56        1.17        1.04
Cumulative effect of accounting changes, net                                     --          --          --         .07
- - -----------------------------------------------------------------------------------------------------------------------
Net income per share                                                         $  .70         .56        1.17        1.11
=======================================================================================================================
Average number of shares                                                       48.3        48.0        48.3        48.0
=======================================================================================================================

HILTON HOTELS   CONSOLIDATED
CORPORATION     BALANCE
AND             SHEETS
SUBSIDIARIES    (IN MILLIONS)

                                                                                           JUNE 30,       DECEMBER 31,
                                                                                             1994             1993
- - ----------------------------------------------------------------------------------------------------------------------
Assets                 Current assets
                        Cash and equivalents                                               $  341.8            380.4
                        Temporary investments                                                  91.2             98.1
                        Other current assets                                                  213.2            248.5
                       -----------------------------------------------------------------------------------------------
                       Total current assets                                                   646.2            727.0
                       Investments                                                            559.6            482.1
                       Property and equipment, net                                          1,578.8          1,417.5
                       Other assets                                                            65.4             48.2
                       -----------------------------------------------------------------------------------------------
                       Total assets                                                        $2,850.0          2,674.8
======================================================================================================================
Liabilities and        Current liabilities
stockholders' equity    Accounts payable and accrued expenses                              $  273.3            228.5
                        Short-term borrowings                                                    --             10.8
                        Current maturities of long-term debt                                   26.5             29.8
                        Income taxes payable                                                   19.6              8.8
                       -----------------------------------------------------------------------------------------------
                       Total current liabilities                                              319.4            277.9
                       Long-term debt                                                       1,238.9          1,112.6
                       Deferred income taxes
                        and other liabilities                                                 202.7            227.6
                       Stockholders' equity                                                 1,089.0          1,056.7
                       -----------------------------------------------------------------------------------------------
                       Total liabilities and stockholders' equity                          $2,850.0          2,674.8
======================================================================================================================

HILTON HOTELS   CONSOLIDATED
CORPORATION     STATEMENTS OF
AND             CASH FLOWS
SUBSIDIARIES    (IN MILLIONS)

                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                                  1994        1993
- - --------------------------------------------------------------------------------------------------------------------
Operating activities   Net income                                                                $ 56.6         53.3
                       Adjustments to reconcile net income
                         to net cash provided by operating
                         activities:
                        Depreciation and amortization                                              63.6         58.4
                        Change in working capital
                         components:
                         Other current assets                                                      (3.2)         4.2
                         Accounts payable
                          and accrued expenses                                                     18.9         (5.7)
                         Income taxes payable                                                      10.8         (1.8)
                         Decrease in deferred income taxes                                        (18.0)       (23.7)
                         Change in other liabilities                                               (6.8)        14.0
                         Unconsolidated affiliates'
                          distributions (less than)
                          in excess of earnings                                                    (6.3)         8.6
                         Other                                                                      (.5)        (1.5)
- - --------------------------------------------------------------------------------------------------------------------
                       Net cash provided by operating
                        activities                                                                115.1        105.8
- - --------------------------------------------------------------------------------------------------------------------
Investing activities   Capital expenditures                                                      (111.5)       (60.7)
                       Additional investments                                                    (115.9)       (32.0)
                       Decrease in long-term
                        marketable securities                                                      37.5         66.9
                       Change in temporary investments                                              6.9        (10.5)
                       Payments on notes
                        and other investments                                                      51.1           .1
- - --------------------------------------------------------------------------------------------------------------------
                       Net cash used in investing
                        activities                                                               (131.9)       (36.2)
- - --------------------------------------------------------------------------------------------------------------------
Financing activities   Long-term borrowings                                                        59.3           --
                       Decrease in short-term borrowings                                          (10.8)       (65.0)
                       Reduction of long-term debt                                                (46.0)       (23.8)
                       Issuance of common stock                                                     4.5          4.5
                       Cash dividends                                                             (28.8)       (28.7)
- - --------------------------------------------------------------------------------------------------------------------
                       Net cash used in financing
                       activities                                                                 (21.8)      (113.0)
- - --------------------------------------------------------------------------------------------------------------------
Decrease in cash and equivalents                                                                  (38.6)       (43.4)
Cash and equivalents at beginning of year                                                         380.4        348.5
- - --------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                            $341.8        305.1
====================================================================================================================

HILTON HOTELS   SUMMARY
CORPORATION     OF
AND             OPERATIONS
SUBSIDIARIES    (IN MILLIONS)

                                                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                  JUNE 30,                 JUNE 30,
                                                                              1994        1993        1994       1993
- - -----------------------------------------------------------------------------------------------------------------------
Revenue                Hotels                                                $160.0       133.1       286.8       245.4
                       Gaming                                                 221.2       212.1       433.2       431.4
                       ------------------------------------------------------------------------------------------------
                       Total                                                 $381.2       345.2       720.0       676.8
=======================================================================================================================
Operating income       Hotels                                                $ 43.7        29.7        64.4        42.5
                       Gaming                                                  36.7        37.4        75.3        85.7
                       Corporate expense                                       (6.4)       (6.9)      (10.0)      (13.4)
                       ------------------------------------------------------------------------------------------------
                       Total                                                   74.0        60.2       129.7       114.8
                       Net interest expense                                   (18.0)      (17.7)      (35.6)      (35.9)
                       Foreign currency losses                                   --          --         (.4)         --
                       Provision for income taxes                             (22.1)      (15.7)      (37.1)      (29.0)
- - -----------------------------------------------------------------------------------------------------------------------
Income before
cumulative effect of
accounting changes                                                             33.9        26.8        56.6        49.9
                       Cumulative effect of accounting
                       changes, net                                              --          --          --         3.4
- - -----------------------------------------------------------------------------------------------------------------------
Net income                                                                   $ 33.9        26.8        56.6        53.3
=======================================================================================================================
Percentage of
occupancy              Hotels                                                    72          70          69          68
                       Gaming                                                    90          87          88          84
=======================================================================================================================

NET INCOME PER SHARE

The calculations of common and equivalent shares, net income and net income per share are as follows:



                                Three months ended          Six months ended
                                     June 30,                   June 30,
                                1994          1993          1994         1993
                              ----------  -----------     ----------  ----------
Common and equivalent shares
- - ----------------------------
Shares outstanding
  beginning of period         47,976,144   47,740,742    47,846,854   47,677,922
Net common shares issued/
  issuable upon exercise
  of certain stock
  options                        340,570      307,112       453,680      320,448
                              ----------  -----------    ----------   ----------
Common and equivalent
  shares                      48,316,714   48,047,854    48,300,534   47,998,370
                              ==========   ==========    ==========   ==========


Net income (in millions)
- - ----------
Income before cumulative
  effect of accounting
  changes                          $33.9         26.8         $56.6        49.9
Cumulative effect of
  accounting changes, net            -              -                       3.4
                                   -----         ----         -----        ----
Net income                         $33.9         26.8         $56.6        53.3
                                   =====         ====         =====        ====


Net income per share
- - --------------------
Income before cumulative
  effect of accounting
  changes                           $.70          .56         $1.17        1.04
Cumulative effect of
  accounting changes, net              -            -             -         .07
                                    ----          ---         -----        ----
Net income per share                $.70          .56         $1.17        1.11
                                    ====          ===         =====        ====

Dividends declared per share        $.30          .30         $ .60         .60
                                    ====          ===         =====        ====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: General

The consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its 1993 Annual Report to Stockholders and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

        The statements for the three and six months ended June 30, 1994 and 1993 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results for the unaudited periods.


Note 2: Supplemental Cash Flow Information

                                          Six months ended
                                               June 30,
                                         1994          1993
                                         ----          ----
                                           (in millions)
Cash paid during the period
     for the following:

Interest, net of amounts capitalized     $36.1         $38.8
Income taxes                              43.7          37.8


Note 3: Investments

Summarized operating results of the Company's unconsolidated affiliates are as follows:

                  Three months ended              Six months ended
                        June 30,                      June 30,
                1994              1993          1994            1993
                ----              ----          ----            ----
                     (in millions)
Revenue       $306.8            $251.0        $590.5           $487.9
Expenses       261.7             216.2         524.3            442.6
Net Income      38.2              34.2          53.2             44.3



On June 16, 1994 the Company purchased an additional 20.6% interest in the partnership that owns the 1,602-room New Orleans Hilton Riverside for $18.7 million, thereby increasing its ownership in the partnership to 67.4%. Prior to the acquisition date, the Company accounted for its investment in the partnership under the equity method of accounting. As the Company currently owns in excess of 50% of this partnership, the operating results from June 16, 1994 and the June 30, 1994 balance sheet of the New Orleans Hilton Riverside are included in the consolidated financial statements of the Company presented herein.

The summarized information below represents the incremental effect of including the balance sheet of the New Orleans Hilton Riverside in the consolidated balance sheet of the Company at June 30, 1994:

                                      (in millions)
Current assets                            $ 11.2
Fixed assets, net                           92.6
Other long-term assets                      13.9
                                          ------
  Total assets                            $117.7
                                          ======

Current liabilities                       $  9.8
Long-term debt                             107.9
                                          ------
  Total liabilities                       $117.7
                                          ======



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

CASH FLOW AND WORKING CAPITAL

Net cash provided by operating activities totaled $115.1 million for the six months ended June 30, 1994 compared to $105.8 million in the same period last year. The 1993 period included a $12.1 million distribution from an unconsolidated affiliate as part of a refinancing of the affiliate's long-term debt.

         Working capital declined $122.3 million during the six month period to $326.8 million from $449.1 million at December 31, 1993. During the six month period, the Company utilized its working capital to fund capital requirements related to new construction and investments. Capital expenditures totaled $129.3 million in the 1994 period, including a $17.8 million increase in construction payables, while new investments totaled $115.9 million.

         The Company anticipates that capital expenditures and investments will total approximately $400 million in 1994. The Company intends to fund this amount through internal cash flows, available debt capacity or new borrowings.

         The Company had previously been awarded the right to develop two riverboat casinos in Kansas City, Missouri. Due to changing regulatory requirements, changes in Missouri gaming laws and certain site constraints and concerns, the Port Authority of Kansas City and the Company modified their original agreement to permit the Company to develop and operate one riverboat casino in Kansas City. The revised agreement calls for a floating facility with up to 25,000 square feet of casino space, with an option to expand up to 50,000 square feet. Development will also include a parking facility and a 70,000 square-foot land-based building for food service, concessions and entertainment. The estimated cost of this development, excluding the aforementioned option, is approximately $70 million. Subject to the waiver of certain contingencies, final approval by the City Council and Port Authority and licensing approvals, it is anticipated that a temporary floating casino could be in operation in spring 1995.

         In May 1994 the Company contributed $42.6 million to one of its hotel joint ventures to retire long-term debt. Additionally, on June 16, 1994, the Company purchased, for $18.7 million, an additional 20.6% interest in the partnership that owns the 1,602-room New Orleans Hilton Riverside ("New Orleans Partnership"). In June 1993 the Company had increased its ownership in this entity from 21.6% to 46.8%. Combined with the June 1994 purchase, the Company now owns 67.4% of the New Orleans Partnership.

         As the Company currently owns in excess of 50% of the New Orleans Partnership, the operating results from June 16, 1994 and the June 30, 1994 balance sheet of this entity are included in the consolidated financial statements of the Company.

LONG-TERM DEBT

Long-term debt at June 30, 1994 totaled $1.2 billion compared to $1.1 billion at December 31, 1993. Included in the 1994 total is $107.9 million of long-term debt of the New Orleans Partnership that is now included in the consolidated balance sheet of the Company.

         Under registration statements currently on file with the Securities and Exchange Commission, the Company had authority to offer up to $999.2 million in either senior notes or a combination of senior and subordinated notes, with the subordinated notes limited to $300 million.

        The Company also had authorization to issue up to $300 million in private debt securities. However, the maximum principal amount of public debt securities and private debt securities, either exclusively in the form of public senior debt securities or, alternatively, in the form of one or more combinations of public senior debt securities, public subordinated debt securities and private debt securities, is limited to $1.0 billion.

        Available financing under the aforementioned public and private authorizations at June 30, 1994 totaled $336.0 million.

        The Company has authorization to borrow up to $600 million through either the issuance of commercial paper, draw downs on revolving bank credit facilities or a combination thereof. At June 30, 1994 the Company had $327.1 million in commercial paper outstanding and $81.4 million in borrowings under its various revolving bank credit facilities. Available commercial paper and revolving bank debt financing at June 30, 1994 was $191.5 million.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL QUARTERS ENDED JUNE 30, 1994 AND 1993

Total revenue in the second quarter increased 10 percent to $381.2 million, while total operating income increased 23 percent to $74.0 million from $60.2 million in the 1993 quarter.


HOTELS

Hotel revenue in the second quarter was $160.0 million, an increase of 20 percent over last year, while hotel operating income increased 47 percent to $43.7 million. In addition to continued strong results at the Company's airport and secondary market locations, significant improvements in operating income were recorded in many of the Company's major market properties.

        Combined results from the Waldorf-Astoria and the 50% owned New York Hilton & Towers increased $3.1 million over the prior year. The Waldorf-Astoria and New York Hilton recorded increases in occupancy of 14 percent and 5 percent, respectively, and both properties reported higher average rates. Improvements were primarily due to increased individual business traveler (IBT) room nights at the Waldorf-Astoria and increased convention and IBT room nights at the New York Hilton.

         Operating results from the 50% owned Hilton Hawaiian Village improved $1.7 million over the prior year. Occupancy at this property increased six percentage points primarily due to higher volume in both the group tour and convention markets.

         The Company's share of earnings from the New Orleans Hilton Riverside rose $2.4 million over the prior year quarter. This increase was almost entirely due to the Company's increased ownership of that property.
Operating income from the 30% owned Conrad Hong Kong increased $.5 million over 1993.

         Hotel management and franchise fees increased $3.1 million in the 1994 quarter to $21.9 million. Fee revenue is primarily based on operating revenue at managed properties and room revenue at franchised hotels.

         Occupancy for hotels owned or managed was 72 percent in 1994 and 69 percent in 1993. Average room rates increased eight percent over the prior year.


GAMING

Total gaming revenue increased four percent in the second quarter to $221.2 million from $212.1 million in 1993. Casino revenue, a component of gaming revenue, was $118.4 million in 1994 compared to $116.1 million last year. Gaming operating income decreased two percent to $36.7 million from $37.4 million last year. Excluding the quarterly results of the Queen of New Orleans river casino, which opened in February 1994, revenue increased three percent and operating income decreased ten percent from the prior year quarter on a comparable basis.

         Operating income at the Flamingo Hilton-Las Vegas decreased $3.7 million from the prior year reflecting a reduction of approximately 490 available rooms per day due to construction activities at that property. While occupancy rose 13 percentage points at the Las Vegas Hilton, results were down slightly from the prior year due to lower operating margins. The Flamingo Hilton properties in Reno and Laughlin posted modest improvements over the prior year quarter. However, results from the Reno Hilton decreased $1.6 million due to lower operating margins.

         Operating income from the 19.96% owned Conrad & Jupiters Casino in Australia improved slightly, while results from the 25% owned Conrad Istanbul remained flat with the prior year.

         The 50,000 square-foot Casino Windsor, located in Windsor, Ontario, Canada, opened in May 1994. This facility is being operated for the Provincial Government of Ontario by a consortium of Hilton Hotels Corporation, Caesars World, Inc. and Circus Circus Enterprises, Inc. The Company's one-third interest in the net operator fees of this facility was not significant to the quarterly results.

         Occupancy for the Nevada hotel-casinos was 94 percent in the 1994 quarter versus 90 percent last year. The average room rate for Nevada increased two percent.


INTEREST AND DIVIDEND INCOME/EXPENSE

Interest and dividend income was $4.8 million in the 1994 quarter compared to $5.5 million in 1993. Consolidated interest expense decreased $1.0 million to $18.8 million in the 1994 period, while net interest expense from unconsolidated affiliates increased $.6 million.

INCOME TAXES

The effective income tax rate for the 1994 period was 39.5 percent compared to
36.9 percent in 1993. The Company's effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes.

         The provision for income taxes in the 1994 quarter includes a Federal provision at the statutory rate of 35 percent. The provision for income taxes in the 1993 quarter included a Federal provision at the 34 percent statutory rate then in effect.


NET INCOME

Second quarter net income increased 26 percent to $33.9 million, or $.70 per share, from $26.8 million, or $.56 per share in 1993. The average number of common and equivalent shares outstanding were 48.3 million and 48.0 million in 1994 and 1993, respectively.



COMPARISON OF SIX MONTHS ENDED JUNE 30, 1994 AND 1993

Total revenue for the six month period was $720.0 million, an increase of six percent over last year. Total operating income increased 13 percent in 1994 to $129.7 million from $114.8 million in 1993.

HOTELS

Hotel revenue in the 1994 period increased 17 percent to $286.8 million, while hotel operating income increased 52 percent to $64.4 million.

        During the current six month period, most of the Company's owned and partially owned hotels posted improvements over the 1993 period. Combined results from airport properties increased 150 percent or $4.1 million over last year. Operating results from the Company's key downtown properties in New York City, New Orleans and Chicago increased $4.7 million, $3.7 million, and $.9 million, respectively. The improved results from the New Orleans Hilton Riverside were due to higher occupancy and average room rate and the Company's increased ownership in this property. Six month operating income from the Hilton Hawaiian Village increased $2.3 million over the prior year.

        Management and franchise fees for the six month period increased 13 percent or $4.7 million over the prior year.

        Occupancy for hotels owned or managed was 69 percent in 1994 compared to 68 percent in 1993. Average room rates increased six percent over the prior year.

GAMING

Revenue from the gaming segment was $433.2 million in 1994 compared to $431.4 million in 1993. Casino revenue decreased $13.5 million or five percent from 1993. Gaming operating income decreased $10.4 million or 12 percent from the prior year. Excluding the results of the Queen of New Orleans river casino, operating income declined 16 percent from 1993 on a comparable basis.
         For the six month period, the Flamingo Hilton-Las Vegas and the Las Vegas Hilton experienced declines in operating income of $6.7 million and $10.2 million, respectively, from 1993. Results at the Flamingo Hilton-Las Vegas were adversely impacted by the aforementioned reduction in available room nights. The decline at the Las Vegas Hilton was primarily due to unusually high table game win percentages in the 1993 first quarter. Results at the Las Vegas Hilton are typically more volatile than the Company's other casinos since this property caters to the premium play segment of the market.
         Occupancy for the Nevada hotel-casinos was 91 percent in the 1994 period versus 87 percent last year. The average room rate for Nevada increased three percent.

INTEREST AND DIVIDEND INCOME/EXPENSE

Interest and dividend income decreased $1.3 million from the prior year primarily due to lower investable balances. Consolidated interest expense declined $2.9 million due to lower average debt levels and higher amounts of capitalized interest on construction projects. Net interest from unconsolidated affiliates increased $1.3 million.

INCOME TAXES

The effective income tax rate for the 1994 six month period was 39.6 percent compared to 36.8 percent in 1993. The increase is primarily due to the aforementioned change in the Federal statutory rate.

NET INCOME

Net income for the six month period increased 13 percent to $56.6 million, or $1.17 per share, from $49.9 million, or $1.04 per share in 1993, before the cumulative effect of accounting changes. The accounting changes were related to the January 1, 1993 implementation of new accounting standards for income taxes and postretirement benefits and resulted in additional net income of $3.4 million or $.07 per share in 1993. The average number of common and equivalent shares outstanding were 48.3 million and 48.0 million in 1994 and 1993, respectively.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the second quarter of fiscal 1994.

                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   HILTON HOTELS CORPORATION
                                                          (Registrant)





Date:  August 5, 1994                                  /S/ STEVE KRITHIS
                                                   --------------------------
                                                   Steve Krithis
                                                   Vice President & Corporate
                                                     Comptroller
                                                  (Acting Chief Financial and
                                                   Accounting Officer)




Date:  August 5, 1994                               /S/ WILLIAM C. LEBO, JR.
                                                   --------------------------
                                                   William C. Lebo, Jr.
                                                   Senior Vice President and
                                                     General Counsel