Form 10-Q
period 1994-09-30
HILTON HOTELS CORP
filed 1994-11-10
CIK 47580

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from .................... to ..................

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  /X/     No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1994 --- Common Stock, $2.50 par value --- 48,067,705 shares.

PART 1 FINANCIAL INFORMATION
Company or group of companies for which report is filed:

                              HILTON HOTELS CORPORATION AND SUBSIDARIES

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED
STATEMENTS
OF INCOME
(IN MILLIONS,
EXCEPT PER SHARE AMOUNTS)

                                                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                                           1994        1993         1994          1993
- ------------------------------------------------------------------------------------------------------------------------
Revenue                Rooms                                              $134.0       114.0         371.9         326.1
                       Food and beverage                                    59.2        55.8         177.7         173.4
                       Casino                                              123.6       129.3         356.6         375.8
                       Management and franchise fees                        22.8        19.1          69.3          59.6
                       Other                                                32.7        22.3          91.0          64.9
                       Operating income
                         from unconsolidated affiliates                      8.6         6.2          34.4          23.7
                       -------------------------------------------------------------------------------------------------
                                                                           380.9       346.7       1,100.9       1,023.5
- ------------------------------------------------------------------------------------------------------------------------
Expenses               Rooms                                                45.2        39.0         127.4         112.7
                       Food and beverage                                    54.7        49.2         158.8         148.8
                       Casino                                               55.2        53.4         160.4         160.8
                       Other costs and expenses                            153.8       132.8         442.6         400.7
                       Corporate expense                                     9.6         6.2          19.6          19.6
                       -------------------------------------------------------------------------------------------------
                                                                           318.5       280.6         908.8         842.6
- ------------------------------------------------------------------------------------------------------------------------
Operating income                                                            62.4        66.1         192.1         180.9
                       Interest and dividend income                          5.6         4.1          15.5          15.3
                       Interest expense                                    (20.6)      (20.5)        (57.9)        (60.7)
                       Interest expense, net, from
                         unconsolidated affiliates                          (1.9)       (4.0)        (10.1)        (10.9)
                       Property transactions                                  .7        (4.5)           .7          (4.5)
                       Foreign currency gains (losses)                        .2        (1.2)          (.2)         (1.2)
- ------------------------------------------------------------------------------------------------------------------------
Income before
income taxes and
minority interest                                                           46.4        40.0         140.1         118.9
                       Provision for income taxes                           19.0        19.5          56.1          48.5
                       Minority interest, net                                (.4)         --           (.4)           --
- ------------------------------------------------------------------------------------------------------------------------
Income before
cumulative effect of
accounting changes                                                          27.0        20.5          83.6          70.4
                       Cumulative effect of accounting
                         changes, net                                         --          --            --           3.4
- ------------------------------------------------------------------------------------------------------------------------
Net income                                                                $ 27.0        20.5          83.6          73.8
========================================================================================================================
Net income per share:
Before cumulative effect of accounting changes                            $  .56         .43          1.73          1.47
Cumulative effect of accounting changes, net                                  --          --            --           .07
- ------------------------------------------------------------------------------------------------------------------------
Net income per share                                                      $  .56         .43          1.73          1.54
========================================================================================================================
Average number of
shares                                                                      48.4        48.0          48.3          48.0
========================================================================================================================


                                      2

CONSOLIDATED
BALANCE
SHEETS
(IN MILLIONS)

                                                                                      SEPTEMBER 30,        DECEMBER 31,
                                                                                           1994                1993
- -----------------------------------------------------------------------------------------------------------------------
Assets                 Current assets
                         Cash and equivalents                                            $  179.4               380.4
                         Temporary investments                                              190.3                98.1
                         Other current assets                                               232.2               248.5
                       ------------------------------------------------------------------------------------------------
                       Total current assets                                                 601.9               727.0
                       Investments                                                          513.4               482.1
                       Property and equipment, net                                        1,631.1             1,417.5
                       Other assets                                                          52.8                48.2
                       ------------------------------------------------------------------------------------------------
                       Total assets                                                      $2,799.2             2,674.8
=======================================================================================================================
Liabilities and        Current liabilities
stockholders' equity     Accounts payable and accrued expenses                           $  249.7               228.5
                         Short-term borrowing                                                  --                10.8
                         Current maturities of long-term debt                                41.5                29.8
                         Income taxes payable                                                14.1                 8.8
                       ------------------------------------------------------------------------------------------------
                       Total current liabilities                                            305.3               277.9
                       Long-term debt                                                     1,195.3             1,112.6
                       Deferred income taxes and other liabilities                          198.8               227.6
                       Stockholders' equity                                               1,099.8             1,056.7
                       ------------------------------------------------------------------------------------------------
                       Total liabilities and stockholders' equity                        $2,799.2             2,674.8
=======================================================================================================================



CONSOLIDATED
STATEMENTS OF
CASH FLOWS
(IN MILLIONS)

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                                 1994          1993
- --------------------------------------------------------------------------------------------------------------------
Operating activities   Net income                                                               $  83.6         73.8
                       Adjustments to reconcile net income
                           to net cash provided by operating activities:
                         Depreciation and amortization                                             97.3         87.3
                         Change in working capital components:
                           Other current assets                                                   (19.7)         2.5
                           Accounts payable and accrued expenses                                    8.0         (7.4)
                           Income taxes payable                                                     5.3         (3.3)
                         Decrease in deferred income taxes                                        (13.3)       (26.2)
                         Change in other liabilities                                              (14.7)        14.3
                         Unconsolidated affiliates' distributions
                           in excess of earnings                                                     .1         11.5
                         (Gain) loss from property transactions                                     (.7)         4.5
                         Other                                                                     10.7          (.8)
- --------------------------------------------------------------------------------------------------------------------
                       Net cash provided by operating activities                                  156.6        156.2
- --------------------------------------------------------------------------------------------------------------------
Investing activities   Capital expenditures                                                      (188.2)      (112.1)
                       Additional investments                                                    (108.3)       (71.9)
                       Decrease in long-term marketable securities                                 42.6         90.8
                       Change in temporary investments                                            (98.8)        23.8
                       Payments on notes and other investments                                     56.9           .5
- --------------------------------------------------------------------------------------------------------------------
                       Net cash used in investing activities                                     (295.8)       (68.9)
- --------------------------------------------------------------------------------------------------------------------
Financing activities   Long-term borrowings                                                       116.4          1.0
                       Decrease in short-term borrowings                                          (10.8)       (65.0)
                       Reduction of long-term debt                                               (131.7)       (26.3)
                       Issuance of common stock                                                     7.5          4.8
                       Cash dividends                                                             (43.2)       (43.0)
- --------------------------------------------------------------------------------------------------------------------
                       Net cash used in financing activities                                      (61.8)      (128.5)
- --------------------------------------------------------------------------------------------------------------------
Decrease in cash and equivalents                                                                 (201.0)       (41.2)
Cash and equivalents at beginning of year                                                         380.4        348.5
- --------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                           $ 179.4        307.3
====================================================================================================================


 SUMMARY
 OF
 OPERATIONS
 (IN MILLIONS)

                                                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                                           1994        1993         1994          1993
- ------------------------------------------------------------------------------------------------------------------------
Revenue                Hotels                                             $152.1       123.1         438.9         368.5
                       Gaming                                              228.8       223.6         662.0         655.0
                       -------------------------------------------------------------------------------------------------
                       Total                                              $380.9       346.7       1,100.9       1,023.5
========================================================================================================================
Operating income       Hotels                                             $ 29.9        24.1          94.3          66.6
                       Gaming                                               42.1        48.2         117.4         133.9
                       Corporate expense                                    (9.6)       (6.2)        (19.6)        (19.6)
                       -------------------------------------------------------------------------------------------------
                       Total                                                62.4        66.1         192.1         180.9
                       Net interest expense                                (16.9)      (20.4)        (52.5)        (56.3)
                       Property transactions                                  .7        (4.5)           .7          (4.5)
                       Foreign currency gains (losses)                        .2        (1.2)          (.2)         (1.2)
                       Provision for income taxes                          (19.0)      (19.5)        (56.1)        (48.5)
                       Minority interest, net                                (.4)         --           (.4)           --
- ------------------------------------------------------------------------------------------------------------------------
Income before
cumulative effect of
accounting changes                                                          27.0        20.5          83.6          70.4
                       Cumulative effect of accounting
                         changes, net                                         --          --            --           3.4
- ------------------------------------------------------------------------------------------------------------------------
Net income                                                                $ 27.0        20.5          83.6          73.8
========================================================================================================================
Percentage of
occupancy              Hotels                                                 72          68            70            68
                       Gaming                                                 90          90            88            87
========================================================================================================================


                                      5

NET INCOME PER SHARE

The calculations of common and equivalent shares, net income and net income per share are as follows:



                                         Three months ended                   Nine months ended
                                           September 30,                         September 30,
                                         1994             1993                1994             1993
                                         ----             ----                ----             ----
Common and equivalent shares
- ----------------------------
Shares outstanding
  beginning of period              47,982,696        47,796,544          47,846,854        47,677,922
Net common shares issued/
  issuable upon exercise
  of certain stock
  options                             430,486           250,881             445,949           297,259
                                   ----------        ----------          ----------        ----------
Common and equivalent
  shares                           48,413,182        48,047,425          48,292,803        47,975,181
                                   ==========        ==========          ==========        ==========


Net income (in millions)
- ----------
Income before cumulative
  effect of accounting
  changes                               $27.0              20.5               $83.6              70.4
Cumulative effect of
  accounting changes, net                   -                 -                   -               3.4
                                        -----              ----               -----             -----
Net income                              $27.0              20.5               $83.6              73.8
                                        =====              ====               =====             =====


Net income per share
- --------------------
Income before cumulative
  effect of accounting
  changes                                $.56               .43               $1.73              1.47
Cumulative effect of
  accounting changes, net                   -                 -                   -               .07
Net income per share                     ----               ---               -----             -----
                                         $.56               .43               $1.73              1.54
                                         ====               ===               =====             =====

Dividends declared per share             $.30               .30               $ .90               .90
                                         ====               ===               =====             =====




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: General
The consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its 1993 Annual Report to Stockholders and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The statements for the three and nine months ended September 30, 1994 and 1993 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results for the unaudited periods.

Note 2: Supplemental Cash Flow Information

                                                             Nine months ended
                                                               September 30,
                                                          1994            1993
                                                          ----            ----
                                                             (in millions)
Cash paid during the period
  for the following:

Interest, net of amounts capitalized                     $58.3            60.4
Income taxes                                              63.8            61.3


Due to changes in market conditions, the Company has reclassified $140 million of certain cash equivalent securities to temporary investments.



Note 3: Investments
Summarized operating results of the Company's unconsolidated affiliates are as follows:

                             Three months ended             Nine months ended
                                September 30,                 September 30,
                            1994            1993           1994          1993
                            ----            ----           ----          ----
                                              (in millions)
Revenue                   $323.5           226.5         $939.8         714.4
Expenses                   294.9           215.7          845.5         658.3
Net Income                  20.7            10.8           73.4          55.1

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

CASH FLOW AND WORKING CAPITAL

Net cash provided by operating activities totaled $156.6 million for the nine months ended September 30, 1994 compared to $156.2 million in the same period last year. The 1993 period included a $12.1 million distribution from an unconsolidated affiliate as part of a refinancing of the affiliate's long-term debt.

Working capital declined from $449.1 million at December 31, 1993 to $296.6 million at September 30, 1994. This decrease was the result of using working capital to fund new construction and investments. Capital expenditures during the period totaled $188.2 million, while new investments aggregated $108.3 million.

The Company has various major construction projects underway. Improvements at the Company's gaming properties include a 600-room tower addition at the Flamingo Hilton-Las Vegas, three new luxury "Sky Villas" at the Las Vegas
Hilton and major casino and public space improvements at the Reno Hilton. The 50%-owned Hilton Grand Vacations Company is constructing a 200-unit vacation ownership project adjacent to the Flamingo Hilton-Las Vegas. The existing "Queen of New Orleans" river casino will be replaced by the larger "Flamingo Casino New Orleans" in the fourth quarter. In Missouri, Hilton has reached agreement with the City and Port Authority of Kansas City, Missouri, on a revised plan that calls for a single floating 25,000 square foot casino on the Missouri River near downtown Kansas City. In addition, major renovation programs are continuing at the San Diego Hilton Beach & Tennis Resort and at the Portland Hilton.

The Company anticipates that capital expenditures and investments will total approximately $375 million in 1994. The Company intends to fund these expenditures through internal cash flows, available debt capacity or new borrowings.

In June 1994 the Company increased its ownership in the New Orleans Hilton Riverside to 67.4%. Accordingly, the New Orleans Hilton Riverside's operating results (from June 16, 1994) and balance sheet are included in the consolidated financial statements of the Company.


LONG-TERM DEBT

Long-term debt at September 30, 1994 totaled $1.2 billion compared to $1.1 billion at December 31, 1993. Included in the 1994 total is $108.8 million of long-term debt of the New Orleans Hilton Riverside.

The Board has authorized borrowings of up to $1 billion in the form of either senior notes or a combination of senior notes, subordinated notes and private debt securities, with the subordinated notes and private debt securities each limited to $300 million. In this regard, the Company has filed shelf registration statements with the Securities and Exchange Commission that presently permit the public sale of up to $65 million.

The Company is currently issuing debt under its $200 million Series B Medium Term Note program. Through September 30, 1994, $90 million in notes with maturities from three to seven years had been issued at an average coupon rate of 7.36%. An additional $80 million in notes have been issued in October 1994.

Available financing under board authorizations at September 30, 1994 totaled $246.0 million. This amount has been subsequently reduced by the $80 million in medium term notes issued in October.

The Company has authorization to borrow up to $600 million through either the issuance of commercial paper, draw downs on revolving bank credit facilities or a combination thereof. At September 30, 1994, the Company had $241.7 million in commercial paper outstanding and $48.7 million in borrowings under its various revolving bank credit facilities. Available commercial paper and revolving bank debt financing at September 30, 1994 was $309.6 million.


RESULTS OF OPERATIONS

COMPARISON OF FISCAL QUARTERS ENDED SEPTEMBER 30, 1994 AND 1993

Total revenue in the third quarter increased 10 percent to $380.9 million. Total operating income decreased six percent, declining from $66.1 million in the 1993 quarter to $62.4 million.


HOTELS


Hotel revenue for the third quarter was $152.1 million, a 24 percent increase over last year. Adjusting for the increase in revenue due to the consolidation of the New Orleans Hilton Riverside, hotel revenue increased nine percent over 1993. Hotel operating income increased 24 percent to $29.9 million from $24.1 million in the 1993 third quarter. Operating income improved at the majority of the Company's owned and partially owned properties, reflecting increases in both occupancies and average daily rates from a year ago.

Results at the Company's three major Chicago properties increased $3.9 million from the prior year quarter due to occupancy increases at all three properties. Higher occupied room nights for national conventions and individual business travelers contributed to these increases. Reported earnings from the New Orleans Hilton Riverside rose $3.2 million, reflecting consolidation of the hotel's operating results and major increases in occupancy and revenues. The income contribution from the New York Hilton was down $1.3 million as occupancy levels at that property dropped six percentage points from the 1993 quarter.

Hotel management and franchise fees for the quarter increased $1.8 million to $19.9 million. Fee revenue is primarily based on operating revenue at managed properties and room revenue at franchised hotels.

Third quarter results include $1.2 million of operating income resulting from the initial recognition of sales of vacation intervals by the 50%-owned Hilton Grand Vacations Company at their project adjacent to the Flamingo Hilton-Las Vegas.

Occupancy for hotels owned or managed was 72 percent in 1994 versus 68 percent in 1993. Average room rates increased eight percent over the prior year.


GAMING

Total gaming revenue increased two percent to $228.8 million versus $223.6 million in the 1993 quarter. Casino revenue, a component of gaming revenue, was $123.6 million in 1994 compared to $129.3 million last year. Gaming operating income decreased from $48.2 million to $42.1 million, a 13 percent decline. Excluding the results of the Queen of New Orleans river casino, which opened in 1994, revenue increased one percent and operating income decreased 17 percent from the prior year quarter on a comparable basis.

Operating income declined at four of the Company's five Nevada properties. Operating income was down $4.7 million at the Flamingo Hilton-Las Vegas, reflecting the continuing impact of construction activities and loss of available room capacity at that property. The Las Vegas Hilton was down $3.9 million as higher costs exceeded an increase in revenues generated by the "Starlight Express" production show. General marketwide softness contributed to a seven percentage point drop in occupancy and a $1.8 million decline in operating income at the Flamingo Hilton-Laughlin. Combined results for the Company's two Reno properties were comparable to the 1993 quarter.

The decline in Nevada results was partially offset by the $1.9 million income contribution from the Queen of New Orleans and a $.8 million increase in the Company's proportionate share of income at the Hotel Conrad & Jupiters Casino in Australia.

Occupancy for the Nevada hotel-casinos was 94 percent, the same as 1993. Average room rates were down one percent, largely as the result of a significant drop in the average rate at the Flamingo Hilton-Laughlin.


FINANCING ACTIVITIES

The $.1 million increase in interest expense was the net of a $1.4 million increase in capitalized interest and a $1.5 million increase in consolidated interest expense. Net interest expense from unconsolidated affiliates decreased $2.1 million. Consolidated interest expense for the 1994 quarter includes $2.1 million in interest on debt at the New Orleans Hilton; previously, this expense had been included in net interest expense from unconsolidated affiliates.

The foreign currency losses incurred in the 1993 quarter are primarily due to exchange adjustments arising from the remeasurement of the Company's Turkish operations into U.S. dollars.


PROPERTY TRANSACTIONS

The 1994 quarter reflects a gain on the sale of land to Hilton Grand Vacations Company for their project at the Flamingo Hilton-Las Vegas; gains on this transaction are being recognized on an installment sale basis. The $4.5 million loss in the 1993 quarter resulted from the write-off of the remaining book value of facilities at the Flamingo Hilton-Las Vegas which were demolished to permit further expansion at that property.

INCOME TAXES

The effective income tax rate for the 1994 period was 40.9 percent compared to
48.8 percent for 1993. The effective tax rate for the 1993 quarter was impacted by a $4.4 million increase in the provision for income taxes resulting from the increase in the Federal income tax rate for corporations from 34 percent to 35 percent retroactive to January 1, 1993.


NET INCOME

Net income for the 1994 third quarter was $27.0 million ($.56 per share), a 32 percent increase over the $20.5 million ($.43 per share) recorded a year ago. The average number of common and equivalent shares outstanding was 48.4 million and 48.0 million in 1994 and 1993, respectively.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

Total revenue for the nine month period was $1.1 billion, an increase of eight percent over 1993. Total operating income increased six percent to $192.1 million in 1994 versus $180.9 million for the prior year.


HOTELS

Hotel revenue in the 1994 period increased 19 percent to $438.9 million, while hotel operating income increased 42 percent to $94.3 million. Adjusting for increased results from the New Orleans Hilton Riverside, revenue and operating income increased 13 percent and 33 percent, respectively, over the prior year. Hotel segment results were driven by a combination of higher occupancy levels and increases in average room rates.

Substantial increases in operating income were provided by the Company's major properties in the Chicago, New York, New Orleans and Hawaiian markets. Results at the Company's three major Chicago properties improved $5.4 million, while the New York Hilton and Waldorf=Astoria increased their profit contributions a total of $2.9 million. Income from the New Orleans Hilton Riverside increased $7.0 million due to significant increases in both the occupancy level and average rate as well as the increase in Hilton's ownership interest in the property. Year-to-date operating income from the Hilton Hawaiian Village was $2.9 million over the prior year. Management and franchise fees for the 1994 period were $6.6 million higher than the 1993 period.

Occupancy for owned or managed hotels was 70 percent in 1994 compared to 68 percent in 1993. Average room rates increased seven percent over the prior year.

GAMING

Revenue from the gaming segment was $662.0 million in 1994 compared to $655.0 million in 1993. Casino revenue decreased $19.2 million or five percent from 1993. Gaming operating income decreased $16.5 million or 12 percent from the prior year. Excluding the results of the Queen of New Orleans river casino, operating income was down 17 percent from 1993 on a comparable basis.

For the nine month period, the Flamingo Hilton-Las Vegas and the Las Vegas Hilton experienced declines in operating income of $11.4 million and $14.1 million, respectively, from 1993. Results at the Flamingo Hilton-Las Vegas were adversely impacted by the aforementioned construction activities and a reduction in available room nights. While occupancy and total revenues at the Las Vegas Hilton were up, higher expenses and a decrease in premium casino play profitability resulted in decreased operating profits. Partially offsetting these declines was the $5.6 million profit contribution from the Queen of New Orleans, which began operations in February 1994.

Occupancy for the Nevada hotel-casinos was 92 percent in 1994 versus 90 percent in 1993. The average room rate for these properties increased two percent from 1993.


FINANCING ACTIVITIES

The $2.8 million decrease in interest expense was the net of a $.4 million increase in interest expense offset by a $3.2 million increase in capitalized interest. Interest expense includes interest on debt at the New Orleans Hilton Riverside from June 16, 1994.


INCOME TAXES

The effective income tax rate for the 1994 nine month period was 40.0 percent compared to 40.8 percent for the comparable 1993 period.


NET INCOME

Net income for the nine month period increased 19 percent to $83.6 million ($1.73 per share) from $70.4 million ($1.47 per share) before the cumulative effect of accounting changes. The accounting changes were related to the January 1, 1993 implementation of new accounting standards for income taxes and postretirement benefits and resulted in additional net income of $3.4 million or $.07 per share in 1993. The average number of common and equivalent shares outstanding was 48.3 million and 48.0 million in 1994 and 1993, respectively.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.     Financial Data Schedule.


(b)      Reports on Form 8-K

         On August 9, 1994 the Company filed a report on Form 8-K under Item 5 Other Events to report that it had commenced a program offering from time to time up to $200 million aggregate principal amount of its Medium Term Notes, Series B.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HILTON HOTELS CORPORATION
                                                (Registrant)





Date:  November 10, 1994                  /s/ Steve Krithis
                                          ______________________________
                                          Steve Krithis
                                          Vice President & Corporate
                                          Comptroller
                                          (Acting Chief Financial Officer)




Date:  November 10, 1994                  /s/ William C. Lebo, Jr.
                                          _______________________________
                                          William C. Lebo, Jr.
                                          Senior Vice President and
                                            General Counsel