Form 10-K405
HILTON HOTELS CORP
filed 1995-03-24
CIK 47580

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ................ to ................

Commission File Number 1-3427
                           HILTON HOTELS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                      36-2058176
      (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NUMBER)

         9336 CIVIC CENTER DRIVE                                90210
        BEVERLY HILLS, CALIFORNIA                             (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


      Registrant's telephone number, including area code:  (310) 278-4321

          Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
          Title of each class                             on which registered
          -------------------                            ----------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Based upon the February 28, 1995 New York Stock Exchange closing price of $70.25 per share, the aggregate market value of Registrant's outstanding Common Stock held by non-affiliates of the Registrant was approximately $2.3 billion. On that date, there were 48,146,691 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of Registrant's annual report to stockholders for the fiscal year ended December 31, 1994 are incorporated by reference under Parts I and II. Certain portions of Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III.

===============================================================================

                                     PART I

ITEM 1.  BUSINESS

                              GENERAL INFORMATION

CURRENT OPERATIONS

     Hilton Hotels Corporation and its majority and wholly-owned subsidiaries are collectively referred to as "Hilton" or the "Company," unless the context indicates otherwise. The Company is primarily engaged in the ownership and management of hotels and hotel-casinos. All of these properties are located in the United States, with the exception of four hotels and two hotel-casinos operated by the Company's wholly-owned subsidiary, Conrad International Hotels Corporation and its subsidiaries ("Conrad").

     On February 1, 1995, Hilton owned or leased and operated 23 hotels and managed 40 hotels partially or wholly-owned by others. In addition, 160 hotels were operated under the "Hilton," "Hilton Garden Inn" and "Hilton Suites" names by others pursuant to franchises granted by a subsidiary of Hilton.

     Seven of the hotels have substantial gaming operations, five of which are wholly-owned by the Company and are located in Nevada and the other two hotels are partially owned by the Company and are located in Australia and Turkey. The Company also partially owns and manages one river casino in the United States and owns a minority interest in a company which operates one casino in Canada. The Company's gaming operations accounted for approximately 70%, 71% and 57% of its total operating income in 1992, 1993 and 1994, respectively. For additional information, see the Ten Year Summary on pages 56 and 57 in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1994 (the "1994 Stockholders Report"), which report is included as Exhibit 13 hereto and, to the extent specific references are made thereto, incorporated herein by such references.

     The Company, and other entities in which the Company has an investment, are also engaged in various other activities incidental or related to the operation of hotels and hotel-casinos. See "Additional Information."

     Hilton was organized in the State of Delaware on May 29, 1946. Its principal executive offices are located at 9336 Civic Center Drive, Beverly Hills, California 90210, and its telephone number is (310) 278-4321.

RECENT DEVELOPMENTS

     Since January 1, 1994, the Company took advantage of various opportunities to expand its business, the most significant of which included the opening of a river casino in New Orleans, Louisiana; the opening by Conrad and its partners of a casino in Windsor, Ontario, Canada; the management of the Millenium Hilton in New York, New York; the purchase of an additional equity interest in the New Orleans Hilton Riverside; the opening of a new vacation ownership resort in Las Vegas, Nevada; and the completion of three new "Sky Villa" luxury suites at the Las Vegas Hilton. The Company has also engaged the investment banking firm of Smith Barney Inc. to study strategic alternatives to enhance shareholder value.

     In February 1994, the Company commenced operation of a river casino located adjacent to the New Orleans Hilton Riverside. The initial 1,500 passenger vessel had a 20,000 square foot casino and was wholly-owned by the Company. This interim riverboat was leased to a joint venture, of which the Company owns a 50% interest. In November 1994, the interim riverboat was replaced by the "Flamingo Casino New Orleans," a permanent vessel owned by the joint venture featuring a 30,000 square foot casino and accommodating 2,400 passengers.

     In May 1994, Conrad and the other two shareholders of Windsor Casino Limited ("WCL") commenced operation of the Casino Windsor, an interim 50,000 square foot casino in Windsor, Ontario, Canada. Hilton, through Conrad, owns a 33.3% interest in WCL, which operates this project for the Ontario provincial government. The Windsor project will open on a permanent basis in early 1997 with a hotel of at least 300 rooms, a 75,000 square foot casino, entertainment and meeting facilities.

     In June 1994, Hilton became the manager of the 561-room Millenium Hilton in New York, New York. Also in June 1994, the Company purchased an additional 20.6% ownership interest in the New Orleans Hilton Riverside, increasing the Company's ownership interest in the hotel to 67.4%.

     In January 1995, the Company, through its 50% owned Hilton Grand Vacations Company, commenced operation of a 200-unit vacation ownership resort adjacent to the Flamingo Hilton-Las Vegas. Hilton Grand Vacations Company also anticipates completion in summer 1995 of the first phase of a 360-unit vacation ownership resort adjacent to Sea World in Orlando, Florida.

     In early 1995, the Company completed construction of three new 12,600 to 15,400 square foot "Sky Villa" luxury suites for premium players at the Las Vegas Hilton.

     In addition, in November 1994, the Company engaged the investment banking firm of Smith Barney Inc. to undertake a study and make recommendations to the Company's management and Board of Directors for strategic alternatives to enhance shareholder value. These alternatives may include the sale of the entire Company in one or a series of transactions; spin-off of one or more of the Company's businesses; recapitalization; business combination; share repurchase program; or similar transaction.

     The Company has also continued its ongoing program of monitoring and improving its franchise operations. The Company added four franchises to its system in 1994, while 13 franchise arrangements were terminated, many due to noncompliance with the Company's standards.

     For a description of the Company's planned expansion activities, see "Hotel Operations -- Expansion Program" and "Gaming Operations -- Expansion Program" below.

INDUSTRY SEGMENTS

     Hilton's revenues and income are derived primarily from two sources: (i) hotel operations, which include the operation of Hilton's owned or leased hotels, management and franchise fees and operating income from unconsolidated affiliates and (ii) gaming operations, which include the operation of Hilton's owned hotel-casinos and management fees and operating income from partially owned hotel-casinos and river casinos. For financial data relating to the Company's hotel and gaming operations for the three years ended December 31, 1994, see "Segments of Business" in the Notes to the Company's Consolidated Financial Statements on pages 53 and 54 in the 1994 Stockholders Report.

     The Company re-entered the international arena in November 1985, with the opening of a hotel-casino in Queensland, Australia and, thereafter, the opening of additional managed (and in some cases, partially owned) hotel properties in England, Ireland, Hong Kong, Turkey and Belgium. To date, the amounts of revenues, operating profits and identifiable assets attributable to geographic areas, other than the United States, have not been material.

                                HOTEL OPERATIONS

OWNED HOTELS

     On February 1, 1995, the following hotels were owned in fee and operated by
Hilton:

                                   NUMBER OF                           MORTGAGE
                                  ROOMS/SUITES         YEAR          INDEBTEDNESS
                                    (YEAR OF         ACQUIRED      AS OF FEBRUARY 1,
NAME AND LOCATION                 COMPLETION)        BY HILTON           1995
-----------------                 ------------       ---------     -----------------
Atlanta Airport Hilton                503
  Atlanta, Georgia(1)                (1989)             1960          $50,000,000

Palmer House Hilton                  1,639
  Chicago, Illinois(2)            (1925; 1945)          1988               --
Flamingo Hilton-Las Vegas            3,284
  Las Vegas, Nevada              (various dates         1971               --
                                 through 1994)

Las Vegas Hilton                     3,174
  Las Vegas, Nevada              (various dates         1971               --
                                 through 1981)

Flamingo Hilton-Laughlin             2,000
  Laughlin, Nevada                   (1990)             1990               --

                                   NUMBER OF                           MORTGAGE
                                  ROOMS/SUITES         YEAR          INDEBTEDNESS
                                    (YEAR OF         ACQUIRED      AS OF FEBRUARY 1,
NAME AND LOCATION                 COMPLETION)        BY HILTON           1995
-----------------                 ------------       ---------     -----------------
New Orleans Airport Hilton            312
  New Orleans, Louisiana(1)          (1989)             1959          $32,000,000

Waldorf-Astoria                      1,380
  New York, New York(3)              (1931)             1977               --

Portland Hilton                       455
  Portland, Oregon                   (1963)             1963               --

Flamingo Hilton-Reno                  604
  Reno, Nevada(4)                    (1978)             1981               --
Reno Hilton                          2,001
  Reno, Nevada                       (1978)             1992               --
Hilton Garden Inn                     195
  Southfield, Michigan(5)            (1988)             1993               --

Hilton Suites                         224
  Auburn Hills, Michigan             (1991)             1991               --

Hilton Suites                         203
  Brentwood, Tennessee               (1989)             1989               --

Hilton Suites                         230
  Orange, California                 (1989)             1989               --

Hilton Suites                         226
  Phoenix, Arizona                   (1990)             1990               --

------------

(1) The Atlanta Airport Hilton and the New Orleans Airport Hilton were closed and demolished in 1986 and, thereafter, rebuilt and reopened in 1989.

(2) The Company owned the Palmer House Hilton from May 1946 to December 1962 and, thereafter, operated the Palmer House Hilton under a lease until acquiring the property in February 1988.

(3) The Company operated the Waldorf-Astoria under a lease from February 1950 until acquiring the property in April 1977.

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

(5) The Company managed the Hilton Garden Inn from July 1991 until acquiring the property in July 1993.

LEASED HOTELS

     Hilton leases the land upon which eight hotels have been built. Upon the expiration of such leases, the buildings and other leasehold improvements presently owned by Hilton revert to the landlords. See "Leases" in the Notes to the Company's Consolidated Financial Statements on page 54 in the 1994 Stockholders Report. Hilton, in all cases, owns all furniture and equipment, is responsible for repairs, maintenance, operating expenses and lease rentals, and retains complete managerial discretion over operations. Generally, Hilton pays a percentage rental based on the gross revenues of the facility, but in some instances the rental is a fixed amount.

     On February 1, 1995, the following hotels were leased and operated by
Hilton:

                                      NUMBER OF
                                   ROOMS (YEAR OF
                                 INITIAL COMPLETION;
                                    YEAR ACQUIRED
NAME AND LOCATION                    BY HILTON)                          EXPIRATION DATE
-----------------                -------------------                     ---------------
Logan Airport Hilton                   516                 2014, with renewal options aggregating 25
  Boston, Massachusetts(1)         (1959; 1988)              years under specified circumstances

O'Hare Hilton                          858                 2018
  Chicago, Illinois(2)             (1973; 1991)

Oakland Airport Hilton                 363                 2033
  Oakland, California              (1970; 1970)

Pittsburgh Hilton & Towers             712                 2004, with renewal options aggregating 30
  Pittsburgh, Pennsylvania         (1959; 1959)              years

San Diego Hilton Beach                 354                 2019
  & Tennis Resort                  (1962; 1965)
  San Diego, California

San Francisco Airport Hilton           527                 1998
  San Francisco, California        (1959; 1959)

Seattle Airport Hilton                 173                 2004, with renewal options aggregating 30
  Seattle, Washington              (1961; 1961)              years

Tarrytown Hilton                       236                 2003, with renewal options aggregating 40
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

     During the three years ended December 31, 1994, Hilton paid aggregate rentals, including rentals attributable to the properties listed in the above table, of $9,500,000, $11,300,000 and $13,300,000, respectively. For information relating to minimum rental commitments in the future, see "Leases" in the Notes to the Company's Consolidated Financial Statements on page 54 in the 1994 Stockholders Report.

MANAGED HOTELS

     On February 1, 1995, Hilton operated 34 domestic hotels and six international hotels under management agreements. Under its standard management arrangement, Hilton operates a hotel for the benefit of its owner, which either owns or leases the hotel and the associated personal property. Hilton's management fee is generally based on a percentage of each hotel's gross revenues plus, in the majority of properties, an incentive fee based on operating performance.

     Under the management agreements, all operating and other expenses are paid by the owner, and Hilton is generally reimbursed for its out-of-pocket expenses. In turn, Hilton's managerial discretion is subject to approval by the owner in certain major areas, including adoption of capital budgets. In some cases, the owner of a managed hotel is a joint venture in which Hilton has an equity interest. In addition, the Company has a right of first refusal to purchase an interest in certain managed hotels. For information relating to Hilton's investment in entities that own managed properties, see "Investments" in the Notes to the Company's Consolidated Financial Statements on pages 45, 46 and 47 in the 1994 Stockholders Report.

     The Company has also agreed to provide loans or additional investments to the owners of certain managed hotels under specified circumstances. See "Commitments and Contingent Liabilities" in the Notes to the Company's Consolidated Financial Statements on pages 54 and 55 in the 1994 Stockholders Report.

     On February 1, 1995, the following hotels were operated by Hilton under management agreements:

                                    NUMBER OF ROOMS/SUITES
NAME AND LOCATION                    (YEAR OF COMPLETION)             EXPIRATION DATE
------------------                  ----------------------            ---------------
DOMESTIC
Anaheim Hilton & Towers                    1,576             2014, with renewal options
  Anaheim, California(1)                  (1984)               aggregating 30 years, subject to
                                                               certain termination rights
Anchorage Hilton                            591              2006, with renewal options
  Anchorage, Alaska                   (various dates           aggregating 20 years
                                       through 1986)
Atlanta Hilton & Towers                    1,224             2006, with a renewal option for 10
  Atlanta, Georgia                        (1976)               years
Beverly Hilton                              581              2007, with renewal options
  Beverly Hills, California            (1955; 1967)            aggregating 20 years, subject to
                                                               certain termination rights
Chicago Hilton & Towers                    1,543             2005, with renewal options
  Chicago, Illinois(2)                (various dates           aggregating 20 years
                                       through 1986)
Brunswick Hilton                            405              2013, subject to certain termination
  East Brunswick, New Jersey(1)           (1989)               rights
Hilton Hawaiian Village                    2,542             1997, with renewal options
  Honolulu, Hawaii(3)                 (various dates           aggregating 20 years
                                       through 1988)
Long Beach Hilton                           393              2012, with renewal options
  Long Beach, California                  (1992)               aggregating 20 years, subject to
                                                               certain termination rights
Los Angeles Airport Hilton & Towers        1,234             1999, with renewal options
  Los Angeles, California                 (1983)               aggregating 10 years, subject to
                                                               certain termination rights
McLean Hilton                               458              2007, with renewal options
  McLean, Virginia(2)                     (1987)               aggregating 20 years
Fontainebleau Hilton Resort & Spa          1,206             1998, with a renewal option for 10
  Miami, Florida                          (1954)               years, subject to certain
                                                               termination rights
Miami Airport Hilton & Marina               500              2004, with renewal options
  Miami, Florida(2)                       (1983)               aggregating 20 years
Minneapolis Hilton & Towers                 814              2012, with renewal options
  Minneapolis, Minnesota                  (1992)               aggregating 20 years, subject to
                                                               certain termination rights
Newark Airport Hilton                       374              2003
  Newark, New Jersey(1)                   (1988)
New Orleans Hilton Riverside               1,600             2007, with a renewal option for 10
  & Towers                             (1977; 1983)            years
  New Orleans, Louisiana(4)
Millenium Hilton                            561              2004, with a renewal option for 10
  New York, New York                      (1992)               years, subject to certain
                                                               termination rights
New York Hilton & Towers                   2,041             1995
  New York, New York(3)                   (1963)
Turtle Bay Hilton & Country Club            485              2004, with a renewal option for 10
  Oahu, Hawaii                            (1972)               years
Hilton at Walt Disney World                 814              2003, with renewal options
  Orlando, Florida(1)                     (1983)               aggregating 20 years, subject to
                                                               certain termination rights
Pasadena Hilton                             291              2004, with a renewal option for 10
  Pasadena, California                    (1970)               years, subject to certain
                                                               termination rights

                                    NUMBER OF ROOMS/SUITES
NAME AND LOCATION                    (YEAR OF COMPLETION)             EXPIRATION DATE
-----------------                   ----------------------            ---------------
The Pointe Hilton on South Mountain         636              2012, with renewal options
  Phoenix, Arizona                        (1986)               aggregating 20 years, subject to
                                                               certain termination rights
The Pointe Hilton at Squaw Peak             563              2012, with renewal options
  Phoenix, Arizona                        (1977)               aggregating 20 years, subject to
                                                               certain termination rights
The Pointe Hilton at Tapatio Cliffs         585              2012, with renewal options
  Phoenix, Arizona                        (1982)               aggregating 20 years, subject to
                                                               certain termination rights
Rye Town Hilton                             438              1995
  Rye Brook, New York(3)               (1973; 1978)
Hilton Palacio del Rio                      481              1998, with a renewal option for 10
  San Antonio, Texas                      (1968)               years
San Antonio Airport Hilton                  387              2001, subject to certain termination
  San Antonio, Texas(1)                   (1982)               rights
San Francisco Hilton & Towers              1,895             2005, with a renewal option for 10
  San Francisco, California(3)        (various dates           years
                                       through 1988)
Hilton at Short Hills                       300              2007, with renewal options
  Short Hills, New Jersey                 (1988)               aggregating 20 years, subject to
                                                               certain termination rights
Innisbrook Hilton Resort                    857              2013, subject to certain termination
  Tarpon Springs, Florida(1)              (1972)               rights
Hilton Waikoloa Village                    1,241             2013, subject to certain termination
  Waikoloa, Hawaii(2)                     (1988)               rights
Capital Hilton                              543              2005, with a renewal option for 10
  Washington, D.C.(3)                  (1943; 1985)            years
Washington Hilton & Towers                 1,123             1995
  Washington, D.C.(3)                     (1965)
Hilton Suites                               212              2009, with renewal options
  Oakbrook Terrace, Illinois(1)(3)        (1989)               aggregating 20 years
Hilton Garden Inn                           152              2012, subject to certain termination
  Valencia, California(2)                 (1991)               rights

INTERNATIONAL

Conrad Brussels                             269              2013, with renewal options
  Brussels, Belgium                       (1993)               aggregating 20 years
Conrad Dublin                               191              2010, with renewal options
  Dublin, Ireland(1)(2)                   (1989)               aggregating 20 years
Conrad Hong Kong                            513              2021
  Hong Kong(2)                            (1990)
Conrad Istanbul                             620              2011, with a renewal option for 20
  Istanbul, Turkey(1)(2)                  (1992)               years
Conrad London                               159              2016, with renewal options
  London, England                         (1990)               aggregating 20 years
Hotel Conrad & Jupiters Casino              605              2001
  Gold Coast,                             (1986)
  Queensland, Australia(2)

------------------

(1) Hilton has made loans to the owners of each of the referenced properties.

(2) Hilton has equity interests of less than 50% in joint ventures which own each of the referenced properties. See "Investments" in the Notes to the Company's Consolidated Financial Statements on pages 45, 46 and 47 in the 1994 Stockholders Report.

(3) Hilton has equity interests of 50% in joint ventures which own each of the referenced properties. See note 2 above.

(4) Hilton has a 67.4% equity interest in the joint venture which owns the New Orleans Hilton Riverside. See note 2 above.

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

     On February 1, 1995, there were 160 franchise hotels operated by others under the "Hilton," "Hilton Garden Inn" and "Hilton Suites" names. In general, each franchisee pays Hilton an initial fee based on the number of rooms in a franchise hotel and a continuing fee based on a percentage of the facility's room revenues. Although Hilton does not directly participate in the management or operation of franchise hotels, it conducts periodic inspections to ensure that Hilton's standards are maintained and renders advice with respect to hotel operations.

EXPANSION PROGRAM

     Hilton has taken a reasoned approach to developing new domestic hotel properties due to prior overbuilding in the hotel industry. At present, there are no Company owned domestic hotels under construction. Hilton intends to expand its operation of hotels primarily through conversion of existing hotels into management and franchise properties in strategically significant markets. The Company will invest in new domestic hotel projects or conversion properties where the return on investment meets the Company's criteria.

     The Company is actively exploring international hotel opportunities, with particular emphasis on city center business hotels and resort hotels. These international properties will generally be operated under the Conrad name pursuant to long-term management agreements. In certain instances, the Company may invest in or make advances to the entity that owns a hotel. The Company has entered into management contracts to operate the following new hotels in the Pacific Rim, the anticipated opening dates of which are indicated parenthetically: the 700-room Conrad Jakarta in Indonesia (1998) and the 400-room Conrad Bangkok in Thailand (1999).

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

TERRITORIAL RESTRICTIONS

     Hilton has entered into various agreements which restrict its right to operate hotels in various areas, including those hereinafter described which, in management's opinion, represent the most significant restrictions to which the Company is subject. In addition, pursuant to an agreement entered into at the time of Hilton's distribution on December 1, 1964 to its stockholders of all the issued and outstanding capital stock of Hilton International Co., as subsequently amended, Hilton may not operate facilities outside the United States identified as "Hilton" hotels and Hilton International Co. may not operate facilities within the continental United States identified as "Hilton" hotels. The Company's international hotel and hotel-casino operations are conducted under the Conrad name. See "Hotel Operations," "Gaming
Operations -- International Hotel-

Casinos" and Item 3 below. Subject to the foregoing restrictions as to the use of the "Hilton" name, Hilton and Hilton International Co. can compete in all, and do compete in certain, markets. The Compass computerized reservation system utilized by Hilton and Hilton International Co. provides information as to their respective hotels, if any, in each market. See "Additional
Information -- Computer Systems" and "Reservation System."

     The Company has entered into agreements with The Prudential Insurance Company of America ("Prudential") which provide (a) that, except for the New York Hilton & Towers and the Waldorf-Astoria (or the ownership, operation and management of a substitute hotel having substantially the same number of rooms) and a hotel with not more than 1,600 rooms, the Company would not own, operate, manage or otherwise have an interest in any hotel or similar establishment in the Borough of Manhattan, (b) that, except for the Washington Hilton & Towers and the Capital Hilton (or the ownership, operation and management of substitute hotels having substantially the same number of rooms), the Company would not own, operate, manage or otherwise have an interest in any other hotel or similar establishment in the District of Columbia, (c) that the Company would not own, operate, manage or otherwise have an interest in any additional hotels or similar establishments within a radius of 20 miles of the Rye Town Hilton, except that certain areas within said 20 mile radius have been excluded from the territorial restriction, and (d) that, except for the Chicago Hilton & Towers, the Palmer House Hilton, the O'Hare Hilton and specified other properties, the Company would not manage or operate, or possess an ownership interest in, or license or franchise, any hotel in Chicago, except the ownership and/or management of a hotel with less than 800 rooms at the O'Hare International Airport and a hotel with not more than 400 rooms at any other location in Chicago.

PROPERTY TRANSACTIONS

     In 1994, the Company recorded a $1,100,000 pretax gain from property transactions as a result of the sale of land to Hilton Grand Vacations Company for its vacation ownership project located adjacent to the Flamingo Hilton-Las Vegas. See "Additional Information -- Vacation Ownership."

     Hilton continuously evaluates its property portfolio and intends to dispose of its interests in hotels or properties that, in its opinion, no longer yield an adequate return on investment or conform to Hilton's long range plans. In so doing, the Company expects to maintain a balanced mix of sources of revenues and a favorable return on stockholders' equity.

FOREIGN CURRENCY TRANSACTIONS

     In 1994, the Company recorded a $700,000 loss from foreign currency transactions due to transaction losses and exchange adjustments arising from the remeasurement of the Company's operations in highly inflationary economies. International operations are subject to certain economic and political risks, including foreign currency fluctuations. The Company monitors its foreign operations and, where appropriate, adopts hedging strategies to minimize the impact of changing economic and political environments. See "Financial Instruments" in the Notes to the Company's Consolidated Financial Statements on pages 48 and 49 in the 1994 Stockholders Report.

                               GAMING OPERATIONS

NEVADA HOTEL-CASINOS

     The Company owns and operates five hotel-casinos in the State of Nevada: the 3,174-room Las Vegas Hilton, the 3,284-room Flamingo Hilton-Las Vegas, the 2,000-room Flamingo Hilton-Laughlin, the 2,001-room Reno Hilton and the 604-room Flamingo Hilton-Reno.

     The Las Vegas Hilton is located adjacent to the Las Vegas Convention Center and focuses on up-scale individual leisure guests and convention groups. The Flamingo Hilton-Las Vegas, the Reno Hilton and the Flamingo Hilton-Reno focus primarily on the middle market, in particular the group tour and travel segment. The Flamingo Hilton-Laughlin targets the budget and middle market segments. Each of the Company's hotel-casinos has gaming, convention, dining, shopping, entertainment and, with the exception of the Flamingo Hilton-Reno, indoor and outdoor recreational facilities. A variety of popular entertainment is featured in theaters and lounges at each hotel. The Company also operates a vacation ownership resort adjacent to the Flamingo Hilton-Las Vegas. See "Additional Information -- Vacation Ownership."

     The Company continues to refurbish and expand existing facilities in Nevada to maintain their presence as premier properties in the market. In 1994, the Las Vegas Hilton completed construction of two new 13,200 and 12,600 square foot "Sky Villa" luxury suites for premium players. The Las Vegas Hilton also converted its casino lounge into a 450-seat nightclub and completed an exterior remodeling and landscaping project. The Flamingo Hilton-Las Vegas completed construction of 250 rooms of a new 600-room tower and new public space and parking. The Flamingo Hilton-Laughlin added new casino signage and replaced 500 slot machines with new equipment. At the Reno Hilton, the Company completed renovation of the race and sports book, as well as convention, entertainment and public areas. The Flamingo Hilton-Reno completed remodeling of the buffet and coffee shop, relocated the keno pit, built a new sports bar at the race and sports book and renovated public areas.

     The space utilized by the Company's casinos in Nevada, in terms of approximate square footage, is as follows: Las Vegas Hilton -- 78,000 square feet (inclusive of 29,000 square feet attributable to the race and sports book); Flamingo Hilton-Las Vegas -- 64,000 square feet (inclusive of 20,000 square feet attributable to O'Sheas Irish theme casino adjacent to the hotel); Flamingo Hilton-Laughlin -- 58,000 square feet (inclusive of 3,000 square feet attributable to the race and sports book); Reno Hilton -- 118,000 square feet (inclusive of 12,000 square feet attributable to the race and sports book); and Flamingo Hilton-Reno -- 46,000 square feet (inclusive of 2,500 square feet attributable to the race and sports book).

     Each of the hotel-casinos is open 24 hours a day, seven days a week, for gaming activities. Games operated in these casinos include "21," craps, roulette, big "6," baccarat, poker, keno and slot and other coin machines. The Las Vegas Hilton's race and sports book is tied in by satellite or modem to the casinos at the Flamingo Hilton-Las Vegas, the Flamingo Hilton-Laughlin, the Reno Hilton and the Flamingo Hilton-Reno.

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

     The Las Vegas Hilton and, to a lesser extent, the Flamingo Hilton-Las Vegas, the Flamingo Hilton-Reno and the Reno Hilton invite V.I.P. customers to their casinos and may pay for or reimburse the cost of their air transportation and provide them with complimentary rooms, food and beverage. In addition, the Las Vegas Hilton, the Flamingo Hilton-Reno and the Reno Hilton have instituted special flight programs, pursuant to which free air transportation on Company owned or chartered aircraft and complimentary rooms, food and beverage are provided to groups or selected persons. These persons either have established casino credit limits or cash on deposit in the casinos and have previously evidenced a willingness to put substantial amounts at risk at the casinos. The special flight programs are sometimes referred to as junkets. The Las Vegas Hilton, the Flamingo Hilton-Reno and the Reno Hilton hosted 9, 0 and 27 special flight programs in 1994, compared to 22, 34 and 17 such programs in 1993, respectively.

     Revenues from the Company's casinos are accounted for in accordance with applicable laws and rules and regulations of the State of Nevada and its agencies. As is customary in the Nevada gaming industry, activities are conducted on a credit as well as a cash basis, in accordance with procedures established and supervised by management. Fluctuations in collecting casino receivables could have a material effect on results of operations of these properties. An allowance is provided for estimated uncollectible casino receivables. Casino receivables aggregated $47,000,000, subject to a $14,400,000 (approximately 31%) reserve, at December 31, 1992; $47,900,000, subject to a $7,600,000 (approximately 16%) reserve, at December 31, 1993, and $69,100,000, subject to a $16,000,000 (approximately 23%) reserve, at December 31, 1994.

INTERNATIONAL HOTEL-CASINOS

     The Company, through Conrad, manages two international hotel-casinos which feature table games and slot machines similar to those offered at the Company's hotel-casinos in Nevada.

     The Company has a 19.9% ownership interest in the 605-room Hotel Conrad & Jupiters Casino, which has a 70,000 square foot casino. This property has the exclusive rights to conduct casino gaming on Queensland's Gold Coast through 1995.

     The Company has a 25% ownership interest in the 620-room Conrad Istanbul, which opened in 1992. This hotel-casino includes a 12,000 square foot casino.

CASINO WINDSOR

     In May 1994, the Company and the other two shareholders of Windsor Casino Limited ("WCL") commenced operation of the Casino Windsor, an interim 50,000 square foot casino in Windsor, Ontario, Canada. The Company, through Conrad, owns a 33.3% interest in WCL, which operates this project for the Ontario provincial government. The Windsor project will open on a permanent basis in early 1997 with a hotel of at least 300 rooms, a 75,000 square foot casino, entertainment and meeting facilities.

RIVER CASINO

     In February 1994, the Company commenced operation of a river casino located adjacent to the New Orleans Hilton Riverside. The initial 1,500 passenger vessel had a 20,000 square foot casino featuring table games and slot machines similar to those offered at the Company's hotel-casinos. This interim riverboat was wholly-owned by the Company and leased to a joint venture, of which the Company owns a 50% interest. In November 1994, the interim riverboat was replaced by the "Flamingo Casino New Orleans," a permanent vessel owned by the joint venture featuring a 30,000 square foot casino and accommodating 2,400 passengers.

EXPANSION PROGRAM

     In January, 1995, the Company and Paramount Parks Inc. ("Paramount") announced plans to build a 40,000 square foot attraction at the Las Vegas Hilton to be called "Star Trek: The Experience." This attraction is scheduled to open in late 1996 and will feature a motion-based simulation ride, interactive video and virtual reality stations, dining and souvenir shops. The building housing the Star Trek attraction will be owned by the Company and leased to Paramount. The attraction will also be managed by Paramount.

     In early 1995, the Las Vegas Hilton completed construction of the third Sky Villa, a 15,400 square foot luxury suite for premium players. In 1995, the Las Vegas Hilton also plans to open a Hilton retail gift shop and remodel and rebuild the 362-foot marquee sign. The Flamingo Hilton-Las Vegas plans to complete an extensive expansion and renovation project, which will include the remaining 350 rooms of the new tower, a new race and sports book, a casino expansion of approximately 3,500 square feet, new entertainment, recreation and dining facilities, exterior enhancement and new signage. At the Flamingo Hilton-Laughlin, the Company plans to upgrade the pool, exercise area and outdoor entertainment venue, and continue its slot machine replacement program. At the Reno Hilton, the Company plans to continue to renovate the casino, entertainment and registration areas, and to open a new Johnny Rockets restaurant.

     The government of Queensland, Australia has designated the owner of the Hotel Conrad & Jupiters Casino to own and develop a new 136-room hotel-casino project to be known as the Conrad Treasury in Brisbane, Australia. This property, which will feature a 65,000 square foot casino, will be managed by Conrad and will have the exclusive right to conduct casino gaming in Brisbane for a ten year period. Conrad will have a 19.9% equity interest in this project, which is scheduled to open in spring 1995.

     In addition, the government of Uruguay has selected Conrad and its partners to develop a new 300-room hotel-casino in Punta del Este, Uruguay. This project, which will be the first privately operated casino in Uruguay in 30 years, will include a 38,000 square foot casino. Conrad will manage and have an equity interest of approximately 37% in the hotel-casino. Subject to completing satisfactory financing, the hotel-casino is scheduled for completion in early 1997.

     Conrad has entered into an agreement to develop and operate a 700-room hotel-casino in Cairo, Egypt. This property will feature a 17,000 square foot European-style casino. Conrad will manage and have a 10% equity interest in the hotel-casino, which is scheduled to open in late 1997.

     The Company has also been selected to develop a river casino in Kansas City, Missouri. The Company will manage and own a 90% interest in this project, which will include a 30,000 square foot casino on a continuously docked 130,000 square foot barge. Subject to the receipt of all required gaming licenses and permits, this project is scheduled to open in early 1996.

     The New Jersey Casino Control Commission has granted the Company's request for a Statement of Compliance, finding that the Company satisfies all non-facility related criteria for a casino license in Atlantic City, New Jersey. At present, the Company does not own, nor has the Company entered into any agreement to manage, a hotel-casino property in Atlantic City. See "Additional Information -- Regulation and Licensing -- New Jersey Gaming Laws."

                             ADDITIONAL INFORMATION

VACATION OWNERSHIP

     The Company owns a 50% interest in the Hilton Grand Vacations Company joint venture ("HGVC"), which currently operates 11 vacation ownership resorts in Florida. In January 1995, HGVC commenced operation of a 200-unit vacation ownership resort adjacent to the Flamingo Hilton-Las Vegas. HGVC also anticipates completion in summer 1995 of the first phase of a 360-unit vacation ownership resort adjacent to Sea World in Orlando, Florida. HGVC is actively seeking new development and acquisition opportunities in other resort locations.

DESIGN AND FURNISHING SERVICES

     Hilton, through its wholly-owned subsidiary, Hilton Equipment Corporation, and through its Hotels Division, provides design and furnishing services and distributes furniture, furnishings, equipment and supplies to hotels and hotel-casinos owned, leased or managed by Hilton and to hotels franchised by Hilton or owned and operated by others. The revenues of this operation depend primarily on the number of new hotels operated or franchised by Hilton and on refurbishing and remodeling of existing Hilton hotels.

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

MARKETING

     Hotel occupancy at Hilton's metropolitan and airport properties is derived primarily from the convention and meeting market and the business traveler market (businesspersons traveling as individuals or in small groups). Hotel occupancy at the Company's resort properties is derived primarily from the tour and leisure market (tourists traveling either as individuals or in groups) and the convention and meeting market. Hotel occupancy at the Company's hotel-casinos is derived primarily from the convention and meeting market, the tour and leisure market and junket and V.I.P. programs. As indicated under "Additional Information -- Business Risks" below, these sources of business are sensitive to general economic and other conditions. In addition, the Company participates in certain joint marketing programs with business partners in the airline, car rental and cruise line industries.

STATISTICAL DATA

     For information regarding the Company's properties, number of available rooms, occupancy ratios and management and franchise fees, see the Ten Year Summary on pages 56 and 57 in the 1994 Stockholders Report.

BUSINESS RISKS

     In 1994, the Company was able to increase prices to keep pace with the rate of inflation for the first year since 1989. The Company's future operating results could be adversely impacted by industry overcapacity and weak demand. The Company's business could also be adversely affected by increases in transportation and fuel costs. The operating results for the Company's hotel-casinos can be volatile depending upon the table-game play of premium players.

     Hilton's occupancy ratios are affected by general economic conditions, as well as by competition, work stoppages and other factors affecting particular properties. Occupancy ratios at the Company's hotels could also be adversely impacted by a decrease in travel resulting from fluctuations in the worldwide economy and by excess industry capacity.

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

     To the extent that hotel capacity is expanded by others in a city where a Hilton hotel is located, competition will increase. In this regard, recent capacity additions have increased competition in all segments of the Las Vegas market. Three of the Company's competitors recently opened large new theme casinos in Las Vegas and several new casino projects are under construction. Such new capacity additions to the Las Vegas market could adversely impact the Company's gaming income. In addition, the business of Hilton's Nevada hotel-casinos might be adversely affected if gaming operations of the type conducted in Nevada were to be permitted under the laws of other states, particularly California. The legalization of casino gaming in Atlantic City, New Jersey has had an impact on the Company's Nevada hotel-casinos. The recent legalization of riverboat gaming in a number of states and the operation of casino gaming on Native American tribal lands could also impact the Company's hotel-casinos in Nevada.

REGULATION AND LICENSING

     Each of the Company's casinos is subject to extensive regulation under laws, rules and supervisory procedures, primarily in the jurisdiction where located or docked. Some jurisdictions, however, empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and require access to and periodic reports respecting such gaming activities. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions.

     Nevada Gaming Laws. The ownership and operation of casino gaming facilities in the State of Nevada, such as those at the Las Vegas Hilton, the Flamingo Hilton-Las Vegas, the Flamingo Hilton-Laughlin, the Reno Hilton and the Flamingo Hilton-Reno, are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (the "Nevada Act") and various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Gaming Commission"), the Nevada State Gaming Control Board (the "Control Board"), the Clark County Liquor and Gaming Licensing Board (the "CCB") and the City of Reno. The Gaming Commission, the Control Board, the CCB and the City of Reno are collectively referred to as the "Nevada Gaming Authorities."

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) the provision of a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

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

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Gaming Commission or by the Chairman of the Control Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the Company's Common Stock beyond such period of time as may be prescribed by the Gaming Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or the Licensees, the Company (i) pays that person any dividend or interest upon voting securities of the Company; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pays remuneration in any form to that person for services rendered or otherwise; or
(iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the CCB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

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

     The Company may not make a public offering of its securities without the prior approval of the Gaming Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Gaming Commission or the Control Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful. The Company was granted approval on September 29, 1994 to make public offerings of securities for a period of one year, subject to certain reporting requirements and the authority of the Chairman of the Control Board to issue an interlocutory stop order for good cause.

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

     Queensland Gaming Laws. Queensland, Australia, like Nevada, Louisiana and New Jersey, has comprehensive laws and regulations governing the conduct of casino gaming. All persons connected with the ownership and operation of a casino, including the Company, its subsidiary that manages the Hotel Conrad & Jupiters Casino and certain of their principal stockholders, directors and officers, must be found suitable and licensed. A casino license once issued remains in force until surrendered or cancelled. Queensland law defines the grounds for cancellation and, in such event, an administrator may be appointed to assume control of the hotel-casino complex. The Queensland authorities have conducted an investigation of, and have found suitable, the Company and its subsidiary.

     Ontario Gaming Laws. Ontario, Canada also has laws and regulations governing the conduct of casino gaming. Ontario law requires that the operator of a casino must be found suitable and be registered. A registration once issued remains in force until revoked. Ontario law defines the grounds for registration, as well as revocation or suspension of such registration. The Company and two other shareholders formed Windsor Casino Limited ("WCL") to operate the Casino Windsor. The Ontario authorities have conducted an investigation of, and have found suitable, the Company and the other two shareholders of WCL in connection with the Ontario registration of WCL.

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

EMPLOYEES

     At February 1, 1995, Hilton employed approximately 44,000 persons, of whom approximately 22,000 are covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Hilton believes that the aggregate compensation benefits and working conditions afforded its employees compare favorably with those received by employees in the hotel industry generally. Although strikes of short duration have from time to time occurred at certain of Hilton's facilities, Hilton believes its employee relations are satisfactory.

ITEM 2.  PROPERTIES

     Hilton considers its hotels and casinos to be leading establishments with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in most of the areas in which they are located. Obsolescence arising from age and condition of facilities is a factor in the hotel and gaming industries. Accordingly, Hilton expends, and intends to continue to expend, substantial funds to maintain its facilities in first-class condition in order to remain competitive.

     Hotels and casinos owned and operated, leased and managed by Hilton are briefly described under Item 1 and, in particular, under the captions "Hotel Operations" and "Gaming Operations." In addition, contemplated additions to, and major refurbishing and remodeling of, existing properties and new hotels and casinos presently under construction that will be operated by Hilton are briefly described under the captions "Hotel Operations -- Expansion Program" and "Gaming Operations -- Expansion Program" under Item 1.

ITEM 3.  LEGAL PROCEEDINGS

     In management's opinion, disposition of pending litigation against the Company, including the lawsuit described under "Commitments and Contingent Liabilities" in the Notes to the Company's Consolidated Financial Statements on pages 54 and 55 in the 1994 Stockholders Report, is not expected to have a material effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the executive officers of the Company:

                                    POSITIONS AND OFFICES
NAME                                  WITH THE COMPANY                    AGE
----                                ---------------------                 ---
Barron Hilton              Chairman of the Board and Chief                67
                           Executive Officer and, until February
                           1993, President
Raymond C. Avansino, Jr.   President and Chief Operating Officer          51
                           since February 1993
Eric M. Hilton             Vice Chairman of the Board since May           61
                           1993, Executive Vice President --
                           International Operations from May 1992
                           until May 1993, President, Conrad
                           International Hotels Corporation from
                           January 1990 until May 1993, and Senior
                           Vice President -- Real Estate
                           Development, International until May
                           1992

Floyd M. Celey, Jr.        Executive Vice President and                   55
                           President -- Gaming Operations since
                           September 1994, Senior Vice
                           President -- Global Gaming Operations
                           from May 1993 until September 1994, and
                           prior thereto, Senior Vice
                           President -- Corporate Casino
                           Operations, Conrad International Hotels
                           Corporation

Dieter H. Huckestein       Executive Vice President and                   51
                           President -- Hotel Operations since May
                           1994, Senior Vice
                           President -- Hawaii/California/Arizona
                           Region from May 1991 until May 1994,
                           and prior thereto, Senior Vice
                           President-Hawaiian Region

F. Michael O'Brien         Executive Vice President -- Gaming and         54
                           Hotel Development since September 1994,
                           Senior Vice President -- Gaming and
                           Hotel Development from January 1994
                           until September 1994, and from May 1992
                           until January 1994, Senior Vice
                           President -- Corporate Properties

Steve Krithis              Senior Vice President -- Finance since         65
                           November 1994, and prior thereto, Vice
                           President and Corporate Comptroller

William C. Lebo, Jr.       Senior Vice President and General              51
                           Counsel

     Unless otherwise noted in the table, all positions and offices with the Company indicated have been continuously held since January 1990. The executive officers are responsible for all major policy making functions and all other corporate and divisional officers are responsible to, and are under the supervision of, the executive officers. None of the above named executive officers are related, except that Messrs. Barron and Eric Hilton are brothers.

     Similar information for directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement to be used in connection with its annual meeting of stockholders scheduled to be held on May 11, 1995 (the "Proxy Statement"). The Company expects to file the Proxy Statement with the Securities and Exchange Commission prior to April 30, 1995, and reference is expressly made thereto for the specific information incorporated herein by the aforesaid reference.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's Common Stock is listed on the New York and Pacific Stock Exchanges and is traded under the symbol "HLT." Information regarding sales prices, dividend payments and record holders with respect to the Company's Common Stock is set forth under "Supplementary Financial Information" in the Notes to the Company's Consolidated Financial Statements on page 55 in the 1994 Stockholders Report, which information is incorporated herein by reference.

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

ITEM 6. SELECTED FINANCIAL DATA

     See the Company's Ten Year Summary on pages 56 and 57 in the 1994 Stockholders Report and "Segments of Business" in the Notes to the Company's Consolidated Financial Statements on pages 53 and 54 in the 1994 Stockholders Report.

     The ratio of earnings to fixed charges for the five years ended December 31, 1994 is as follows: 1994 - 2.8 to 1; 1993 - 2.7 to 1; 1992 - 2.9 to 1;
1991 - 2.6 to 1; and 1990 - 2.8 to 1. The computation of the aforesaid ratios is set forth in Exhibit 12 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     See pages 34 through 39 in the 1994 Stockholders Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplemental information required by this Item are contained in the 1994 Stockholders Report on the pages indicated, which information is incorporated herein by reference.

                                                                                    PAGE
                                                                                    ----
      Report of independent public accountants....................................   55
      Consolidated statements of income for the three years ended December 31,
         1994.....................................................................   40
      Consolidated balance sheets as of December 31, 1994 and 1993................   41
      Consolidated statements of cash flows for the three years ended December 31,
         1994.....................................................................   42
      Consolidated statements of stockholders' equity for the three years ended
         December 31, 1994........................................................   43
      Notes to consolidated financial statements..................................   44
      Segment data for the five years ended December 31, 1994 contained in the Ten
         Year Summary.............................................................   56

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

     2. Financial Statement Schedules:

                                                                                        PAGE
                                                                                        ----
       Report of Independent Public Accountants.......................................   23
       Schedule II -- Valuation and Qualifying Accounts...............................   24
       Supplemental Note to Consolidated Financial Statements.........................   25

     All other schedules are inapplicable or the required information is included elsewhere herein.

(B) REPORTS ON FORM 8-K

          The Company filed a Current Report on Form 8-K, dated November 17, 1994, under the caption "Item 5. Other Events." This filing reported that the Company had engaged the investment banking firm of Smith Barney Inc. to undertake a study and make recommendations to the Company's management and Board of Directors for strategic alternatives to enhance shareholder value. See "Item 1. Business -- Recent Developments."

(C) EXHIBITS

     Reference is made to the Index to Exhibits immediately preceding the exhibits hereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                  SUPPLEMENTAL SCHEDULE AND SUPPLEMENTAL NOTE

To Hilton Hotels Corporation:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Hilton Hotels Corporation and subsidiaries included in the Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 1, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule II and the supplemental note to consolidated financial statements as shown on pages 24 and 25 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. The supplemental schedule and the supplemental note to the consolidated financial statements have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Los Angeles, California
February 1, 1995

                   HILTON HOTELS CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                 BALANCE AT  CHARGED TO   CHARGED                          BALANCE AT
                                 BEGINNING   COSTS AND    TO OTHER                           END OF
                                 OF PERIOD    EXPENSES    ACCOUNTS   DEDUCTIONS  OTHER       PERIOD
                                 ----------  ----------  ----------  ----------  -----     ----------
YEAR ENDED DECEMBER 31, 1994
  Allowance for doubtful
     accounts
     Hotel and other............   $ 11.6        1.7          .5         2.4       --         11.4
     Casino.....................      7.6       13.2          --         4.8       --         16.0
  Reserve for loss on other
     investments................     12.5         --          --          --      8.1 (A)     20.6

YEAR ENDED DECEMBER 31, 1993
  Allowance for doubtful
     accounts
     Hotel and other............   $  7.2        1.8         4.5         1.9       --         11.6
     Casino.....................     14.4       10.9          --        17.7       --          7.6
  Reserve for loss on other
     investments................       --       12.5          --          --       --         12.5

YEAR ENDED DECEMBER 31, 1992
  Allowance for doubtful
     accounts
     Hotel and other............   $  6.0        1.7         1.5         2.1       .1 (B)      7.2
     Casino.....................     12.2        8.0          --         6.3       .5 (B)     14.4
  Reserve for loss on other
     investments................     14.3         --          --        14.3       --           --

---------------

(A) Represents unrealized holding losses on certain equity securities.

(B) Represents allowance for doubtful accounts of the Reno Hilton on the date of acquisition by the Company.

                   HILTON HOTELS CORPORATION AND SUBSIDIARIES

             SUPPLEMENTAL NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                         AT DECEMBER 31, 1994 AND 1993
                                 (IN MILLIONS)

                                                                             1994         1993
                                                                            -------      ------
Accounts payable and accrued expenses at December 31, consisted of:
  Accounts and notes payable..............................................  $  87.2        47.4
  Accrued salaries and wages..............................................     29.5        26.5
  Insurance...............................................................     28.7        34.9
  Interest................................................................     20.6        18.9
  Other accrued expenses..................................................    118.0       100.8
                                                                            -------      ------
                                                                            $ 284.0       228.5
                                                                             ======       =====

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 1995.

                                          HILTON HOTELS CORPORATION
                                                  (Registrant)

                                          By           STEVE KRITHIS
                                            ------------------------------------
                                                       Steve Krithis
                                               Senior Vice President-Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 1995.

          RAYMOND C. AVANSINO, JR.                            ROBERT L. JOHNSON
------------------------------------------       -----------------------------------------
          Raymond C. Avansino, Jr.                             Robert L. Johnson
                  Director                                         Director

               A. STEVEN CROWN                                  DONALD R. KNAB
------------------------------------------       -----------------------------------------
               A. Steven Crown                                  Donald R. Knab
                  Director                                         Director

              GREGORY R. DILLON                                  STEVE KRITHIS
------------------------------------------       -----------------------------------------
              Gregory R. Dillon                                  Steve Krithis
                  Director                               Senior Vice President-Finance
                                                             (Chief Financial and
                                                              Accounting Officer)

                BARRON HILTON                                 BENJAMIN V. LAMBERT
------------------------------------------       -----------------------------------------
                Barron Hilton                                 Benjamin V. Lambert
            Chairman of the Board                                  Director
                  and Chief
              Executive Officer
          (Chief Executive Officer)

               ERIC M. HILTON                                  DONNA F. TUTTLE
------------------------------------------       -----------------------------------------
               Eric M. Hilton                                  Donna F. Tuttle
                  Director                                        Director

            DIETER H. HUCKESTEIN                               SAM D. YOUNG, JR.
------------------------------------------       -----------------------------------------
            Dieter H. Huckestein                               Sam D. Young, Jr.
                  Director                                         Director

                               INDEX TO EXHIBITS

                                                                                 SEQUENTIALLY
EXHIBIT                                                                            NUMBERED
NUMBER                                 DESCRIPTION                                   PAGE
------                                 -----------                               -------------
  3.1      Restated Certificate of Incorporation of Registrant, as amended
           (incorporated herein by reference from Exhibit 3.1 to Registrant's
           Annual Report on
           Form 10-K for the year ended December 31, 1987)
  3.2      By-Laws of Registrant, as amended (incorporated herein by reference from Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the
           year ended December 31, 1992)
  4.1      Indenture, dated as of July 1, 1988, between Registrant and
           Citibank, N.A., regarding Registrant's Subordinated Debt Securities
           (incorporated herein by reference from Exhibit 4.1 to Post-Effective
           Amendment No. 2 to Registrant's Registration Statement on Form S-3
           (File No. 2-95746))
  4.2      Indenture, dated as of July 1, 1988, between Registrant and Morgan
           Guaranty Trust Company of New York, regarding Registrant's Senior
           Debt Securities (incorporated herein by reference from Exhibit 4.1 to Post-Effective Amendment No. 1 to Registrant's Registration
           Statement on Form S-3 (File No. 2-99967))
  4.3      First Supplemental Indenture, dated as of June 30, 1992, between
           Registrant and Morgan Guaranty Trust Company of New York, regarding
           Registrant's Senior Debt Securities, relating to Exhibit 4.2 hereto
           (incorporated herein by reference from Exhibit 4.3 to Registrant's
           Annual Report on Form 10-K for the year ended December 31, 1992)
  4.4      Reimbursement Agreements, dated as of November 15, 1990, among
           Regis-
           trant, Swiss Bank Corporation and the financial institutions signatory thereto (incorporated herein by reference from Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the year ended
           December 31, 1990)
  4.5      Rights Agreement, dated as of July 14, 1988, between Registrant and
           The First National Bank of Chicago (incorporated herein by reference from Exhibit 1 to Registrant's Current Report on Form 8-K, dated
           July 14, 1988)
 10.1      1984 Stock Option and Stock Appreciation Rights Plan of Registrant,
           together with the Stock Option Agreement relating thereto, both as amended (incorporated herein by reference from Exhibit 10.5 to
           Registrant's Annual Report on Form 10-K for the year ended December
           31, 1989)*
 10.2      Amendment, dated October 18, 1990, to the 1984 Stock Option and
           Stock Appreciation Rights Plan of Registrant, relating to Exhibit
           10.1 hereto (incorporated herein by reference from Exhibit 10.3 to
           Registrant's Annual Report on Form 10-K for the year ended December
           31, 1990)*
 10.3      1990 Stock Option and Stock Appreciation Rights Plan of Registrant,
           together with the Stock Option Agreement relating thereto, both as amended (incorporated herein by reference from Exhibit 10.4 to
           Registrant's Annual Report on Form 10-K for the year ended December
           31, 1990)*
 10.4      Amendment, dated January 20, 1994, to the 1990 Stock Option and
           Stock Appreciation Rights Plan of Registrant, relating to Exhibit
           10.3 hereto (incorporated herein by reference from Exhibit 10.5 to
           Registrant's Annual Report on Form 10-K for the year ended December
           31, 1993)*
 10.5      Amendment, dated January 19, 1995, to the 1990 Stock Option and
           Stock Appreciation Rights Plan of Registrant, relating to Exhibits
           10.3 and 10.4
           hereto*.............................................................

                                                                                 SEQUENTIALLY
EXHIBIT                                                                            NUMBERED
NUMBER                                 DESCRIPTION                                   PAGE
------                                 -----------                               -------------
 10.6      Incentive Compensation Plan of Registrant (incorporated herein by reference from Exhibit 10.4 to Registrant's Annual Report on Form
           10-K for the year ended December 31, 1980)*
 10.7      Amendment, dated as of January 1, 1994, to the Incentive
           Compensation Plan of Registrant, relating to Exhibit 10.6 hereto
           (incorporated herein by reference from Exhibit 10.7 to Registrant's
           Annual Report on Form 10-K for the year ended December 31, 1993)*
 10.8      Retirement Plan of Registrant, as amended and restated*.............
 10.9      Supplemental Executive Retirement Plan of Registrant, as amended
           (incorporated herein by reference from Exhibit 10.6 to Registrant's
           Annual Report on Form 10-K for the year ended December 31, 1991)*
 10.10     Amendment, effective April 1, 1994, to the Supplemental Executive
           Retirement Plan of Registrant, relating to Exhibit 10.9 hereto*.....
 10.11     Directors' Retirement Benefit Plan of Registrant, as amended
           (incorporated herein by reference from Exhibit 10.7 to Registrant's
           Annual Report on
           Form 10-K for the year ended December 31, 1991)*
 10.12     Retirement Benefit Replacement Plan of Registrant, as amended
           (incorporated herein by reference from Exhibit 10.9 to Registrant's
           Annual Report on
           Form 10-K for the year ended December 31, 1992)*
 10.13     Amendment, dated as of January 1, 1994, to the Retirement Benefit
           Replacement Plan of Registrant, relating to Exhibit 10.12 hereto
           (incorporated herein by reference from Exhibit 10.12 to Registrant's
           Annual Report on Form 10-K for the year ended December 31, 1993)*
 10.14     Amendment, effective April 1, 1994, to the Retirement Benefit
           Replacement Plan of Registrant, relating to Exhibits 10.12 and 10.13 hereto*.............................................................
 10.15     Thrift Savings Plan of Registrant, as amended and restated*.........
 10.16     Form of Executive Employment Agreement, dated as of November 17,
           1994*...............................................................
 11        Computation of Earnings Per Share...................................
 12        Computation of Ratios of Earnings to Fixed Charges..................
 13        Registrant's Annual Report to Stockholders for the year ended
           December 31, 1994...................................................
 21        List of Registrant's Subsidiaries...................................
 23        Consent of Independent Public Accountants...........................
 99        Undertakings........................................................

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