Form 10-Q
period 1995-03-31
HILTON HOTELS CORP
filed 1995-05-09
CIK 47580

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ..................... to .....................

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
Yes   X     No
    -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 28, 1995 --- Common Stock, $2.50 par value --- 48,214,096 shares.

PART 1   FINANCIAL INFORMATION

Company or group of companies for which report is filed:

                HILTON HOTELS CORPORATION AND SUBSIDIARIES


ITEM 1.  FINANCIAL STATEMENTS

HILTON HOTELS   CONSOLIDATED
CORPORATION     STATEMENTS
AND             OF INCOME
SUBSIDIARIES    (IN MILLIONS,
                EXCEPT PER SHARE AMOUNTS)

                                                                                                  THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                                   1995        1994
- --------------------------------------------------------------------------------------------------------------------
Revenue                Rooms                                                                      $136.5       111.3
                       Food and beverage                                                            61.7        55.6
                       Casino                                                                      118.1       114.6
                       Management and franchise fees                                                24.1        22.1
                       Other                                                                        28.6        26.9
                       Operating income
                         from unconsolidated affiliates                                             12.9         9.9
                       ---------------------------------------------------------------------------------------------
                                                                                                   381.9       340.4
- --------------------------------------------------------------------------------------------------------------------
Expenses               Rooms                                                                        43.9        39.0
                       Food and beverage                                                            53.9        50.0
                       Casino                                                                       56.0        50.6
                       Other costs and expenses                                                    147.2       139.9
                       Corporate expense                                                             6.9         3.6
                       ---------------------------------------------------------------------------------------------
                                                                                                   307.9       283.1
- --------------------------------------------------------------------------------------------------------------------
Operating income                                                                                    74.0        57.3
                       Interest and dividend income                                                  6.5         5.1
                       Interest expense                                                            (22.4)      (18.5)
                       Interest expense, net, from
                         unconsolidated affiliates                                                  (3.6)       (4.2)
                       Property transactions                                                          .7          --
                       Foreign currency losses                                                       (.1)        (.4)
- --------------------------------------------------------------------------------------------------------------------
Income before
income taxes
and minority
interest                                                                                            55.1        39.3
                       Provision for income taxes                                                   21.5        16.6
                       Minority interest, net                                                        1.6          --
- --------------------------------------------------------------------------------------------------------------------
Net income                                                                                        $ 32.0        22.7
====================================================================================================================
Net income per share                                                                              $  .66         .47
====================================================================================================================
Average number of
shares                                                                                              48.6        48.4
====================================================================================================================

HILTON HOTELS   CONSOLIDATED
CORPORATION     BALANCE
AND             SHEETS
SUBSIDIARIES    (IN MILLIONS)

                                                                                          MARCH 31,       DECEMBER 31,
                                                                                            1995              1994
- ----------------------------------------------------------------------------------------------------------------------
Assets                 Current assets
                         Cash and equivalents                                             $  190.1             184.4
                         Temporary investments                                               135.8             208.8
                         Other current assets                                                257.9             280.5
                       -----------------------------------------------------------------------------------------------
                       Total current assets                                                  583.8             673.7
                       Investments                                                           544.5             536.7
                       Property and equipment, net                                         1,682.3           1,664.8
                       Other assets                                                           49.8              50.7
                       -----------------------------------------------------------------------------------------------
                       Total assets                                                       $2,860.4           2,925.9
======================================================================================================================
Liabilities and        Current liabilities
stockholders' equity     Accounts payable and accrued expenses                            $  244.4             284.0
                         Current maturities of long-term debt                                 31.6              36.7
                         Income taxes payable                                                 25.7               7.6
                       -----------------------------------------------------------------------------------------------
                       Total current liabilities                                             301.7             328.3
                       Long-term debt                                                      1,190.2           1,251.9
                       Deferred income taxes
                         and other liabilities                                               217.7             217.9
                       Stockholders' equity                                                1,150.8           1,127.8
                       -----------------------------------------------------------------------------------------------
                       Total liabilities and stockholders' equity                         $2,860.4           2,925.9
======================================================================================================================

HILTON HOTELS   CONSOLIDATED
CORPORATION     STATEMENTS OF
AND             CASH FLOWS
SUBSIDIARIES    (IN MILLIONS)

                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                                  1995         1994
- --------------------------------------------------------------------------------------------------------------------
Operating activities   Net income                                                                $ 32.0         22.7
                       Adjustments to reconcile net income
                       to net cash provided by
                       operating activities:
                       Depreciation and amortization                                               34.9         31.2
                       Change in working capital components:
                         Other current assets                                                      22.4          6.3
                         Accounts payable and accrued expenses                                    (35.7)       (12.8)
                         Income taxes payable                                                      18.1         28.0
                       Decrease in deferred income taxes                                           (1.1)       (15.8)
                       Change in other liabilities                                                  1.2           .5
                       Unconsolidated affiliates' distributions
                         in excess of (less than) earnings                                          8.9          (.8)
                       Gain from property transactions                                              (.7)          --
                       Other                                                                        (.7)        (4.2)
                       ---------------------------------------------------------------------------------------------
                       Net cash provided by operating activities                                   79.3         55.1
- --------------------------------------------------------------------------------------------------------------------
Investing activities   Capital expenditures                                                       (54.7)       (49.6)
                       Additional investments                                                     (21.7)       (26.1)
                       Decrease in long-term marketable securities                                   --         12.5
                       Decrease in temporary investments                                           75.8         16.8
                       Payments on notes and other investments                                      5.2         44.1
                       ---------------------------------------------------------------------------------------------
                       Net cash provided by (used in)
                       investing activities                                                         4.6         (2.3)
- --------------------------------------------------------------------------------------------------------------------
Financing activities   Decrease in commercial paper
                         borrowings and revolving loans                                            (5.5)      (144.1)
                       Reduction of long-term debt                                                (61.7)          --
                       Issuance of common stock                                                     3.4          4.4
                       Cash dividends                                                             (14.4)       (14.4)
                       ---------------------------------------------------------------------------------------------
                       Net cash used in
                       financing activities                                                       (78.2)      (154.1)
- --------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents                                                         5.7       (101.3)
Cash and equivalents at beginning of year                                                         184.4        380.4
- --------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                            $190.1        279.1
====================================================================================================================

HILTON HOTELS   SUMMARY
CORPORATION     OF
AND             OPERATIONS
SUBSIDIARIES    (IN MILLIONS)

                                                                                                  THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                                   1995        1994
- --------------------------------------------------------------------------------------------------------------------
Revenue                Hotels                                                                     $158.4       127.4
                       Gaming                                                                      223.5       213.0
                       ---------------------------------------------------------------------------------------------
                       Total                                                                      $381.9       340.4
====================================================================================================================
Operating income       Hotels                                                                     $ 39.1        21.3
                       Gaming                                                                       41.8        39.6
                       Corporate expense                                                            (6.9)       (3.6)
                       ---------------------------------------------------------------------------------------------
                       Total                                                                        74.0        57.3
                       Net interest expense                                                        (19.5)      (17.6)
                       Property transactions                                                          .7          --
                       Foreign currency losses                                                       (.1)        (.4)
                       Provision for income taxes                                                  (21.5)      (16.6)
                       Minority interest, net                                                       (1.6)         --
- --------------------------------------------------------------------------------------------------------------------
Net income                                                                                        $ 32.0        22.7
====================================================================================================================
Percentage of
occupancy              Hotels                                                                         70          66
                       Gaming                                                                         84          85
====================================================================================================================

NET INCOME PER SHARE

The calculations of common and equivalent shares, net income and net income per share are as follows:

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                              1995            1994
- ---------------------------------------------------------------------------------------------------------------------
Shares outstanding beginning of period                                                      48,114,723     47,846,854
Net common shares issued/issuable upon
  exercise of certain stock options                                                            452,971        566,790
- ---------------------------------------------------------------------------------------------------------------------
Common and equivalent shares                                                                48,567,694     48,413,644
=====================================================================================================================
Net income (in millions)                                                                         $32.0           22.7
=====================================================================================================================
Net income per share                                                                              $.66            .47
=====================================================================================================================
Dividends declared per share                                                                      $.30            .30
=====================================================================================================================

                   HILTON HOTELS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1: GENERAL

     The consolidated financial statements contained herein have been prepared by the Company in accordance with the accounting policies described in the 1994 Annual Report to Stockholders and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

     The statements for the three months ended March 31, 1995 and 1994 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results for the unaudited periods.

     The consolidated financial statements for the prior period reflect certain reclassifications to conform with classifications adopted in 1995. These classifications have no effect on net income.

NOTE 2: SUPPLEMENTAL CASH FLOW INFORMATION

                                 THREE MONTHS ENDED
                                     MARCH 31,
                                 ------------------
                                 1995         1994
- ---------------------------------------------------
                                   (IN MILLIONS)
Cash paid during the period
  for the following:
Interest, net of amounts
  capitalized                     22.5         19.9
Income taxes                       1.4          3.1

NOTE 3: INVESTMENTS

     Summarized operating results of the Company's unconsolidated affiliates are as follows:

                                 THREE MONTHS ENDED
                                     MARCH 31,
                                 ------------------
                                 1995         1994
- ---------------------------------------------------
                                   (IN MILLIONS)
Revenue                          296.6        283.7
Expenses                         267.1        262.6
Net income                        24.5         15.0

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

COMPARISON OF FISCAL QUARTERS ENDED MARCH 31, 1995 AND 1994

OVERVIEW

Net income for the 1995 first quarter increased 41 percent to $32.0 million or $.66 per share, compared to $22.7 million or $.47 per share in 1994. Total revenue in the 1995 quarter increased 12 percent to $381.9 million, while total operating income increased 29 percent to $74.0 million from $57.3 million in 1994.

HOTELS

Hotel revenue for the 1995 quarter was $158.4 million, an increase of 24 percent over last year. Adjusting for the impact of increased ownership of the New Orleans Hilton Riverside, which was consolidated as of June 1994, revenue increased 9 percent. Hotel operating income increased 84 percent to $39.1 million from $21.3 million in the 1994 first quarter. Operating income improved at nearly all of the Company's owned and partially owned hotels. An improving U.S. economy, coupled with increased international visitation and an improving supply-demand balance of hotel rooms, have benefitted the Hotels division, which attained overall increases in both occupancy and average room rates. In addition, the first quarter did not include Easter week in 1995, a traditionally slow period for hotels, as it did in 1994. Occupancy for hotels owned or managed was 70 percent in 1995 compared to 66 percent in 1994.
Average room rates increased seven percent over the prior year.

Operating income from the New Orleans Hilton Riverside increased $7.5 million compared to the 1994 first quarter. This increase includes $4.3 million attributable to improved operating performance, as indicated by double-digit increases in occupancy and revenue per available room, and $3.2 million due to the impact of increased ownership of the property. Income from the Waldorf=Astoria increased $.7 million over the 1994 first quarter on increased occupancy, principally due to growth in individual business traveler stays and international room nights. Other major market downtown/convention properties benefitted from increased business travel including the Palmer House Hilton, the one-third owned Chicago Hilton and Towers, and the 50% owned Washington Hilton and Towers and New York Hilton and Towers. Operating income at these four properties improved a combined $2.1 million over the prior year.

The Company's airport properties also benefitted from the resurgence of business travel in the first quarter of 1995. Combined income for the Company's wholly-owned and partially owned airport properties increased $1.1 million over the prior year.

Increased leisure travel and meeting/convention business contributed to improved operating results at the 50% owned Hilton Hawaiian Village. Results at the 13% owned Hilton Waikoloa Village also benefitted from strong meeting/convention volume in the 1995 first quarter. Combined operating income from these two properties increased $1.6 million over the 1994 period.

Hotel management and franchise fees increased $2.0 million in 1995 to $21.7 million. Fee revenue is based primarily on operating revenue at managed properties and room revenue at franchised hotels.

GAMING

Total gaming revenue increased five percent in the 1995 quarter to $223.5 million from $213.0 million in 1994. Casino revenue, a component of gaming revenue, was $118.1 million in 1995 compared to $114.6 million in the prior year. Gaming operating income increased six percent to $41.8 million from $39.6 million in the 1994 first quarter. Excluding the results of the Casino Windsor, which opened in May 1994, operating income increased three percent from the 1994 first quarter.

Operating income at the Las Vegas Hilton increased $3.2 million from the prior year due primarily to a 49 percent increase in table game win and the impact of bad debt recoveries, partially offset by a 21 percent decrease in slot income. Premium play baccarat volume at this property has increased dramatically since the opening of the hotel's luxury "Sky Villa" suites. Baccarat volume more than doubled and the win percentage increased two points compared to the 1994 first quarter. The Flamingo Hilton-Las Vegas recorded a slight reduction in operating income due to continuing construction activities. A generally soft market due to competition from new attractions in the Las Vegas market and excess room capacity contributed to a $1.1 million decline in operating income at the Flamingo Hilton-Laughlin. Combined results from the Reno Hilton and the Flamingo Hilton-Reno were comparable with 1994.

The 1995 period benefitted from the first full quarter of operation of the Flamingo Casino-New Orleans river casino, which replaced the smaller temporary river casino in November 1994. The 1995 first quarter also includes income from Casino Windsor, which opened in May 1994. Operating income from these ventures, including equity and fee income, totaled $4.2 million.

Equity income and management fees from the 19.9% owned Hotel Conrad and Jupiters Casino in Australia decreased $2.0 million from the prior year, primarily due to lower table game win.

Occupancy for the Nevada hotel-casinos was 86 percent in the 1995 quarter compared to 88 percent last year. The average room rate for Nevada increased nine percent.

CORPORATE EXPENSE

Corporate expense was $6.9 million in the 1995 quarter compared to $3.6 million in 1994. The 1994 corporate expense benefitted from the reimbursement of legal costs as a result of a lawsuit settlement.

FINANCING ACTIVITIES

Interest and dividend income increased $1.4 million to $6.5 million in 1995 primarily due to higher investment yields. Consolidated interest expense increased $3.9 million due to higher average debt levels and higher interest rates, while interest expense from unconsolidated affiliates decreased $.6 million. Consolidated interest expense for the 1995 quarter includes $2.3 million of interest on debt at the New Orleans Hilton Riverside. The Company's proportionate share of this expense was included in net interest expense from unconsolidated affiliates in 1994.

INCOME TAXES

The effective income tax rate for the 1995 period was 39.0 percent compared to
42.2 percent in 1994. The Company's effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes. The 1995 effective income tax rate benefitted from the utilization of foreign tax credits, partially offset by increased state and local taxes.

PROPERTY TRANSACTIONS

The 1995 quarter includes a pretax gain on the sale of land to Hilton Grand Vacations Company for its vacation ownership project at the Flamingo Hilton - Las Vegas. Gains on this transaction are being recognized on an installment basis.

MINORITY INTEREST

The minority interest results from the consolidation of the New Orleans Hilton Riverside. The Company increased its ownership interest in the property from 46.8% to 67.4% in June 1994.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL SPENDING

Net cash provided by operating activities totaled $79.3 million for the three months ended March 31, 1995 compared to $55.1 million in the same period last year, due primarily to improved operating results. Working capital decreased from $345.4 at December 31, 1994 to $282.1 million at March 31, 1995. This decrease was the result of using working capital to reduce long-term borrowings and to fund new construction and investments. Capital expenditures during the period totaled $54.7 million, while new investments amounted to $21.7 million. During the 1995 quarter the Company reduced its borrowings under its revolving bank credit lines and its bonds and notes by a total of $67.2 million.

Construction projects are ongoing at various Company properties. Major renovation programs are continuing at the San Diego Hilton Beach and Tennis Resort and the Portland Hilton. In Orlando, development of the first phase of a 360-unit vacation ownership resort adjacent to Sea World is anticipated to be completed in the third quarter of 1995. Developments at the Company's gaming properties include the recent completion of the luxury "Sky Villa" suites at the Las Vegas Hilton and the April 1995 opening of the 19.9% owned Conrad Treasury hotel-casino in Brisbane, Australia. In addition, major expansion and renovation programs at the Flamingo Hilton-Las Vegas and the Reno Hilton are nearing completion.

The Company anticipates that capital expenditures and investments will total approximately $350 million in 1995. The Company intends to fund these expenditures through internal cash flows, available debt capacity or new borrowings.

LONG-TERM DEBT

Long-term debt at March 31, 1995 totaled $1.2 billion compared to $1.3 billion at December 31, 1994. During the first quarter of 1995 the Company repurchased $27.9 million of its $200 million Series B Medium Term Notes. At March 31, 1995, $30 million in financing under this program was still available.

The Company had $219.2 million in commercial paper outstanding at March 31, 1995. The Company's long-term revolving credit facilities had an aggregate commitment at March 31, 1995 of $597.5 million, of which $219.2 million supported the issuance of commercial paper. Excluding the portion of the commitment which supports the issuance of commercial paper, $335.0 million of revolving bank debt financing was available to the Company at March 31, 1995.

The Company has an effective shelf registration with the Securities and Exchange Commission for up to $65 million of new debt securities. The terms and conditions of the securities will be determined by market conditions at the time of issuance.

PART II          OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         27.     Financial Data Schedule

(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the first quarter of fiscal 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HILTON HOTELS CORPORATION
                                            (Registrant)



Date:  May 9, 1995                        /s/ Steve Krithis
                                          ____________________________________
                                          Steve Krithis
                                          Senior Vice President - Finance



Date:  May 9, 1995                        /s/ William C. Lebo, Jr.
                                          ____________________________________
                                          William C. Lebo, Jr.
                                          Senior Vice President and
                                            General Counsel