Form 10-Q
period 1995-06-30
HILTON HOTELS CORP
filed 1995-08-10
CIK 47580

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1995 --- Common Stock, $2.50 par value --- 48,302,409 shares.

PART I      FINANCIAL INFORMATION

Company or group of companies for which report is filed:

                HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1.     FINANCIAL STATEMENTS


Consolidated Statements of Income
(in millions, except per share amounts)

                                                  Three months ended      Six months ended
                                                       June 30,              June 30,
                                                   ----------------       ---------------
                                                     1995      1994        1995      1994
-----------------------------------------------------------------------------------------
Revenue         Rooms                              $151.2     126.6       287.7     237.9
                Food and beverage                    67.4      62.9       129.1     118.5
                Casino                              133.9     118.4       252.0     233.0
                Management and franchise fees        25.2      24.4        49.3      46.5
                Other                                30.3      31.4        58.9      58.3
                Operating income
                   from unconsolidated affiliates    16.2      19.3        29.1      29.2
                -------------------------------------------------------------------------
                                                    424.2     383.0       806.1     723.4
-----------------------------------------------------------------------------------------
Expenses        Rooms                                47.2      43.2        91.1      82.2
                Food and beverage                    57.8      54.1       111.7     104.1
                Casino                               60.1      54.6       116.1     105.2
                Other costs and expenses            146.8     148.9       294.0     288.8
                Corporate expense                     7.3       6.4        14.2      10.0
                -------------------------------------------------------------------------
                                                    319.2     307.2       627.1     590.3
-----------------------------------------------------------------------------------------
Operating income                                    105.0      75.8       179.0     133.1

                Interest and dividend income          9.2       4.8        15.7       9.9
                Interest expense                    (24.7)    (18.8)      (47.1)    (37.3)
                Interest expense, net, from
                   unconsolidated affiliates         (3.5)     (4.0)       (7.1)     (8.2)
                Property transactions                  .3         -         1.0         -
                Foreign currency gains (losses)        .4         -          .3       (.4)
-----------------------------------------------------------------------------------------
Income before income taxes
and minority interest                                86.7      57.8       141.8      97.1
                Provision for income taxes           32.6      23.9        54.1      40.5
                Minority interest, net                1.2         -         2.8         -
-----------------------------------------------------------------------------------------
Net income                                         $ 52.9      33.9        84.9      56.6
=========================================================================================
Net income per share                               $ 1.09       .70        1.75      1.17
=========================================================================================
Average number of shares                             48.7      48.3        48.6      48.3
=========================================================================================

Consolidated Balance Sheets
(in millions)

                                                                           June 30,   December 31,
                                                                               1995           1994
--------------------------------------------------------------------------------------------------
Assets                   Current assets
                           Cash and equivalents                            $  292.2          184.4
                           Temporary investments                              103.6          208.8
                           Other current assets                               257.3          280.5
                         -------------------------------------------------------------------------
                         Total current assets                                 653.1          673.7
                         Investments                                          562.5          536.7
                         Property and equipment, net                        1,702.6        1,664.8
                         Other assets                                          48.0           50.7
                         -------------------------------------------------------------------------
                         Total assets                                      $2,966.2        2,925.9
==================================================================================================
Liabilities and          Current liabilities
stockholders' equity       Accounts payable and accrued expenses           $  256.5          284.0
                           Current maturities of long-term debt               271.4           36.7
                           Income taxes payable                                10.8            7.6
                         -------------------------------------------------------------------------
                         Total current liabilities                            538.7          328.3
                         Long-term debt                                     1,035.2        1,251.9
                         Deferred income taxes and other liabilities          199.4          217.9
                         Stockholders' equity                               1,192.9        1,127.8
                         -------------------------------------------------------------------------
                         Total liabilities and stockholders' equity        $2,966.2        2,925.9
==================================================================================================

Consolidated Statements of Cash Flows
(in millions)

                                                                              Six months ended
                                                                                  June 30,
                                                                               1995      1994
----------------------------------------------------------------------------------------------
Operating activities     Net income                                         $  84.9      56.6
                         Adjustments to reconcile net income to net
                           cash provided by operating activities:
                          Depreciation and amortization                        70.3      63.6
                         Change in working capital components:
                          Other current assets                                 21.0      (3.2)
                          Accounts payable and accrued expenses               (25.8)     18.9
                          Income taxes payable                                  3.2      10.8
                         Decrease in deferred income taxes                     (1.1)    (18.0)
                         Change in other liabilities                          (17.1)     (6.8)
                         Unconsolidated affiliates' distributions
                          in excess of (less than) earnings                    15.3      (6.3)
                         Gain from property transactions                       (1.0)        -
                         Other                                                  (.3)      (.5)
                         ---------------------------------------------------------------------
                         Net cash provided by operating activities            149.4     115.1
----------------------------------------------------------------------------------------------
Investing activities     Capital expenditures                                (106.8)   (111.5)
                         Additional investments                               (46.8)   (115.9)
                         Decrease in long-term marketable securities              -      37.5
                         Decrease in temporary investments                    109.0       6.9
                         Payments on notes and other investments                8.7      51.1
                         ---------------------------------------------------------------------
                         Net cash used in investing activities                (35.9)   (131.9)
----------------------------------------------------------------------------------------------
Financing activities     Increase in commercial paper borrowings
                           and revolving loans                                 95.9      27.6
                         Reduction of long-term debt                          (78.3)    (25.1)
                         Issuance of common stock                               5.6       4.5
                         Cash dividends                                       (28.9)    (28.8)
                         ---------------------------------------------------------------------
                         Net cash used in financing activities                 (5.7)    (21.8)
----------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents                                   107.8     (38.6)
Cash and equivalents at beginning of year                                     184.4     380.4
----------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                       $ 292.2     341.8
==============================================================================================

Summary of Operations
(in millions)

                                                 Three months ended   Six months ended
                                                      June 30,            June 30,
                                                  ---------------      --------------
                                                    1995     1994       1995     1994
-------------------------------------------------------------------------------------
Revenue         Hotels                            $181.4    160.5      339.8    287.9
                Gaming                             242.8    222.5      466.3    435.5
                ---------------------------------------------------------------------
                Total                             $424.2    383.0      806.1    723.4
=====================================================================================
Operating       Hotels                            $ 58.7     44.2       97.8     65.5
income          Gaming                              53.6     38.0       95.4     77.6
                Corporate expense                   (7.3)    (6.4)     (14.2)   (10.0)
                ---------------------------------------------------------------------
                Total                              105.0     75.8      179.0    133.1
                Net interest expense               (19.0)   (18.0)     (38.5)   (35.6)
                Property transactions                 .3        -        1.0        -
                Foreign currency gains (losses)       .4        -         .3      (.4)
                Provision for income taxes         (32.6)   (23.9)     (54.1)   (40.5)
                Minority interest, net              (1.2)       -       (2.8)       -
-------------------------------------------------------------------------------------
Net income                                        $ 52.9     33.9       84.9     56.6
=====================================================================================
Percentage of
occupancy       Hotels                                75       72         72       69
                Gaming                                88       90         86       88
=====================================================================================

NET INCOME PER SHARE

The calculations of common and equivalent shares, net income and net income per share are as follows:

                                              Three months ended                    Six months ended
                                                    June 30,                             June 30,
                                               1995             1994             1995               1994
                                               ----             ----             ----               ----
Shares outstanding
  beginning of period                    48,193,096       47,976,144           48,114,723       47,846,854
Net common shares issued/
  issuable upon exercise
  of certain stock
  options                                   479,828          340,570              466,399          453,680
                                         ----------       ----------           ----------       ----------
Common and equivalent
  shares                                 48,672,924       48,316,714           48,581,122       48,300,534
                                         ==========       ==========           ==========       ==========

Net income (in millions)                      $52.9            $33.9                $84.9            $56.6
                                              =====            =====                =====            =====

Net income per share                          $1.09             $.70                $1.75            $1.17
                                              =====             ====                =====            =====

Dividends declared per share                   $.30             $.30                 $.60             $.60
                                               ====             ====                 ====             ====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  General

The consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its 1994 Annual Report to Stockholders and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

     The statements for the three and six months ended June 30, 1995 and 1994 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results for the unaudited periods.

     The consolidated financial statements for the 1994 periods reflect certain reclassifications to conform with classifications adopted in 1995. These classifications have no effect on net income.


Note 2:  Supplemental Cash Flow Information

                                                                                      Six months ended
                                                                                           June 30,
                                                                                   1995               1994
                                                                                   ----               ----
                                                                                        (in millions)
Cash paid during the period
     for the following:

Interest, net of amounts capitalized                                              $46.5               36.1
Income taxes                                                                       51.5               43.7


Note 3:  Investments

Summarized operating results of the Company's unconsolidated affiliates are as follows:

                                                Three months ended                    Six months ended
                                                      June 30,                            June 30,
                                               1995             1994               1995               1994
                                               ----             ----               ----               ----
                                                   (in millions)                        (in millions)
Revenue                                      $324.5            306.8              621.1              590.5
Expenses                                      244.2            261.7              511.3              524.3
Net Income                                     32.0             38.2               56.5               53.2


Note 4:  Spin-Off of Gaming Operations

In June 1995 the Company's Board of Directors approved a plan to separate the Company's gaming and hotel businesses by a spin-off of the gaming operations. The transaction is expected to be tax-free, with shareholders receiving one share of stock of the new gaming company for each share of the Company's stock. The transaction is subject to a number of conditions including regulatory and other third party approvals, including certain lenders, the receipt of a favorable ruling from the IRS and other tax authorities confirming the tax-free status of the transaction, and the final approval of the Board of Directors. The Company is seeking to complete the spin-off by early 1996.

Supplemental hotels segment data for the three and six months ended June 30, 1995 and 1994 are as follows:

                                                      Three months ended                Six months ended
                                                           June 30,                          June 30,
                                                      ------------------                ------------------
                                                        1995        1994                  1995        1994
                                                      ------      ------                ------      ------
                                                        (in millions)                     (in millions)
Revenue
   Rooms                                              $ 94.4        77.5                 177.8       140.3
   Food and beverage                                    36.1        33.7                  67.7        60.0
   Management and franchise fees                        22.6        21.9                  44.4        41.6
   Other                                                13.9        11.5                  27.5        21.9
   Operating income
       from unconsolidated affiliates                   14.4        15.9                  22.4        24.1
                                                      ------      ------                ------      ------
                                                       181.4       160.5                 339.8       287.9
                                                      ------      ------                ------      ------
Expenses
   Rooms                                                27.4        23.6                  53.2        45.0
   Food and beverage                                    28.7        26.5                  55.9        49.7
   Other costs and expenses                             66.6        66.2                 132.9       127.7
                                                      ------      ------                ------      ------
                                                       122.7       116.3                 242.0       222.4
                                                      ------      ------                ------      ------
Hotels operating income                               $ 58.7        44.2                  97.8        65.5
                                                      ======      ======                ======      ======

Supplemental gaming segment data for the three and six months ended June 30, 1995 and 1994 are as follows:

                                                      Three months ended                 Six months ended
                                                          June 30,                          June 30,
                                                      ------------------                ------------------
                                                        1995        1994                  1995        1994
                                                      ------      ------                ------      ------
                                                        (in millions)                     (in millions)
Revenue
   Rooms                                              $ 56.8        49.1                 109.9        97.6
   Food and beverage                                    31.3        29.2                  61.4        58.5
   Casino                                              133.9       118.4                 252.0       233.0
   Management and franchise fees                         2.6         2.5                   4.9         4.9
   Other                                                16.4        19.9                  31.4        36.4
   Operating income
       from unconsolidated affiliates                    1.8         3.4                   6.7         5.1
                                                      ------      ------                ------      ------
                                                       242.8       222.5                 466.3       435.5
                                                      ------      ------                ------      ------
Expenses
   Rooms                                                19.8        19.6                  37.9        37.2
   Food and beverage                                    29.1        27.6                  55.8        54.4
   Casino                                               60.1        54.6                 116.1       105.2
   Other costs and expenses                             80.2        82.7                 161.1       161.1
                                                      ------      ------                ------      ------
                                                       189.2       184.5                 370.9       357.9
                                                      ------      ------                ------      ------
Gaming operating income                               $ 53.6        38.0                  95.4        77.6
                                                      ======      ======                ======      ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

COMPARISON OF FISCAL QUARTERS ENDED JUNE 30, 1995 AND 1994


OVERVIEW

Net income for the second quarter increased 56 percent to $52.9 million or $1.09 per share, compared to $33.9 million or $.70 per share in 1994. The 1995 second quarter includes a $10.6 million pre-tax adjustment to reduce self-insured workers' compensation and public liability insurance reserves based on the most recent actuarial estimates. Excluding the effect of the reserve adjustment, net income increased 37 percent over the 1994 second quarter. Total revenue in the 1995 quarter increased 11 percent to $424.2 million, while total operating income increased 39 percent to $105.0 million from $75.8 million in 1994.

HOTELS

Hotel revenue for the 1995 quarter was $181.4 million, an increase of 13 percent over last year. Adjusting for the impact of increased ownership of the New Orleans Hilton Riverside, which was consolidated as of June 1994, revenue increased two percent. Hotel operating income increased 33 percent to $58.7 million from $44.2 million in the 1994 second quarter. Excluding the Hotel segment's $3.8 million share of the insurance reserve adjustment, operating income increased 24 percent over the comparable 1994 period. The Hotel segment continues to benefit from a thriving lodging industry, driven by the strength of the U.S. economy, greater international visitation and a relatively stable supply of hotel rooms. Individual business travel and company meetings room nights are both well ahead of 1994 levels, benefitting a majority of the Company's owned and equity properties. Operating income improved at nearly all of the Company's owned and partially-owned hotels compared to the 1994 second quarter. Occupancy for hotels owned or managed was 75 percent in 1995 compared to 72 percent in 1994. Average room rates increased four percent over the prior year.

Operating income from the Palmer House Hilton increased $1.4 million over the prior year, driven by double digit increases in company meeting and individual business traveler room nights. Income at the Waldorf-Astoria increased $.8 million over 1994 on increased occupancy and average room rate. International room nights at this property were up 17 percent over the prior year. Operating income from the New Orleans Hilton Riverside increased $5.0 million compared to the 1994 second quarter. This increase includes $1.1 million attributable to improved operating performance and $3.9 million due to the impact of increased ownership of the property. Substantial increases in occupancy also benefitted the 50% owned San Francisco Hilton and Towers. Operating income at this property improved $1.3 million over the prior year.

Increased occupancy and average rate, including significant growth in individual business traveler room nights, resulted in a $.4 million improvement in operating results at the 50% owned Hilton Hawaiian Village. The strength of business travel also continued to benefit the Company's airport properties in the second quarter of 1995. Each of the Company's eight airport properties attained increases in both revenue per available room and operating income. Combined income for the Company's wholly-owned and partially-owned airport properties increased $1.9 million over the prior year.

Hotel management and franchise fees increased $.7 million in 1995 to $22.6 million. Fee revenue is based primarily on operating revenue at managed properties and room revenue at franchised hotels.


GAMING

Total gaming revenue increased nine percent in the 1995 quarter to $242.8 million from $222.5 million in 1994. Casino revenue, a component of gaming revenue, was $133.9 million in 1995 compared to $118.4 million in the prior year. Gaming operating income increased 41 percent to $53.6 million from

$38.0 million in the 1994 second quarter. Excluding the Gaming segment's $6.8 million share of the self-insurance reserve adjustment, operating income increased 23 percent.

Operating income at the Las Vegas Hilton increased $18.3 million from the prior year due primarily to increased baccarat drop coupled with a higher hold percentage. Premium play baccarat volume at this property has continued to be dramatically higher since the opening of the hotel's luxury "Sky Villa" suites. Baccarat volume was up 75 percent and the hold percentage increased 18 points compared to the 1994 second quarter. The property also benefitted from a 19 percent increase in average room rate compared to the prior year. Results at the Las Vegas Hilton are typically more volatile than the Company's other casinos since this property caters to the premium play segment of the market.

Despite disruptions related to construction activities which were completed at the end of the second quarter, the Flamingo Hilton - Las Vegas recorded a slight increase in operating income. Competition from the Las Vegas market and excess room capacity continue to affect the Flamingo Hilton - Laughlin, which posted a slight decrease in operating income. Operating income from the Flamingo Hilton - Reno increased $.9 million, primarily on higher slot income. The Reno Hilton benefitted from the renovation of casino and public space and completion of new restaurants to record a $3.1 million increase in operating income. Revenue per available room at this property increased 16 percent over the 1994 period.

Operating income from the 50% owned Flamingo Casino - New Orleans river casino decreased $2.4 million from the 1994 second quarter. Results were adversely impacted by heavy rains which flooded the downtown area and by increased competition from a newly opened land based facility. Casino drop was off 27 percent compared to the 1994 second quarter.

Internationally, equity and fee income from the 19.9% owned Hotel Conrad International and Jupiters Casino in Australia decreased $2.4 million from the prior year, primarily due to significantly lower table game hold. Results from the 19.9% owned Conrad International Treasury hotel-casino in Brisbane, Australia, which opened in April 1995, were not material. The Company's proportionate share of income from its management operations at Casino Windsor, which opened in May 1994 in Windsor, Ontario, Canada, increased $1.0 million from the prior year.

Occupancy for the Nevada hotel-casinos was 90 percent in the 1995 quarter compared to 94 percent last year. The average room rate for Nevada increased 13 percent.

FINANCING ACTIVITIES

Interest and dividend income increased $4.4 million to $9.2 million in 1995 primarily due to higher investment balances and yields. Consolidated interest expense increased $5.9 million due to higher average debt levels and higher interest rates, while interest expense from unconsolidated affiliates decreased $.5 million. Consolidated interest expense for the 1995 quarter includes $2.3 million of interest on debt at the New Orleans Hilton Riverside. The Company's proportionate share of this expense was included in net interest expense from unconsolidated affiliates through mid-June 1994.

INCOME TAXES

The effective income tax rate for the 1995 period was 37.6 percent compared to
41.3 percent in 1994. The Company's effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes. The 1995 effective income tax rate benefitted from the utilization of foreign tax credits, partially offset by increased provision for state and local taxes.

MINORITY INTEREST

The minority interest results from the consolidation of the New Orleans Hilton Riverside. The Company increased its ownership interest in the property from 46.8% to 67.4% in June 1994.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1995 AND 1994


OVERVIEW

Net income for the six month period was $84.9 million, an increase of 50 percent over last year. Excluding the effect the $10.6 million pre-tax insurance reserve adjustment, net income increased 38 percent over the 1994 period. Total revenue in the 1995 period increased 11 percent to $806.1 million, while total operating income increased 34 percent to $179.0 million from $133.1 million in 1994.

HOTELS

Hotel revenue increased 18 percent to $339.8 million for the 1995 six month period from $287.9 million in 1994. Adjusting for the impact of increased ownership of the New Orleans Hilton Riverside, revenue increased five percent. Hotel operating income increased 49 percent to $97.8 million from $65.5 million in the 1994 period. Excluding the Hotel segment's $3.8 million share of the insurance reserve adjustment, operating income increased 44 percent over the comparable 1994 period. Operating income for the six months improved at a majority of the Company's owned and partially-owned hotels compared to the 1994 period. Occupancy for hotels owned or managed was 72 percent in 1995 compared to 69 percent in the 1994 period. Average room rates increased five percent over the prior year.

Combined results from the Waldorf-Astoria and the 50% owned New York Hilton and Towers increased $1.9 million over the 1994 period on higher average room rates and increased individual business traveler stays. Increased business travel also benefitted the Palmer House Hilton and the 50% owned San Francisco Hilton and Towers, which attained operating income increases of $2.4 million and $1.4 million, respectively. Operating income from the New Orleans Hilton Riverside increased $12.6 million compared to the 1994 six month period. This increase includes $5.5 million attributable to improved operating performance and $7.1 million due to the impact of increased ownership of the property.

Increased occupancy and average rate produced double digit growth in revenue per available room at the 50% owned Hilton Hawaiian Village. Operating income for the six months increased $1.7 million over the 1994 period. Results from the San Diego Hilton Beach and Tennis Resort decreased $2.1 million from 1994, reflecting a partial closure of the property for renovation. The renovation was completed at the end of the second quarter.

All of the Company's airport locations attained increases in average room rate and operating income compared to the 1994 six month period. Combined income for the Company's wholly-owned and partially-owned airport properties increased $3.0 million over the 1994 period.

Hotel management and franchise fees for the six month period increased $2.8 million to $44.4 million.


GAMING

Total gaming revenue in the 1995 six month period increased seven percent to $466.3 million from $435.5 million in 1994. Casino revenue, a component of gaming revenue, was $252.0 million in 1995 compared to $233.0 million in the prior year. Gaming operating income increased 23 percent to $95.4 million from $77.6 million in the 1994 period. Excluding the Gaming segment's $6.8 million share of the self-insurance reserve adjustment, operating income increased 14 percent.

Operating income at the Las Vegas Hilton increased $21.5 million from the prior year due primarily to increased baccarat drop and hold percentage. Baccarat volume was up 92 percent and the hold percentage increased eight points compared to the 1994 six month period. The property also benefitted from an 11 percent increase in revenue per available room compared to the prior year. Combined results from the Flamingo Hilton - Las Vegas and the Flamingo Hilton - Reno were consistent with the 1994 period. Results at the Reno Hilton increased $3.2 million in the 1995 six month period, primarily due to improved occupancy and gaming volume in the 1995 second quarter following completion of casino and public space renovation. Operating income at the Flamingo Hilton - Laughlin decreased $1.4 million on lower occupancy and average room rate. Results from the 50% owned Flamingo Casino - New Orleans river casino were comparable with the 1994 period.

Equity and fee income from the 19.9% owned Hotel Conrad International and Jupiters Casino in Australia decreased $4.3 million from the 1994 six month period on lower table game hold. Operating income from Casino Windsor, which opened in May 1994, increased $2.1 million.

Occupancy for the Nevada hotel-casinos was 88 percent in the 1995 period versus 91 percent last year. The average room rate for Nevada increased 11 percent.

CORPORATE EXPENSE

Corporate expense was $14.2 million in the first six months of 1995 compared to $10.0 million in the 1994 period. The 1994 expense benefitted from the reimbursement of legal costs as a result of a lawsuit settlement.

FINANCING ACTIVITIES

Interest and dividend income increased $5.8 million to $15.7 million in 1995 primarily due to higher investment balances and yields. Consolidated interest expense increased $9.8 million due to higher average debt levels and higher interest rates, while interest expense from unconsolidated affiliates decreased $1.1 million. Consolidated interest expense for the 1995 six month period includes $4.6 million of interest on debt at the New Orleans Hilton Riverside, which was consolidated in June 1994.

INCOME TAXES

The effective income tax rate for the 1995 period was 38.2 percent compared to
41.7 percent in 1994. The 1995 effective income tax rate benefitted from the utilization of foreign tax credits, partially offset by increased provision for state and local taxes.

PROPERTY TRANSACTIONS

The 1995 period includes a pretax gain on the sale of land to Hilton Grand Vacations Company for its vacation ownership project at the Flamingo Hilton - Las Vegas. Gains on this transaction are being recognized on an installment basis.

MINORITY INTEREST

The minority interest results from the consolidation of the New Orleans Hilton Riverside.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL SPENDING

Net cash provided by operating activities totaled $149.4 million for the six months ended June 30, 1995 compared to $115.1 million in the same period last year, due primarily to improved operating results. Working capital decreased from $345.4 at December 31, 1994 to $114.4 million at June 30, 1995, principally due to a $234.7 million increase in current maturities of long-term debt based on the timing of debt maturities over the next year. Capital expenditures during the period totaled $106.8 million, while new investments amounted to $46.8 million.

During the six months ended June 30, 1995, renovation and construction projects continued at a number of Company properties. Improvements at the Company's gaming properties included the completion of the luxury "Sky Villa" suites at the Las Vegas Hilton and the completion of renovation and expansion projects at the Flamingo Hilton - Las Vegas and Reno Hilton. April 1995 marked the opening of the 19.9% owned Conrad International Treasury hotel-casino in Brisbane, Australia. In addition, renovations continued at the Portland Hilton and were completed at the San Diego Hilton Beach and Tennis Resort. In Orlando, development of the first phase of a 360-unit vacation ownership resort adjacent to Sea World is anticipated to be completed in the third quarter of 1995.

The Company anticipates that capital expenditures and investments will total approximately $350 million in 1995. The Company intends to fund these expenditures through internal cash flows, available debt capacity or new borrowings.

LONG-TERM DEBT

Long-term debt at June 30, 1995 totaled $1.0 billion compared to $1.3 billion at December 31, 1994. This reduction is due primarily to the aforementioned increase in the current portion of long-term debt totaling $234.7 million. During the first six months of 1995 the Company repurchased $57.7 million of its long-term public debt, including $27.9 million of its $200 million Series B Medium Term Notes. At June 30, 1995, $30.0 million in financing under this program was still available.

The Company's long-term revolving credit facilities had an aggregate commitment at June 30, 1995 of $597.5 million, of which $353.8 million supported the Company's commercial paper borrowings. Excluding the portion of the commitment which supports the issuance of commercial paper, $233.7 million of revolving bank debt financing was available to the Company at June 30, 1995.

The Company has an effective shelf registration with the Securities and Exchange Commission for up to $65 million of new debt securities. The terms and conditions of the securities will be determined by market conditions at the time of issuance.

PART II          OTHER INFORMATION


ITEM 1.          LEGAL PROCEEDINGS

                 In October 1991 a lawsuit was initiated by Hilton International Co. (HI) against the Company. In this action, HI alleged generally that the development and marketing by the Company of its hotels outside the United States under the Conrad name violate the terms of certain agreements between HI and the Company. In 1964 the Company spun off its Hilton International operations to the Company's stockholders and entered into an agreement with HI, as subsequently amended, generally granting the Company certain rights with respect to the Hilton service mark in the United States and HI certain rights to the Hilton service mark outside the United States. The complaint sought, among other things, injunctive relief against use by the Company of the Conrad name for its hotels outside the United States and damages in excess of $100 million.

                 In May 1995 the federal judge issued an opinion permitting the Company to continue to use the Conrad name for its hotels outside the United States, provided that "International" is added to the name. The Company and HI are continuing to negotiate this issue. Damages have not been awarded to either party and a final decision regarding the lawsuit is expected in late summer 1995.


ITEM 4.          RESULTS OF VOTES OF SECURITY HOLDERS

                 The annual meeting of stockholders was held on Thursday, May 11, 1995 at the Beverly Hilton in Beverly Hills, California. Approximately 90 percent of the eligible shares were voted.

                 The following were elected to Hilton's Board of Directors for a three year term expiring in 1998: Raymond C. Avansino, Jr.,
                 A. Steven Crown, Eric M. Hilton, and Donna F. Tuttle, each of whom received approximately 99 percent of the votes cast.

                 The stockholders also reapproved by a 98 percent affirmative vote the 1990 Stock Option and Stock Appreciation Rights Plan, with an amendment. Additionally, the ratification of Arthur Andersen LLP to serve as auditors for the Company for fiscal 1995 was adopted by 99 percent of the votes cast.

                 The stockholders defeated by a 76 percent vote the stockholder's proposal relating to the Company's executive severance agreements.


ITEM 5.          OTHER INFORMATION

                 In June 1995 the Company announced that its Board of Directors has approved a plan to separate the Company's casino gaming and hotel businesses by a spin-off of the Company's gaming operations. As a result of the plan, the gaming and hotel businesses will be operated as two independent publicly-held corporations, each with its own dedicated management team and Board of Directors. The transaction is expected to be tax-free, with shareholders receiving one share of the new gaming company for each of their shares of Hilton Hotels Corporation.

                 The spin-off is subject to a number of conditions, including regulatory and other third party approvals, including certain lenders, the receipt of a ruling from the IRS and other tax authorities confirming the tax-free status of the transaction, and final approval of the Board of Directors. The Company is seeking to complete the spin-off by early 1996.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K


(A)      EXHIBITS

         27.     Financial Data Schedule

(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the second quarter of fiscal 1995.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   HILTON HOTELS CORPORATION
                                                          (Registrant)





Date:  August 10, 1995                         /s/  STEVE KRITHIS
                                               -------------------------------
                                               Steve Krithis
                                               Senior Vice President - Finance





Date:  August 10, 1995                         /s/  WILLIAM C. LEBO, JR.
                                               -------------------------------
                                               William C. Lebo, Jr.
                                               Senior Vice President and
                                                 General Counsel