Form 10-Q
period 1995-09-30
HILTON HOTELS CORP
filed 1995-11-09
CIK 47580

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ........... to ..........

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

                                (310) 278-4321
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                                ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1995 --- Common Stock, $2.50 par value --- 48,324,050 shares.

PART I      FINANCIAL INFORMATION

Company or group of companies for which report is filed:

                  HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1.     FINANCIAL STATEMENTS

Consolidated Statements of Income
(in millions, except per share amounts)

                                                  Three months ended     Nine months ended
                                                     September 30,         September 30,
                                                      1995     1994         1995      1994
-------------------------------------------------------------------------------------------
Revenue         Rooms                               $145.9    134.0        433.6     371.9
                Food and beverage                     61.4     59.2        190.5     177.7
                Casino                               110.6    123.6        362.6     356.6
                Management and franchise fees         26.4     22.8         75.7      69.3
                Other                                 31.5     32.7         90.4      91.0
                Operating income
                  from unconsolidated affiliates       9.9     10.4         39.0      39.6
                --------------------------------------------------------------------------
                                                     385.7    382.7      1,191.8   1,106.1
------------------------------------------------------------------------------------------
Expenses        Rooms                                 47.0     45.2        138.1     127.4
                Food and beverage                     55.1     54.7        166.8     158.8
                Casino                                59.1     55.2        175.2     160.4
                Other costs and expenses             161.6    153.8        455.6     442.6
                Corporate expense                      6.3      9.6         20.5      19.6
                Transaction costs                      4.0      -            4.0       -
                --------------------------------------------------------------------------
                                                     333.1    318.5        960.2     908.8
------------------------------------------------------------------------------------------
Operating income                                      52.6     64.2        231.6     197.3

                Interest and dividend income           9.4      5.6         25.1      15.5
                Interest expense                     (24.2)   (20.6)       (71.3)    (57.9)
                Interest expense, net, from
                  unconsolidated affiliates           (4.7)    (1.9)       (11.8)    (10.1)
                Property transactions                   .2       .7          1.2        .7
                Foreign currency (losses) gains        (.3)      .2          -         (.2)
------------------------------------------------------------------------------------------
Income before income taxes
and minority interest                                 33.0     48.2        174.8     145.3
                Provision for income taxes             7.5     20.8         61.6      61.3
                Minority interest, net                  .7       .4          3.5        .4
------------------------------------------------------------------------------------------
Net income                                          $ 24.8     27.0        109.7      83.6
==========================================================================================


Net income per share                                $  .51      .56         2.26      1.73
==========================================================================================
Average number
of shares                                             48.6     48.4         48.6      48.3
==========================================================================================

Consolidated Balance Sheets
(in millions)

                                                                    September 30,   December 31,
                                                                            1995           1994
-----------------------------------------------------------------------------------------------
Assets                  Current assets
                         Cash and equivalents                           $  289.4          184.4
                         Temporary investments                              88.5          208.8
                         Other current assets                              256.3          280.5
                        -----------------------------------------------------------------------
                        Total current assets                               634.2          673.7
                        Investments                                        563.4          536.7
                        Property and equipment, net                      1,714.2        1,664.8
                        Other assets                                        47.3           50.7
                        -----------------------------------------------------------------------
                        Total assets                                    $2,959.1        2,925.9
===============================================================================================
Liabilities and         Current liabilities
stockholders' equity     Accounts payable and accrued expenses          $  284.1          284.0
                         Current maturities of long-term debt              171.6           36.7
                         Income taxes payable                                9.0            7.6
                        -----------------------------------------------------------------------
                        Total current liabilities                          464.7          328.3
                        Long-term debt                                   1,098.3        1,251.9
                        Deferred income taxes and other liabilities        191.3          217.9
                        Stockholders' equity                             1,204.8        1,127.8
                        -----------------------------------------------------------------------
                        Total liabilities and stockholders' equity      $2,959.1        2,925.9
===============================================================================================

Consolidated Statements of Cash Flows
(in millions)

                                                                                   Nine months ended
                                                                                     September 30,
                                                                                   1995         1994
-----------------------------------------------------------------------------------------------------
  Operating activities      Net income                                          $ 109.7         83.6
                            Adjustments to reconcile net income to net
                              cash provided by operating activities:
                              Depreciation and amortization                       104.5         97.3
                              Change in working capital components:
                                Other current assets                               26.9        (19.7)
                                Accounts payable and accrued expenses               2.1          8.0
                                Income taxes payable                                1.4          5.3
                              Decrease in deferred income taxes                    (7.1)       (13.3)
                              Decrease in other liabilities                       (19.0)       (14.7)
                              Unconsolidated affiliates' distributions
                                in excess of earnings                              26.4           .1
                              Gain from property transactions                      (1.2)         (.7)
                              Other                                                 (.7)        10.7
                            -------------------------------------------------------------------------
                            Net cash provided by operating activities             243.0        156.6
-----------------------------------------------------------------------------------------------------
  Investing activities      Capital expenditures                                 (151.8)      (188.2)
                            Additional investments                                (73.7)      (108.3)
                            Decrease in long-term marketable securities             -           42.6
                            Change in temporary investments                       124.1        (98.8)
                            Payments on notes and other investments                17.5         56.9
                            -------------------------------------------------------------------------
                            Net cash used in investing activities                 (83.9)      (295.8)
-----------------------------------------------------------------------------------------------------
  Financing activities      Change in commercial paper
                              borrowings and revolving loans                      172.9        (90.4)
                            Long-term borrowings                                    -           90.0
                            Reduction of long-term debt                          (191.6)       (25.7)
                            Issuance of common stock                                8.0          7.5
                            Cash dividends                                        (43.4)       (43.2)
                            -------------------------------------------------------------------------
                            Net cash used in financing activities                 (54.1)       (61.8)
-----------------------------------------------------------------------------------------------------
  Increase (decrease) in cash and equivalents                                     105.0       (201.0)
  Cash and equivalents at beginning of year                                       184.4        380.4
-----------------------------------------------------------------------------------------------------
  Cash and equivalents at end of period                                         $ 289.4        179.4
=====================================================================================================

Summary of Operations
(in millions)

                                                 Three months ended      Nine months ended
                                                    September 30,          September 30,
                                                    1995      1994          1995       1994
--------------------------------------------------------------------------------------------
Revenue          Hotels                           $168.7     152.2         508.5      440.1
                 Gaming                            217.0     230.5         683.3      666.0
                 ---------------------------------------------------------------------------
                 Total                            $385.7     382.7       1,191.8    1,106.1
============================================================================================
Operating        Hotels                           $ 43.0      30.0         140.8       95.5
income           Gaming                             19.9      43.8         115.3      121.4
                 Corporate expense                  (6.3)     (9.6)        (20.5)     (19.6)
                 Transaction costs                  (4.0)      -            (4.0)       -
                 ---------------------------------------------------------------------------
                 Total                              52.6      64.2         231.6      197.3
                 Net interest expense              (19.5)    (16.9)        (58.0)     (52.5)
                 Property transactions                .2        .7           1.2         .7
                 Foreign currency (losses) gains     (.3)       .2           -          (.2)
                 Provision for income taxes         (7.5)    (20.8)        (61.6)     (61.3)
                 Minority interest, net              (.7)      (.4)         (3.5)       (.4)
--------------------------------------------------------------------------------------------
Net income                                        $ 24.8      27.0         109.7       83.6
============================================================================================
Percentage of
occupancy        Hotels                               76        72            74         70
                 Gaming                               87        90            86         88
============================================================================================

NET INCOME PER SHARE

The calculations of common and equivalent shares, net income and net income per share are as follows:

                                                Three months ended                     Nine months ended
                                                   September 30,                         September 30,
                                               1995             1994                 1995             1994
                                               ----             ----                 ----             ----
Shares outstanding
  beginning of period                    48,274,133       47,982,696           48,114,723       47,846,854
Net common shares issued/
  issuable upon exercise
  of certain stock
  options                                   375,499          430,486              436,099          445,949
                                         ----------       ----------           ----------       ----------
Common and equivalent shares             48,649,632       48,413,182           48,550,822       48,292,803
                                         ==========       ==========           ==========       ==========

Net income (in millions)                      $24.8            $27.0               $109.7            $83.6
                                              =====            =====               ======            =====

Net income per share                           $.51             $.56                $2.26            $1.73
                                               ====             ====                =====            =====

Dividends declared per share                   $.30             $.30                 $.90             $.90
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

     The statements for the three and nine months ended September 30, 1995 and 1994 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results for the unaudited periods.

     The consolidated financial statements for the 1994 periods reflect certain reclassifications to conform with classifications adopted in 1995. These classifications have no effect on net income.


Note 2:  Supplemental Cash Flow Information

                                                              Nine months ended
                                                                September 30,
                                                               1995        1994
                                                               ----        ----
                                                                (in millions)
Cash paid during the period
     for the following:

Interest, net of amounts capitalized                          $74.3        58.3
Income taxes                                                   64.8        63.8


Note 3:  Investments

Summarized operating results of the Company's unconsolidated affiliates are as follows:

                             Three months ended                Nine months ended
                               September 30,                    September 30,
                              1995        1994                 1995        1994
                              ----        ----                 ----        ----
                               (in millions)                    (in millions)
Revenue                     $373.1       323.5                994.2       939.8
Expenses                     342.3       294.9                901.2       845.5
Net Income                    26.9        20.7                 83.4        73.4


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

Supplemental hotels segment data for the three and nine months ended September 30, 1995 and 1994 are as follows:

                                                       Three months ended                  Nine months ended
                                                          September 30,                      September 30,
                                                        1995         1994                  1995         1994
                                                        ----         ----                  ----         ----
                                                          (in millions)                     (in millions)
Revenue
   Rooms                                              $ 94.0         85.0                 271.8        225.3
   Food and beverage                                    30.8         27.5                  98.5         87.5
   Management and franchise fees                        23.3         19.9                  67.7         61.5
   Other                                                14.3         12.8                  41.8         34.7
   Operating income
       from unconsolidated affiliates                    6.3          7.0                  28.7         31.1
                                                      ------       ------                ------       ------
                                                       168.7        152.2                 508.5        440.1
                                                      ------       ------                ------       ------
Expenses
   Rooms                                                27.5         26.3                  80.7         71.3
   Food and beverage                                    26.6         26.1                  82.5         75.8
   Other costs and expenses                             71.6         69.8                 204.5        197.5
                                                      ------       ------                ------       ------
                                                       125.7        122.2                 367.7        344.6
                                                      ------       ------                ------       ------
Hotels operating income                               $ 43.0         30.0                 140.8         95.5
                                                      ======       ======                ======       ======

Supplemental gaming segment data for the three and nine months ended September 30, 1995 and 1994 are as follows:

                                                       Three months ended                  Nine months ended
                                                          September 30,                      September 30,
                                                        1995         1994                  1995         1994
                                                        ----         ----                  ----         ----
                                                          (in millions)                     (in millions)
Revenue
   Rooms                                              $ 51.9         49.0                 161.8        146.6
   Food and beverage                                    30.6         31.7                  92.0         90.2
   Casino                                              110.6        123.6                 362.6        356.6
   Management and franchise fees                         3.1          2.9                   8.0          7.8
   Other                                                17.2         19.9                  48.6         56.3
   Operating income
       from unconsolidated affiliates                    3.6          3.4                  10.3          8.5
                                                      ------       ------                ------       ------
                                                       217.0        230.5                 683.3        666.0
                                                      ------       ------                ------       ------
Expenses
   Rooms                                                19.5         18.9                  57.4         56.1
   Food and beverage                                    28.5         28.6                  84.3         83.0
   Casino                                               59.1         55.2                 175.2        160.4
   Other costs and expenses                             90.0         84.0                 251.1        245.1
                                                      ------       ------                ------       ------
                                                       197.1        186.7                 568.0        544.6
                                                      ------       ------                ------       ------
Gaming operating income                               $ 19.9         43.8                 115.3        121.4
                                                      ======       ======                ======       ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

COMPARISON OF FISCAL QUARTERS ENDED SEPTEMBER 30, 1995 AND 1994


OVERVIEW

Net income for the third quarter decreased eight percent to $24.8 million or $.51 per share, compared to $27.0 million or $.56 per share in 1994. The 1995 third quarter results include a $4.0 million pre-tax charge for transaction costs incurred in evaluating strategic alternatives to enhance shareholder value, including the previously announced plan of spin-off of the Company's gaming operations. Excluding the effect of the transaction costs, net income increased four percent over the 1994 third quarter. Total revenue in the 1995 quarter increased one percent to $385.7 million, while operating income before transaction costs decreased 12 percent to $56.6 million from $64.2 million in 1994.

HOTELS

Hotel revenue for the 1995 third quarter was $168.7 million, an increase of 11 percent over 1994, while hotel operating income increased 43 percent to $43.0 million from $30.0 million last year. The hotel segment continues to benefit from the sustained growth of a flourishing lodging industry. The strength of the U.S. economy has been a catalyst for increased business travel, which has benefitted a majority of the Company's owned and equity properties. Individual business travel and company meeting room nights are both well ahead of prior year levels. In addition, increased international visitation continues to benefit a number of the Company's major market and resort properties. Nearly all of the Company's owned and partially-owned hotels posted increases in operating income compared to the 1994 quarter. Occupancy for hotels owned or managed was 76 percent in 1995 compared to 72 percent in 1994, while average room rates increased five percent over the prior year.

Results at the 50% owned New York Hilton and Towers increased $2.6 million over the prior year quarter on double digit increases in occupancy and average rate. Income at the Waldorf=Astoria increased $2.3 million over 1994, driven by increased revenue per available room. International room nights at these two properties were up a combined 42 percent over the prior year. Operating income from the Palmer House Hilton increased $2.1 million over the prior year on double digit increases in individual business traveler room nights and average rate. Operating income from the New Orleans Hilton Riverside increased $1.5 million compared to the 1994 third quarter, primarily due to increased occupancy. Strong company meeting volume supported occupancy gains at the 50% owned San Francisco Hilton and Towers. Operating income at this property improved $1.1 million over the prior year. Sustained high occupancy levels and increased room rates on its core leisure travel segment led to improved operating results at the 50% owned Hilton Hawaiian Village; operating income increased $.9 million over the 1994 period.

The strength of business travel continued to benefit the Company's airport properties. Combined operating income from the Company's eight owned and equity airport properties increased $1.9 million over the prior year.

Results at the Company's new vacation ownership facility in Orlando, Florida were adversely impacted by slower than expected sales. Third quarter results also reflect the required recognition of previously deferred operating losses of the Orlando project, prompted by the completion of the first phase of construction in August. Combined results from the Company's Orlando and Las Vegas vacation ownership projects decreased $7.4 million compared to the 1994 period.

Hotel management and franchise fees increased $3.4 million in 1995 to $23.3 million. Fee revenue is based primarily on operating revenue at managed properties and room revenue at franchised hotels.

GAMING

Total gaming revenue decreased six percent in the 1995 quarter to $217.0 million from $230.5 million in 1994. Casino revenue, a component of gaming revenue, was $110.6 million in 1995 compared to $123.6 million in the prior year. Gaming operating income decreased 55 percent to $19.9 million from $43.8 million in the 1994 third quarter.

Operating income at the Las Vegas Hilton decreased $16.8 million from the prior year due primarily to significantly lower table game win. The hotel-casino's luxury "Sky Villa" suites continue to generate increased premium play volume with baccarat drop up 33 percent compared to the 1994 third quarter. However, the baccarat win percentage decreased 29 points from a higher than normal win percentage in the 1994 quarter. The generally sluggish summer in the Las Vegas market resulted in a nine percent decline in occupancy compared to the prior
year.   The occupancy decline at this property was partially offset by a seven percent increase in average room rate. Results at the Las Vegas Hilton are typically more volatile than the Company's other casinos since this property caters to the premium play segment of the market.

Operating income from the Flamingo Hilton - Las Vegas increased $1.9 million over the 1994 quarter, reflecting the completion of major construction and renovation projects at the property. A 10 percent decline in occupancy was offset by a 15 percent increase in average room rate compared to the prior
year.   A generally soft market continues to affect the Flamingo Hilton -
Laughlin, which posted a $1.4 million decrease in operating income. Both the Flamingo Hilton - Reno and the Reno Hilton were adversely affected by new competition in the Reno market, as well as lower table game win compared to the 1994 third quarter. Combined results from these two properties decreased $2.0 million from the prior year period.

Results from the Company's New Orleans riverboat operations, including equity
and fee income, decreased $1.5 million from the 1994 third quarter.   The 1994
period includes fee income from a wholly-owned riverboat which was leased to the 50% owned joint venture. This temporary boat was replaced by a riverboat owned by the joint venture in November 1994.

Internationally, equity income from the 19.9% owned Hotel Conrad and Jupiters Casino was below the 1994 quarter due to significantly lower table game win. Operating income from the 19.9% owned Conrad International Treasury hotel-casino, which opened in April 1995, was not significant to the third quarter results. Combined equity and fee income from the two Australia properties decreased $1.2 million from the 1994 quarter. The Company's proportionate share of income from its management operations at Casino Windsor, located in Windsor, Ontario, Canada, increased $1.2 million from the prior year.

Occupancy for the Nevada hotel-casinos was 88 percent in the 1995 quarter compared to 94 percent last year. The average room rate for Nevada increased eight percent.

FINANCING ACTIVITIES

Interest and dividend income increased $3.8 million to $9.4 million in 1995 primarily due to higher investment balances and yields. Consolidated interest expense increased $3.6 million due to higher average debt levels and higher interest rates, while interest expense from unconsolidated affiliates increased $2.8 million.

INCOME TAXES

The effective income tax rate for the 1995 period was 22.7 percent compared to
43.2 percent in 1994. The Company's effective income tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes. The 1995 effective income tax rate benefitted from the favorable resolution of Federal tax issues for prior years and the utilization of foreign tax credits.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


OVERVIEW

Net income for the nine month period was $109.7 million, an increase of 31 percent over last year. Total revenue in the 1995 period increased eight percent to $1.2 billion, while total operating income before transaction costs increased 19 percent to $235.6 million from $197.3 million in 1994.

HOTELS

Hotel revenue increased 16 percent to $508.5 million for the 1995 nine month period from $440.1 million in 1994. Adjusting for the impact of increased ownership of the New Orleans Hilton Riverside, which was consolidated as of June 1994, revenue increased eight percent. Hotel operating income increased 47 percent to $140.8 million from $95.5 million in the 1994 period. Operating income for the nine months improved at most of the Company's owned and partially-owned hotels. Occupancy for hotels owned or managed was 74 percent in 1995 compared to 70 percent in 1994. Average room rates increased five percent over the prior year.

Results from the Waldorf=Astoria increased $3.7 million and results from the 50% owned New York Hilton and Towers increased $3.0 million on higher occupancy and average room rates. International room nights and business travel volume were both well ahead of 1994 levels at these two properties. Increased business travel also benefitted the Palmer House Hilton and the 50% owned San Francisco Hilton and Towers, which attained operating income increases of $4.5 million and $2.4 million, respectively. Operating income from the New Orleans Hilton Riverside increased $14.2 million compared to the 1994 nine month period. This increase includes $7.3 million attributable to improved operating performance and $6.9 million due to the impact of increased ownership of the property.

Average room rate growth in the leisure travel segment combined with improved occupancy produced a double digit increase in revenue per available room at the 50% owned Hilton Hawaiian Village. Operating income for the nine months increased $2.6 million over the 1994 period. Results from the San Diego

Hilton Beach & Tennis Resort decreased $1.6 million from 1994, reflecting a partial closure of the property for renovation. The renovation was completed at the end of the second quarter.

All of the Company's airport locations attained increases in average room rate and operating income compared to the 1994 nine month period. Combined income for the Company's wholly-owned and partially-owned airport properties increased $4.8 million over the 1994 period.

Results at the Company's new vacation ownership facility in Orlando, Florida were adversely impacted by slower than expected sales. Combined results from the Company's Orlando and Las Vegas vacation ownership projects decreased $8.3 million compared to the 1994 period.

Hotel management and franchise fees for the nine month period increased $6.2 million to $67.7 million.

GAMING

Total gaming revenue for the nine month period increased three percent to $683.3 million from $666.0 million in 1994. Casino revenue, a component of gaming revenue, was $362.6 million in 1995 compared to $356.6 million in the prior year. Gaming operating income decreased five percent to $115.3 million from $121.4 million in the 1994 period.

Operating income at the Las Vegas Hilton increased $4.8 million primarily on the strength of increased revenue per available room, which increased seven percent compared to the 1994 nine month period. Results from the Flamingo Hilton - Las Vegas increased $1.6 million over the prior year. Average room rate at this property increased 14 percent over 1994 levels. Results at the Reno Hilton increased $2.0 million in the 1995 nine month period, primarily due to improved revenue per available room. Operating income at the Flamingo Hilton - Laughlin decreased $2.8 million on lower occupancy, average room rate and gaming volume. Operating income from the Flamingo Hilton - Reno was comparable with the 1994 period.

Results from the Company's New Orleans riverboat operations, including equity and fee income, decreased $1.7 million from the 1994 period. The 1994 period includes fee income from a wholly-owned riverboat which was leased to the 50% owned joint venture.

Combined equity and fee income from the 19.9% owned Hotel Conrad and Jupiters Casino and the Conrad International Treasury decreased $5.6 million from the 1994 nine month period. Lower table game win at the Hotel Conrad and Jupiters Casino accounted for most of the decline. Operating income from Casino Windsor, which opened in May 1994, increased $3.3 million.

Occupancy for the Nevada hotel-casinos was 88 percent in the 1995 period versus 92 percent last year. The average room rate for Nevada increased 10 percent.

FINANCING ACTIVITIES

Interest and dividend income increased $9.6 million to $25.1 million in 1995 primarily due to higher investment balances and yields. Consolidated interest expense increased $13.4 million primarily due to higher average debt levels and higher interest rates, while interest expense from unconsolidated affiliates increased $1.7 million. The increase in consolidated interest expense includes $4.5 million attributable to the consolidation of the New Orleans Hilton Riverside in June 1994.

INCOME TAXES

The effective income tax rate for the 1995 period was 35.2 percent compared to
42.2 percent in 1994. The 1995 effective income tax rate benefitted from the favorable resolution of Federal tax issues for prior years and the utilization of foreign tax credits.

PROPERTY TRANSACTIONS

The 1995 period includes a pretax gain on the sale of land to Hilton Grand Vacations Company for its vacation ownership project at the Flamingo Hilton - Las Vegas. The gain on this transaction is being recognized on an installment basis.

MINORITY INTEREST

The minority interest results from the consolidation of the New Orleans Hilton Riverside. The Company increased its ownership in the property from 46.8% to 67.4% in June 1994.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL SPENDING

Net cash provided by operating activities totaled $243.0 million for the nine months ended September 30, 1995 compared to $156.6 million in the same period last year, due primarily to improved operating results. Working capital decreased from $345.4 million at December 31, 1994 to $169.5 million at September 30, 1995, principally due to a $134.9 million increase in current maturities of long-term debt based on the timing of debt maturities over the next year. Capital expenditures during the period totaled $151.8 million, while new investments amounted to $73.7 million.

A number of renovation and construction projects were completed or in progress in 1995. Improvements at the Company's gaming properties included the completion of the luxury "Sky Villa" suites at the Las Vegas Hilton and the completion of renovation and expansion projects at the Flamingo Hilton - Las Vegas and Reno Hilton. April 1995 marked the opening of the 19.9% owned Conrad International Treasury hotel-casino in Brisbane, Australia. In the third quarter, the Company broke ground on its $86 million river casino project in Kansas City, Missouri. In addition, it entered into agreements for the charter of a riverboat casino to the Ontario Casino Corporation. The vessel will serve as a complementary facility for Casino Windsor. Major renovation projects were completed at the San Diego Hilton Beach & Tennis Resort in the second quarter and at the Portland Hilton in September 1995. In Orlando, development of the first phase of a 360-unit vacation ownership resort adjacent to Sea World was completed in August 1995.

The 50% owned joint venture which owns and operates the Flamingo Casino - New Orleans has engaged in discussions regarding the possible sale of that facility. This river casino currently operates adjacent to the New Orleans Hilton Riverside.

The Company anticipates that capital expenditures and investments will total approximately $300 million in 1995. The Company intends to fund these expenditures through internal cash flows, available debt capacity or new borrowings.

LONG-TERM DEBT

Long-term debt at September 30, 1995 totaled $1.1 billion compared to $1.3 billion at December 31, 1994. This reduction is due primarily to the aforementioned increase in the current portion of long-term debt totaling $134.9 million. During the first nine months of 1995 the Company repurchased $61.2 million of its long-term public debt, including $28.9 million of its $200 million Series B Medium Term Notes. At September 30, 1995, $30 million in financing under this program was still available.

The Company's long-term revolving credit facilities had an aggregate commitment at September 30, 1995 of $597.5 million, of which $417.8 million supported the issuance of commercial paper outstanding. Excluding the portion of the commitment which supports the issuance of commercial paper, $156.6 million of revolving bank debt financing was available to the Company at September 30, 1995.

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

          In November 1995 the court entered its final judgment, pemitting the Company's hotels abroad to be referred to as "Conrad International" hotels. The court denied HI's claim for damages.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)       EXHIBITS

          27.   Financial Data Schedule

(b)       REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the third quarter of fiscal 1995.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HILTON HOTELS CORPORATION
                                              (Registrant)





Date:  November 9, 1995                /s/ STEVE KRITHIS
                                       -------------------------------
                                       Steve Krithis
                                       Senior Vice President - Finance





Date:  November 9, 1995                /s/ WILLIAM C. LEBO, JR.
                                       -------------------------------
                                       William C. Lebo, Jr.
                                       Senior Vice President and
                                         General Counsel