Form 10-K
period 1995-12-31
HILTON HOTELS CORP
filed 1996-03-22
CIK 47580

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from . . . . . . . . . . . . . . . to . . . . . . . .
 . . . . . . .

Commission File Number 1-3427

                           HILTON HOTELS CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                         36-2058176
  (STATE OR OTHER JURISDICTION            (I.R.S. EMPLOYER
      OF INCORPORATION OR              IDENTIFICATION NUMBER)
         ORGANIZATION)

    9336 CIVIC CENTER DRIVE                    90210
   BEVERLY HILLS, CALIFORNIA                 (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE
            OFFICES)

      Registrant's telephone number, including area code:  (310) 278-4321

          Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
          Title of each class                      on which registered
----------------------------------------  --------------------------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Based upon the February 29, 1996 New York Stock Exchange closing price of $93.75 per share, the aggregate market value of Registrant's outstanding Common Stock held by non-affiliates of the Registrant was approximately $3.1 billion. On that date, there were 48,720,634 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of Registrant's annual report to stockholders for the fiscal year ended December 31, 1995 are incorporated by reference under Parts I and II. Certain portions of Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

                              GENERAL INFORMATION

CURRENT OPERATIONS

    Hilton Hotels Corporation and its majority and wholly-owned subsidiaries are collectively referred to as "Hilton" or the "Company," unless the context indicates otherwise. The Company is primarily engaged in the ownership and management of hotels and hotel-casinos. All of these properties are located in the United States, with the exception of six hotels and three hotel-casinos operated by the Company's wholly-owned subsidiary, Conrad International Hotels Corporation and its subsidiaries ("Conrad International").

    On February 1, 1996, Hilton owned or leased and operated 23 hotels and managed 44 hotels partially or wholly-owned by others. In addition, 164 hotels were operated under the "Hilton," "Hilton Garden Inn" and "Hilton Suites" names by others pursuant to franchises granted by a subsidiary of Hilton.

    Eight of the hotels have substantial gaming operations, five of which are wholly-owned by the Company and are located in Nevada and the other three hotels are partially owned by the Company and are located in Australia and Turkey. The Company also partially owns and manages one river casino in the United States and owns a minority interest in a company which operates one casino in Canada. The Company's gaming operations accounted for approximately 71%, 58% and 50% of its total operating income in 1993, 1994 and 1995, respectively. For additional information, see the Ten Year Summary on pages 58 and 59 in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1995 (the "Stockholders Report"), which report is included as Exhibit 13 hereto and, to the extent specific references are made thereto, incorporated herein by such references.

    The Company, along with other entities in which the Company has an investment, is also engaged in various other activities incidental or related to the operation of hotels and hotel-casinos. See "Additional Information."

    Hilton was organized in the State of Delaware on May 29, 1946. Its principal executive offices are located at 9336 Civic Center Drive, Beverly Hills, California 90210, and its telephone number is (310) 278-4321.

RECENT DEVELOPMENTS

    Since January 1, 1995, the Company took advantage of various opportunities to expand its business, the most significant of which included the opening of new vacation ownership resorts in Las Vegas, Nevada and Orlando, Florida; the completion of the third of three new 12,600 to 15,400 square foot "Sky Villa" luxury suites at the Las Vegas Hilton; the opening of the 136-room Conrad International Treasury hotel-casino in Brisbane, Australia; chartering a river casino to serve as a complementary facility for Casino Windsor in Windsor, Ontario, Canada; the management of a 294-room hotel in Durango, Colorado, a 260-room hotel in Hurghada, Egypt and a 412-room hotel in Barcelona, Spain; and the announcement of a major expansion of Hilton Garden Inn properties. The Company also announced in January 1996 that it would not proceed with the proposed spin-off of its gaming operations.

    For a more detailed description of the Company's recent developments, see "Hotel Operations," "Gaming Operations" and "Additional Information -- Vacation Ownership" below. For a description of the Company's planned expansion activities, see "Hotel Operations -- Expansion Program" and "Gaming Operations -- Expansion Program" below.

INDUSTRY SEGMENTS

    Hilton's revenues and income are derived primarily from two sources: (i) hotel operations, which include the operation of Hilton's owned or leased hotels, management and franchise fees and operating income from unconsolidated affiliates and (ii) gaming operations, which include the operation of Hilton's owned hotel-casinos and management fees and operating income from partially owned hotel-casinos and river casinos. For financial data relating to the Company's hotel and gaming operations for the three years ended December 31, 1995, see "Segments of Business" in the Notes to the Company's Consolidated Financial Statements on pages 55 and 56 in the Stockholders Report.

    The Company re-entered the international arena in November 1985, with the opening of a hotel-casino in Queensland, Australia and, thereafter, the opening of additional managed (and in some cases, partially owned) hotel properties in Ireland, England, Hong Kong, Turkey, Belgium, Australia, Spain and Egypt. To date, the amounts of revenues, operating profits and identifiable assets attributable to geographic areas, other than the United States, have not been material.

                                HOTEL OPERATIONS

OWNED HOTELS

    On  February 1, 1996, the following hotels were owned in fee and operated by
Hilton:

                                                      NUMBER OF                    MORTGAGE
                                                    ROOMS/SUITES     YEAR        INDEBTEDNESS
                                                      (YEAR OF     ACQUIRED    AS OF FEBRUARY 1,
NAME AND LOCATION                                    COMPLETION)   BY HILTON         1996
--------------------------------------------------  -------------  ---------   -----------------
Atlanta Airport Hilton & Towers                          503         1960         $50,000,000
  Atlanta, Georgia(1)                                  (1989)
Palmer House Hilton                                     1,639        1988            --
  Chicago, Illinois(2)                              (1925; 1945)
Flamingo Hilton-Las Vegas                               3,642
  Las Vegas, Nevada                                   (various       1971            --
                                                        dates
                                                    through 1995)
Las Vegas Hilton                                        3,174
  Las Vegas, Nevada                                   (various       1971            --
                                                        dates
                                                    through 1995)
Flamingo Hilton-Laughlin                                2,000        1990            --
  Laughlin, Nevada                                     (1990)
New Orleans Airport Hilton                               317         1959         $32,000,000
  New Orleans, Louisiana(1)                            (1989)
Waldorf=Astoria                                         1,380        1977            --
  New York, New York(3)                                (1931)
Portland Hilton                                          455         1963            --
  Portland, Oregon                                     (1963)
Flamingo Hilton-Reno                                     604         1981            --
  Reno, Nevada(4)                                      (1978)
Reno Hilton                                             2,001        1992            --
  Reno, Nevada                                         (1978)
Hilton Garden Inn                                        195         1993            --
  Southfield, Michigan(5)                              (1988)
Hilton Suites                                            224         1991            --
  Auburn Hills, Michigan                               (1991)
Hilton Suites                                            203         1989            --
  Brentwood, Tennessee                                 (1989)
Hilton Suites                                            230         1989            --
  Orange, California                                   (1989)
Hilton Suites                                            226         1990            --
  Phoenix, Arizona                                     (1990)

---------

(1) The Atlanta Airport Hilton & Towers and the New Orleans Airport Hilton were closed and demolished in 1986 and, thereafter, rebuilt and reopened in 1989.

(2) The Company owned the Palmer House Hilton from May 1946 to December 1962 and, thereafter, operated the Palmer House Hilton under a lease until acquiring the property in February 1988.

(3) The Company operated the Waldorf=Astoria under a lease from February 1950 until acquiring the property in April 1977.

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

(5) The Company managed the Hilton Garden Inn from July 1991 until acquiring the property in July 1993.

LEASED HOTELS

    Hilton leases the land upon which eight hotels have been built. Upon the expiration of such leases, the buildings and other leasehold improvements presently owned by Hilton revert to the landlords. See "Leases" in the Notes to the Company's Consolidated Financial Statements on page 56 in the Stockholders Report. Hilton, in all cases, owns all furniture and equipment, is responsible for repairs, maintenance, operating expenses and lease rentals, and retains complete managerial discretion over operations. Generally, Hilton pays a percentage rental based on the gross revenues of the facility, but in some instances the rental is a fixed amount.

    On February  1, 1996,  the  following hotels  were  leased and  operated  by
Hilton:

                                             NUMBER OF
                                           ROOMS (YEAR OF
                                        INITIAL COMPLETION;
                                           YEAR ACQUIRED
          NAME AND LOCATION                  BY HILTON)                       EXPIRATION DATE
-------------------------------------  ------------------------------------------------------------------------
Logan Airport Hilton                            516          2014, with renewal options aggregating 25 years
  Boston, Massachusetts(1)                  (1959; 1988)      under specified circumstances
O'Hare Hilton                                   858          2018
  Chicago, Illinois(2)                      (1973; 1991)
Oakland Airport Hilton                          363          2033
  Oakland, California                       (1970; 1970)
Pittsburgh Hilton & Towers                      712          2004, with renewal options aggregating 30 years
  Pittsburgh, Pennsylvania                  (1959; 1959)
San Diego Hilton Beach & Tennis                 357          2019
  Resort                                    (1962; 1965)
  San Diego, California
San Francisco Airport Hilton                    527          1998
  San Francisco, California                 (1959; 1959)
Seattle Airport Hilton                          173          2004, with renewal options aggregating 30 years
  Seattle, Washington                       (1961; 1961)
Tarrytown Hilton                                236          2003, with renewal options aggregating 40 years
  Tarrytown, New York(3)                    (1961; 1993)

---------

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

    During the three years ended December 31, 1995, Hilton paid aggregate rentals, including rentals attributable to the properties listed in the above table, of $11,300,000, $13,300,000 and $15,300,000, respectively. For information relating to minimum rental commitments in the future, see "Leases" in the Notes to the Company's Consolidated Financial Statements on page 56 in the Stockholders Report.

MANAGED HOTELS

    On February 1, 1996, Hilton operated 35 domestic hotels and nine international hotels under management agreements. Under its standard management arrangement, Hilton operates a hotel for the benefit of its owner, which either owns or leases the hotel and the associated personal property. Hilton's management fee is generally based on a percentage of each hotel's gross revenues plus, in the majority of properties, an incentive fee based on operating performance.

    Under the management agreements, all operating and other expenses are paid by the owner, and Hilton is generally reimbursed for its out-of-pocket expenses. In turn, Hilton's managerial discretion is subject to approval by the owner in certain major areas, including adoption of capital budgets. In some cases, the owner of a managed hotel is a joint venture in which Hilton has an equity interest. In addition, the Company has a right of first refusal to purchase an interest in certain managed hotels. For information relating to Hilton's investment in entities that own managed properties, see "Investments" in the Notes to the Company's Consolidated Financial Statements on pages 48 and 49 in the Stockholders Report.

    The Company has also agreed to provide loans or additional investments to the owners of certain managed hotels under specified circumstances. See "Commitments and Contingent Liabilities" in the Notes to the Company's Consolidated Financial Statements on page 57 in the Stockholders Report.

    On February 1, 1996, the following hotels were operated by Hilton under management agreements:

                                       NUMBER OF ROOMS/SUITES
          NAME AND LOCATION             (YEAR OF COMPLETION)                  EXPIRATION DATE
-------------------------------------  ------------------------------------------------------------------------
DOMESTIC
Anaheim Hilton & Towers                        1,576         2014, with renewal options aggregating 30 years,
  Anaheim, California(1)                       (1984)         subject to certain termination rights
Anchorage Hilton                                591          2006, with renewal options aggregating 20 years
  Anchorage, Alaska                        (various dates
                                           through 1986)
Atlanta Hilton & Towers                        1,224         2006, with a renewal option for 10 years
  Atlanta, Georgia                             (1976)
Beverly Hilton                                  581          2007, with renewal options aggregating 20 years,
  Beverly Hills, California                 (1955; 1967)      subject to certain termination rights
Chicago Hilton & Towers                        1,543         2005, with renewal options aggregating 20 years
  Chicago, Illinois(2)                     (various dates
                                           through 1986)
Tamarron Hilton Resort                          294          2015, subject to certain termination rights
  Durango, Colorado                            (1975)
Brunswick Hilton & Towers                       405          2013, subject to certain termination rights
  East Brunswick, New Jersey(1)                (1989)
Hilton Hawaiian Village                        2,542         1997, with renewal options aggregating 20 years
  Honolulu, Hawaii(3)                      (various dates
                                           through 1988)

                                       NUMBER OF ROOMS/SUITES
          NAME AND LOCATION             (YEAR OF COMPLETION)                  EXPIRATION DATE
-------------------------------------  ------------------------------------------------------------------------
Long Beach Hilton                               393          2012, with renewal options aggregating 20 years,
  Long Beach, California                       (1992)         subject to certain termination rights
Los Angeles Airport Hilton & Towers            1,234         1999, with renewal options aggregating 10 years,
  Los Angeles, California                      (1983)         subject to certain termination rights
McLean Hilton                                   458          2007, with renewal options aggregating 20 years
  McLean, Virginia(2)                          (1987)
Fontainebleau Hilton Resort & Towers           1,206         1998, with a renewal option for 10 years, subject
  Miami, Florida                               (1954)         to certain termination rights
Miami Airport Hilton & Towers                   500          2004, with renewal options aggregating 20 years
  Miami, Florida(2)                            (1983)
Minneapolis Hilton & Towers                     814          2012, with renewal options aggregating 20 years,
  Minneapolis, Minnesota                       (1992)         subject to certain termination rights
Newark Airport Hilton                           374          2003
  Newark, New Jersey                           (1988)
New Orleans Hilton Riverside & Towers          1,600         2007, with a renewal option for 10 years
  New Orleans, Louisiana(4)                 (1977; 1983)
Millenium Hilton                                561          2004, with a renewal option for 10 years, subject
  New York, New York                           (1992)         to certain termination rights
New York Hilton & Towers                       2,041         (5)
  New York, New York(3)                        (1963)
Turtle Bay Hilton Golf & Tennis                 485          2004, with a renewal option for 10 years
  Resort                                       (1972)
  Oahu, Hawaii
Hilton at Walt Disney World                     814          2003, with renewal options aggregating 20 years,
  Orlando, Florida(1)                          (1983)         subject to certain termination rights
Pasadena Hilton                                 291          2004, with a renewal option for 10 years, subject
  Pasadena, California                         (1970)         to certain termination rights
The Pointe Hilton Resort on                     636          2012, with renewal options aggregating 20 years,
  South Mountain                               (1986)         subject to certain termination rights
  Phoenix, Arizona
The Pointe Hilton Resort at Squaw               563          2012, with renewal options aggregating 20 years,
  Peak                                         (1977)         subject to certain termination rights
  Phoenix, Arizona
The Pointe Hilton Resort at                     585          2012, with renewal options aggregating 20 years,
  Tapatio Cliffs                               (1982)         subject to certain termination rights
  Phoenix, Arizona
Rye Town Hilton                                 438          (5)
  Rye Brook, New York(3)                    (1973; 1978)
Hilton Palacio del Rio                          481          1998, with a renewal option for 10 years
  San Antonio, Texas                           (1968)

                                       NUMBER OF ROOMS/SUITES
          NAME AND LOCATION             (YEAR OF COMPLETION)                  EXPIRATION DATE
-------------------------------------  ------------------------------------------------------------------------
San Antonio Airport Hilton                      387          2001, subject to certain termination rights
  San Antonio, Texas(1)                        (1982)
San Francisco Hilton & Towers                  1,895         2005, with a renewal option for 10 years
  San Francisco, California(3)             (various dates
                                           through 1988)
Hilton at Short Hills                           300          2000, with a renewal option for 5 years, subject
  Short Hills, New Jersey                      (1988)         to certain termination rights
Innisbrook Hilton Resort                        873          2013, subject to certain termination rights
  Tarpon Springs, Florida(1)                   (1972)
Hilton Waikoloa Village                        1,238         2013, subject to certain termination rights
  Waikoloa, Hawaii(2)                          (1988)
Capital Hilton                                  543          2005, with a renewal option for 10 years
  Washington, D.C.(3)                       (1943; 1985)
Washington Hilton & Towers                     1,123         (5)
  Washington, D.C.(3)                          (1965)
Hilton Suites                                   212          2009, with renewal options aggregating 20 years
  Oakbrook Terrace, Illinois(1)(3)             (1989)
Hilton Garden Inn                               152          2012, subject to certain termination rights
  Valencia, California(2)                      (1991)

INTERNATIONAL
Conrad International Barcelona                  412          2007, with a renewal option for 5 years
  Barcelona, Spain(1)                          (1992)
Conrad International Treasury                   136          2010
  Brisbane, Australia(2)                       (1995)
Conrad International Brussels                   269          2013, with renewal options aggregating 20 years
  Brussels, Belgium                            (1993)
Conrad International Dublin                     191          2010, with renewal options aggregating 20 years
  Dublin, Ireland(1)(2)                        (1989)
Conrad International Hong Kong                  513          2021
  Hong Kong(2)                                 (1990)
Conrad International Hurghada                   260          2015, with renewal options aggregating 20 years,
  Hurghada, Egypt                              (1994)         subject to certain termination rights
Conrad International Istanbul                   620          2011, with a renewal option for 20 years
  Istanbul, Turkey(1)(2)                       (1992)
Conrad International London                     159          2016, with renewal options aggregating 20 years
  London, England                              (1990)
Hotel Conrad & Jupiters Casino                  605          2010
  Gold Coast,                                  (1986)
  Queensland, Australia(2)

---------

(1) Hilton has made loans to the owners of each of the referenced properties.

(2) Hilton has equity interests of less than 50% in joint ventures which own each of the referenced properties. See "Investments" in the Notes to the Company's Consolidated Financial Statements on pages 48 and 49 in the Stockholders Report.

(3) Hilton has equity interests of 50% in joint ventures which own each of the referenced properties. See note 2 above.

(4) Hilton has a 67.4% equity interest in the joint venture which owns the New Orleans Hilton Riverside & Towers. See note 2 above.

(5) The management agreements with respect to each of the referenced properties expired on December 31, 1995, but Hilton continues to manage each of the properties for the fees specified in the expired agreements.

FRANCHISE HOTELS

    Pursuant to franchises granted by the Company, franchise hotels are operated under the "Hilton," "Hilton Garden Inn" or "Hilton Suites" names. The franchise hotels operated under the "Hilton" name are generally smaller than the full service hotels owned, leased or managed by Hilton and average approximately 250 rooms in size. Franchise hotels bearing the "Hilton Garden Inn" name are approximately 90 to 250 rooms in size and utilize a modular design constructed around a courtyard containing an indoor or outdoor swimming pool. The "Hilton Suites" properties operated pursuant to franchise agreements utilize an all-suites design with approximately 200 to 250 suites. In each instance, Hilton approves the plan for and the location of franchise hotels and assists in their design.

    On February 1, 1996, there were 164 franchise hotels operated by others, of which 160 were operated under the "Hilton" name, three were operated under the "Hilton Garden Inn" name and one was operated under the "Hilton Suites" name. In general, each franchisee pays Hilton an initial fee based on the number of rooms in a franchise hotel and a continuing fee based on a percentage of the facility's room revenues. Although Hilton does not directly participate in the management or operation of franchise hotels, it conducts periodic inspections to ensure that Hilton's standards are maintained and renders advice with respect to hotel operations.

    The Company has continued its ongoing program of monitoring and improving its franchise operations. The Company added six franchises to its system in 1995, while five franchise arrangements were terminated, several due to noncompliance with the Company's standards.

EXPANSION PROGRAM

    In January 1996, Hilton announced plans for a major expansion of Hilton Garden Inn properties. Hilton plans to add up to 100 new Hilton Garden Inns over the next five years. Approximately 80% of the additional Hilton Garden Inns are anticipated to be newly constructed facilities, with the remainder to be conversions of existing properties. The properties constructed during the first phase of the Hilton Garden Inns expansion are expected to be financed by Hilton, either solely or with local partners.

    Hilton also intends to expand its domestic operations through conversion of existing hotels into management and franchise properties in strategically significant markets and through development and management of vacation ownership resorts. The Company will invest in new domestic hotel projects or conversion properties where the return on investment meets the Company's criteria.

    The Company is actively exploring international hotel opportunities, with particular emphasis on city center business hotels and resort hotels. These international properties will generally be operated under the Conrad International name pursuant to long-term management agreements. In certain instances, the Company may invest in or make advances to the entity that owns a hotel. The Company has entered into management contracts to operate the following new hotels, the anticipated opening dates of which are indicated parenthetically: the 350-room Conrad International Sharm El Sheikh in Egypt (fall 1996); the 510-room Conrad International Singapore (fall 1996); the 700-room Conrad International Jakarta in Indonesia (1998); the 400-room Conrad International Amman in Jordan (1998); and the 400-room Conrad International Bangkok in Thailand (1999).

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

TERRITORIAL RESTRICTIONS

    Hilton has entered into various agreements which restrict its right to operate hotels in various areas, including those hereinafter described which, in management's opinion, represent the most significant restrictions to which the Company is subject. In addition, pursuant to an agreement entered into at the time of Hilton's distribution on December 1, 1964 to its stockholders of all the issued and outstanding capital stock of Hilton International Co., as subsequently amended, Hilton may not operate facilities outside the United States identified as "Hilton" hotels and Hilton International Co. may not operate facilities within the continental United States identified as "Hilton" hotels. The Company's international hotel and hotel-casino operations are conducted under the Conrad International name. See "Hotel Operations" and "Gaming Operations -- International Hotel-Casinos." Subject to the foregoing restrictions as to the use of the "Hilton" name, Hilton and Hilton International Co. can compete in all, and do compete in certain, markets. The Compass computerized reservation system utilized by Hilton and Hilton International Co. provides information as to their respective hotels, if any, in each market. See "Additional Information -- Computer Systems" and "Reservation System."

    The Company, under the terms of expired agreements with The Prudential Insurance Company of America ("Prudential"), had agreed (a) that, except for the New York Hilton & Towers and the Waldorf=Astoria (or the ownership, operation and management of a substitute hotel having substantially the same number of rooms) and a hotel with not more than 1,600 rooms, the Company would not own, operate, manage or otherwise have an interest in any hotel or similar establishment in the Borough of Manhattan, (b) that, except for the Washington Hilton & Towers and the Capital Hilton (or the ownership, operation and management of substitute hotels having substantially the same number of rooms), the Company would not own, operate, manage or otherwise have an interest in any other hotel or similar establishment in the District of Columbia, and (c) that the Company would not own, operate, manage or otherwise have an interest in any additional hotels or similar establishments within a radius of 20 miles of the Rye Town Hilton, except that certain areas within said 20 mile radius have been excluded from the territorial restriction. The Company has also entered into an agreement with Prudential which provides that, except for the Chicago Hilton & Towers, the Palmer House Hilton, the O'Hare Hilton and specified other properties, the Company would not manage or operate, or possess an ownership interest in, or license or franchise, any hotel in Chicago, except the ownership and/or management of a hotel with less than 800 rooms at the O'Hare
International Airport and a hotel with not more than 400 rooms at any other location in Chicago.

PROPERTY TRANSACTIONS

    In 1995, the Company recorded a $1,500,000 pretax gain from property transactions primarily as a result of the sale of land to Hilton Grand Vacations Company for its vacation ownership resort located adjacent to the Flamingo Hilton-Las Vegas. Gains on this transaction are being recognized on an installment basis. See "Additional Information -- Vacation Ownership."

    Hilton continuously evaluates its property portfolio and intends to dispose of its interests in hotels or properties that, in its opinion, no longer yield an adequate return on investment or conform to Hilton's long range plans. In so doing, the Company expects to maintain a balanced mix of sources of revenues and a favorable return on stockholders' equity.

FOREIGN CURRENCY TRANSACTIONS

    The Company's international operations are subject to certain economic and political risks, including foreign currency fluctuations. The Company monitors its foreign operations and, where appropriate, adopts hedging strategies to minimize the impact of changing economic and political environments. See "Financial Instruments" in the Notes to the Company's Consolidated Financial Statements on pages 50 and 51 in the Stockholders Report.

                               GAMING OPERATIONS

NEVADA HOTEL-CASINOS

    The Company owns and operates five hotel-casinos in the State of Nevada: the 3,174-room Las Vegas Hilton, the 3,642-room Flamingo Hilton-Las Vegas, the 2,000-room Flamingo Hilton-Laughlin, the 2,001-room Reno Hilton and the 604-room Flamingo Hilton-Reno.

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

    The Company continues to refurbish and expand existing facilities in Nevada to maintain their presence as premier properties in the market. In 1995, the Las Vegas Hilton completed construction of the third of three new 12,600 to 15,400 square foot "Sky Villa" luxury suites for premium players. The Las Vegas Hilton also completed new VIP baccarat facilities and opened a new 6,800 square foot luxury European Suite. The Flamingo Hilton-Las Vegas completed an extensive expansion and renovation project, including a new 600-room tower, a 10,000 square foot casino expansion, a new 21,000 square foot ballroom, remodeling of the race and sports book, new entertainment, recreation, retail and dining facilities, exterior enhancements and guest room renovations. The Flamingo Hilton-Laughlin upgraded its guest room bathrooms and continued its slot machine replacement program. The Reno Hilton completed a renovation of its casino and the registration, entertainment and retail areas of the property, and opened a new Johnny Rockets restaurant. The Flamingo Hilton-Reno renovated its casino and remodeled the Top of the Flamingo Hilton restaurant.

    The space utilized by the Company's casinos in Nevada, in terms of approximate square footage, is as follows: Las Vegas Hilton -- 78,000 square feet (inclusive of 29,000 square feet attributable to the race and sports book); Flamingo Hilton-Las Vegas -- 74,000 square feet (inclusive of 20,000 square feet attributable to O'Sheas Irish theme casino adjacent to the hotel); Flamingo Hilton-Laughlin -- 58,000 square feet (inclusive of 3,000 square feet attributable to the race and sports book); Reno Hilton -- 118,000 square feet (inclusive of 12,000 square feet attributable to the race and sports book); and Flamingo Hilton-Reno -- 46,000 square feet (inclusive of 2,500 square feet attributable to the race and sports book).

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

    The Las Vegas Hilton and, to a lesser extent, the Flamingo Hilton-Las Vegas, the Flamingo Hilton-Reno and the Reno Hilton invite VIP customers to their casinos and may pay for or reimburse the cost of their air transportation and provide them with complimentary rooms, food and beverage. In addition, the Las Vegas Hilton and the Reno Hilton have instituted special flight programs, pursuant to which free air transportation on Company owned or chartered aircraft and complimentary rooms, food and beverage are provided to groups or selected persons. These persons either have established casino credit limits or cash on deposit in the casinos and have previously evidenced a willingness to put substantial amounts at risk at the casinos. The special flight programs are sometimes referred to as junkets. The Las Vegas Hilton and the Reno Hilton hosted 11 and 13 special flight programs in 1995, compared to nine and 27 such programs in 1994, respectively.

    Revenues from the Company's casinos are accounted for in accordance with applicable laws and rules and regulations. As is customary in the Nevada gaming industry, activities are conducted on a credit as well as a cash basis, in accordance with procedures established and supervised by management. Fluctuations in collecting casino receivables could have a material effect on results of operations of these properties. An allowance is provided for estimated uncollectible casino receivables. Casino receivables aggregated $47,900,000, subject to a $7,600,000 (approximately 16%) reserve, at December 31, 1993; $69,100,000, subject to a $16,000,000 (approximately 23%) reserve, at
December 31, 1994; and $87,300,000, subject to a $13,500,000 (approximately 15%)
reserve, at December 31, 1995.

INTERNATIONAL HOTEL-CASINOS

    The Company, through Conrad International, manages three international hotel-casinos which feature table games and slot machines similar to those offered at the Company's hotel-casinos in Nevada.

    In April 1995, the Company commenced operation of the 136-room Conrad International Treasury in Brisbane, Australia. This hotel-casino features a 65,000 square foot casino and has the exclusive right to conduct casino gaming in Brisbane until 2005. The Company has a 19.9% ownership interest in this property.

    The Company also has a 19.9% ownership interest in the 605-room Hotel Conrad & Jupiters Casino, which opened in 1985. This hotel-casino is located on the Gold Coast in Queensland, Australia, and features a 70,000 square foot casino. This property had the exclusive right to conduct casino gaming on Queensland's Gold Coast through 1995.

    The  Company  has  a   25%  ownership  interest   in  the  620-room   Conrad
International Istanbul, which opened in 1992. This hotel-casino includes a 12,000 square foot casino.

CASINO WINDSOR

    The Company and the other two shareholders of Windsor Casino Limited ("WCL") operate the Casino Windsor, an interim 50,000 square foot casino in Windsor, Ontario, Canada. The Company, through Conrad International, owns a 33.3% interest in WCL, which operates this project for the Ontario provincial government. The Company anticipates that the interim casino will be replaced by a permanent facility in early 1998, which will include a hotel of approximately 400 rooms, a 75,000 square foot casino, entertainment and meeting facilities.

    Since December 1995, the Company has chartered a river casino to the Ontario provincial government to serve as a complementary facility for Casino Windsor. This vessel provides an additional 25,000 square feet of casino space for the property.

NEW ORLEANS RIVER CASINO

    Since February 1994, the Company has operated a river casino located adjacent to the New Orleans Hilton Riverside & Towers. The Company currently operates a 1,500 passenger vessel which has a 20,000 square foot casino featuring table games and slot machines similar to those offered at the Company's hotel-casinos. This vessel is wholly-owned by the Company and leased to a joint venture, of which the Company owns a 50% interest.

EXPANSION PROGRAM

    In January 1995, the Company and Paramount Parks Inc. ("Paramount") announced plans to build a 65,000 square foot attraction to be called "Star
Trek: The Experience at the Las Vegas Hilton." This attraction is scheduled to open in spring 1997 and will feature a motion-based simulation ride, interactive video and virtual reality stations, dining and souvenir shops. The building housing the Star Trek attraction will be owned by the Company and leased to Paramount. The attraction will also be managed by Paramount. In conjunction with the Star Trek attraction, the Company plans to construct a themed 22,000 square foot casino addition at the Las Vegas Hilton, which is also scheduled to open in spring 1997.

    In 1996, the Las Vegas Hilton plans to rebuild its marquee sign and renovate 700 of its guest rooms. The Flamingo Hilton-Las Vegas plans to complete a new main entrance to the property and renovate the registration area. The Flamingo Hilton-Laughlin plans to renovate 1,000 of its guest rooms, refinish the exterior facade and continue its slot machine replacement program. At the Reno Hilton, renovation of restaurants, meeting rooms and guest rooms are planned. The Flamingo Hilton-Reno plans to renovate guest rooms and open a Benihana restaurant.

    The government of Uruguay has selected Conrad International and its partners to develop a new 300-room hotel-casino in Punta del Este, Uruguay. This project, which will be the first privately operated casino in Uruguay in 30 years, will include a 38,000 square foot casino. Conrad International will manage and have an equity interest of approximately 43% in the hotel-casino. The casino is scheduled to open in early 1997 and the hotel is expected to commence operations in late 1997.

    Conrad International has entered into an agreement to develop and operate a 700-room hotel-casino in Cairo, Egypt. This property will feature a 17,000 square foot European-style casino. Conrad International will manage and have a 10% equity interest in the hotel-casino, which is scheduled to open in late 1997.

    The Company is also developing a river casino in Kansas City, Missouri. The Company will manage and own a 90% interest in this project, which will include a 30,000 square foot casino on a continuously docked 130,000 square foot barge, concessions and entertainment facilities. Subject to the receipt of all required gaming licenses and permits, this project is scheduled to open in mid-1996. The Company also plans to build a 260-room hotel adjacent to the river casino, which is scheduled to open in mid-1997.

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

                             ADDITIONAL INFORMATION

VACATION OWNERSHIP

    The Company owns a 50% interest in the Hilton Grand Vacations Company joint venture ("HGVC"), which currently operates 12 vacation ownership resorts in Florida and one in Nevada. In January 1995, HGVC commenced operation of a 200-unit vacation ownership resort adjacent to the Flamingo Hilton-Las Vegas. In August 1995, HGVC also commenced operation of the first phase of a 360-unit vacation ownership resort adjacent to Sea World in Orlando, Florida. Development, construction and certain operating costs of HGVC's projects in Las Vegas and Orlando have been substantially funded by the Company in the form of revolving loan facilities. HGVC is actively seeking new development and acquisition opportunities in other resort locations.

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

MARKETING

    Hotel occupancy at Hilton's metropolitan and airport properties is derived primarily from the convention and meeting market and the business traveler market (businesspersons traveling as individuals or in small groups). Hotel occupancy at the Company's resort properties is derived primarily from the tour and leisure market (tourists traveling either as individuals or in groups) and the convention and meeting market. Hotel occupancy at the Company's hotel-casinos is derived primarily from the convention and meeting market, the tour and leisure market and junket and VIP programs. As indicated under "Additional Information -- Business Risks" below, these sources of business are sensitive to general economic and other conditions. In addition, the Company participates in certain joint marketing programs with business partners in the airline, car rental and cruise line industries.

STATISTICAL DATA

    For information regarding the Company's properties, number of available rooms, occupancy ratios and management and franchise fees, see the Ten Year Summary on pages 58 and 59 in the Stockholders Report.

BUSINESS RISKS

    In 1995, the Company was able to increase average room rates by five percent over 1994. The Company's future operating results could be adversely impacted by industry overcapacity and weak demand, which could restrict the Company's ability to raise room rates to keep pace with the rate of inflation. The Company's business could also be adversely affected by increases in transportation and fuel costs or sustained recessionary periods. The operating results for the Company's hotel-casinos can be volatile depending upon the table-game play of premium players.

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

    To the extent that hotel capacity is expanded by others in a city where a Hilton hotel is located, competition will increase. In this regard, recent capacity additions have increased competition in all segments of the Las Vegas market. Certain of the Company's competitors have announced new casino projects in Las Vegas which, if completed, will add significant casino space and hotel rooms to the market. Such new capacity additions to the Las Vegas market could adversely impact the Company's gaming income. In addition, the business of Hilton's Nevada hotel-casinos might be adversely affected if gaming operations of the type conducted in Nevada were to be permitted under the laws of other states, particularly California. The legalization of casino gaming in Atlantic City, New Jersey has had an impact on the Company's Nevada hotel-casinos. The legalization of riverboat gaming in a number of states and the operation of casino gaming on Native American tribal lands could also impact the Company's hotel-casinos in Nevada.

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

    The Nevada Act requires any person who acquires more than 5% of the Company's Common Stock to report the acquisition to the Gaming Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's Common Stock apply to the Gaming Commission for a finding of suitability within thirty days after the Chairman of the Control Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company's Common Stock may apply to the Gaming Commission for a waiver of such finding of suitability if such institutional investor holds the Common Stock for investment purposes only. An institutional investor shall not be deemed to hold the Common Stock for investment purposes unless the Common Stock was acquired and is held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Board of Directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Gaming Commission finds to be inconsistent with holding the Company's Common Stock for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, polices or operations; and (iii) such other activities as the Gaming Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation. Barron Hilton, the Company's largest stockholder, has been found suitable as a controlling stockholder of the Company.

    Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Gaming Commission or by the Chairman of the Control Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the Company's Common Stock beyond such period of time as may be prescribed by the Gaming Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or the Licensees, the Company (i) pays that person any dividend or interest upon voting securities of the Company; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pays remuneration in any form to that person for services rendered or otherwise; or
(iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish the voting securities for cash at fair market value. Additionally, the CCB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

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

    The Company may not make a public offering of its securities without the prior approval of the Gaming Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Gaming Commission or the Control Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful. The Company was granted approval on September 28, 1995 to make public offerings of securities for a period of one year, subject to certain reporting requirements and the authority of the Chairman of the Control Board to issue an interlocutory stop order for good cause.

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

    The Commission must approve all security holders of the licensee and may find any such security holder not qualified to own those securities. Louisiana law may require that the charter or bylaws of the licensee provide that its securities are held subject to the condition that, if a holder is found to be disqualified by the Commission, the holder must dispose of the securities of the licensee. If a security holder of a licensee is found disqualified, it will be unlawful for the security holder to (i) receive any dividend or interest with regard to the securities; (ii) exercise, directly or indirectly, any rights conferred by the securities; or (iii) receive any remuneration from the licensee for services rendered or otherwise. The Commission may impose similar approval requirements on holders of securities of any intermediary or holding company of the licensee, but may waive those requirements with respect to holders of publicly-traded securities of intermediary and holding companies if such holders do not have the ability to control the publicly-traded corporation or elect one or more directors thereof.

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

    QUEENSLAND GAMING LAWS. Queensland, Australia, like Nevada, Louisiana and New Jersey, has comprehensive laws and regulations governing the conduct of casino gaming. All persons connected with the ownership and operation of a casino, including the Company, its subsidiary that manages the Hotel Conrad & Jupiters Casino and the Conrad International Treasury and certain of their principal stockholders, directors and officers, must be found suitable and licensed. A casino license once issued remains in force until surrendered or cancelled. Queensland law defines the grounds for cancellation and, in such event, an administrator may be appointed to assume control of the hotel-casino complex. The Queensland authorities have conducted an investigation of, and have found suitable, the Company and its subsidiary.

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

    TURKEY GAMING LAWS. Turkey has laws and regulations governing the establishment and operation of casino gaming. The Turkish Ministry of Tourism inspects all casino premises prior to the commencement of operations and conducts random inspections of ongoing casino operations. Under Turkish gaming laws, access to casinos is limited to persons carrying a foreign passport or to Turkish citizens receiving a permit from the Ministry of Tourism. The casino located in the Conrad International Istanbul has been authorized to conduct casino operations by the Turkish Ministry of Tourism.

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

EMPLOYEES

    At February 1, 1996, Hilton employed approximately 48,000 persons, of whom approximately 25,000 are covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Hilton believes that the aggregate compensation benefits and working conditions afforded its employees compare favorably with those received by employees in the hotel and gaming industries generally. Although strikes of short duration have from time to time occurred at certain of Hilton's facilities, Hilton believes its employee relations are satisfactory.

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

ITEM 3.  LEGAL PROCEEDINGS

    In management's opinion, disposition of pending litigation against the Company is not expected to have a material effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS

    The following table sets forth certain information with respect to the executive officers of the Company:

                                                POSITIONS AND OFFICES
NAME                                              WITH THE COMPANY                             AGE
-------------------------  ---------------------------------------------------------------  ---------
Barron Hilton              Chairman of the Board, and previously served as Chief Executive     68
                           Officer until February 1996, and President until February 1993
Stephen F. Bollenbach      President and Chief Executive Officer since February 1996           53
Eric M. Hilton             Vice Chairman of the Board since May 1993, Executive Vice           62
                           President -- International Operations from May 1992 until May
                           1993, President, Conrad International Hotels Corporation until
                           May 1993, and Senior Vice President -- Real Estate Development,
                           International until May 1992
Floyd M. Celey, Jr.        Executive Vice President and President -- Gaming Operations         56
                           since September 1994, Senior Vice President -- Global Gaming
                           Operations from May 1993 until September 1994, and prior
                           thereto, Senior Vice President -- Corporate Casino Operations,
                           Conrad International Hotels Corporation
Dieter H. Huckestein       Executive Vice President and President -- Hotel Operations          52
                           since May 1994, Senior Vice President --
                           Hawaii/California/Arizona Region from May 1991 until May 1994, and prior thereto, Senior Vice President -- Hawaiian Region
F. Michael O'Brien         Executive Vice President -- Gaming Development since September      55
                           1995, Executive Vice President -- Gaming and Hotel Development
                           from September 1994 until September 1995, Senior Vice President
                           -- Gaming and Hotel Development from January 1994 until
                           September 1994, and from May 1992 until January 1994, Senior
                           Vice President -- Corporate Properties
Steve Krithis              Senior Vice President -- Finance since November 1994, and prior     66
                           thereto, Vice President and Corporate Comptroller
William C. Lebo, Jr.       Senior Vice President and General Counsel                           52

    Unless otherwise noted in the table, all positions and offices with the Company indicated have been continuously held since January 1991. The executive officers are responsible for all major policy making functions and all other corporate and divisional officers are responsible to, and are under the supervision of, the executive officers. None of the above named executive officers are related, except that Messrs. Barron and Eric Hilton are brothers.

    Similar information for directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement to be used in connection with its annual meeting of stockholders scheduled to be held on May 9, 1996 (the "Proxy Statement"). The Company expects to file the Proxy Statement with the Securities and Exchange Commission prior to April 30, 1996, and reference is expressly made thereto for the specific information incorporated herein by the aforesaid reference.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    The Company's Common Stock is listed on the New York and Pacific Stock Exchanges and is traded under the symbol "HLT." Information regarding sales prices, dividend payments and record holders with respect to the Company's Common Stock is set forth under "Supplementary Financial Information" in the Notes to the Company's Consolidated Financial Statements on page 57 in the Stockholders Report, which information is incorporated herein by reference.

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

ITEM 6.  SELECTED FINANCIAL DATA

    See the Company's Ten Year Summary on pages 58 and 59 in the Stockholders Report and "Segments of Business" in the Notes to the Company's Consolidated Financial Statements on pages 55 and 56 in the Stockholders Report.

    The ratio of earnings to fixed charges for the five years ended December 31, 1995 is as follows: 1995 - 3.2 to 1; 1994 - 2.8 to 1; 1993 - 2.7 to 1; 1992 -
2.9 to 1; and 1991 - 2.6 to 1. The computation of the aforesaid ratios is set forth in Exhibit 12 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    See pages 36 through 41 in the Stockholders Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and supplemental information required by this Item are contained in the Stockholders Report on the pages indicated, which information is incorporated herein by reference.

                                                                                            PAGE
                                                                                            -----
Report of independent public accountants...............................................          57
Consolidated statements of income for
 the three years ended December 31, 1995...............................................          42
Consolidated balance sheets as of December 31, 1995 and 1994...........................          43
Consolidated statements of cash flows for
 the three years ended December 31, 1995...............................................          44
Consolidated statements of stockholders' equity for
 the three years ended December 31, 1995...............................................          45
Notes to consolidated financial statements.............................................          46
Segment data for the five years ended December 31, 1995
 contained in the Ten Year Summary.....................................................          58

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item will be set forth under "Election of Directors -- Certain Relationships and Interests in Certain Transactions" in the Proxy Statement, and reference is expressly made thereto for the specific information incorporated herein by the aforesaid reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) INDEX TO FINANCIAL STATEMENTS

    1.  Financial Statements:

        The index to consolidated financial statements and supplementary data is set forth under Item 8 on page 21 hereof.

    2.  Financial Statement Schedules:

                                                                                            PAGE
                                                                                            -----
Report of Independent Public Accountants...............................................          23
Schedule II -- Valuation and Qualifying Accounts.......................................          24
Supplemental Note to Consolidated Financial Statements.................................          25

    All other schedules are inapplicable or the required information is included elsewhere herein.

(B) REPORTS ON FORM 8-K

    None.

(C) EXHIBITS

    Reference is made to the Index to Exhibits immediately preceding the exhibits hereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  SUPPLEMENTAL SCHEDULE AND SUPPLEMENTAL NOTE

To Hilton Hotels Corporation:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Hilton Hotels Corporation and subsidiaries included in the Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 1, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule II and the supplemental note to consolidated financial statements as shown on pages 24 and 25 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. The supplemental schedule and the supplemental note to the consolidated financial statements have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Los Angeles, California
February 1, 1996

                   HILTON HOTELS CORPORATION AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                                                                         CHARGED
                                                              BALANCE AT   CHARGED TO   (CREDITED)                        BALANCE AT
                                                              BEGINNING    COSTS AND     TO OTHER                           END OF
                                                              OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   OTHER     PERIOD
                                                              ----------   ----------   ----------   ----------   -----   ----------
YEAR ENDED DECEMBER 31, 1995
  Allowance for doubtful accounts
    Hotel and other.........................................    $11.4          2.0         (.6)          4.4       --         8.4
    Casino..................................................     16.0         18.1        --            20.6       --        13.5
  Reserve for loss on other investments.....................     20.6        --           --             1.1       --        19.5

YEAR ENDED DECEMBER 31, 1994
  Allowance for doubtful accounts
    Hotel and other.........................................    $11.6          1.7          .5           2.4       --        11.4
    Casino..................................................      7.6         13.2        --             4.8       --        16.0
  Reserve for loss on other investments.....................     12.5        --           --           --          8.1(A)    20.6

YEAR ENDED DECEMBER 31, 1993
  Allowance for doubtful accounts
    Hotel and other.........................................    $ 7.2          1.8         4.5           1.9       --        11.6
    Casino..................................................     14.4         10.9        --            17.7       --         7.6
  Reserve for loss on other investments                         --            12.5        --           --          --        12.5

------------------------
(A) Represents unrealized holding losses on certain equity securities.

                   HILTON HOTELS CORPORATION AND SUBSIDIARIES
             SUPPLEMENTAL NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                         AT DECEMBER 31, 1995 AND 1994
                                 (IN MILLIONS)

                                                                                                    1995       1994
                                                                                                  ---------  ---------
Accounts payable and accrued expenses at December 31, consisted of:
  Accounts and notes payable....................................................................  $    94.0       87.2
  Accrued salaries and wages....................................................................       31.2       29.5
  Insurance.....................................................................................       27.3       28.7
  Interest......................................................................................       18.8       20.6
  Other accrued expenses........................................................................      135.2      118.0
                                                                                                  ---------  ---------
                                                                                                  $   306.5      284.0
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 1996.

                                          HILTON HOTELS CORPORATION
                                                     (Registrant)

                                          By:            STEVE KRITHIS

                                             -----------------------------------
                                                        Steve Krithis
                                                Senior Vice President-Finance

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 1996.

          RAYMOND C. AVANSINO, JR.                         ROBERT L. JOHNSON
-------------------------------------------   -------------------------------------------
          Raymond C. Avansino, Jr.                         Robert L. Johnson
                  Director                                      Director

           STEPHEN F. BOLLENBACH                             DONALD R. KNAB
-------------------------------------------   -------------------------------------------
           Stephen F. Bollenbach                             Donald R. Knab
   President and Chief Executive Officer                        Director
         (Chief Executive Officer)

              A. STEVEN CROWN                                STEVE KRITHIS
-------------------------------------------   -------------------------------------------
              A. Steven Crown                                Steve Krithis
                  Director                           Senior Vice President-Finance
                                                (Chief Financial and Accounting Officer)

             GREGORY R. DILLON                            BENJAMIN V. LAMBERT
-------------------------------------------   -------------------------------------------
             Gregory R. Dillon                            Benjamin V. Lambert
                  Director                                      Director

               BARRON HILTON                                DONNA F. TUTTLE
-------------------------------------------   -------------------------------------------
               Barron Hilton                                Donna F. Tuttle
           Chairman of the Board                                Director

               ERIC M. HILTON                              SAM D. YOUNG, JR.
-------------------------------------------   -------------------------------------------
               Eric M. Hilton                              Sam D. Young, Jr.
                  Director                                      Director

            DIETER H. HUCKESTEIN
-------------------------------------------
            Dieter H. Huckestein
                  Director

                               INDEX TO EXHIBITS

                                                                                                               SEQUENTIALLY
EXHIBIT                                                                                                          NUMBERED
 NUMBER                                              DESCRIPTION                                                   PAGE
-------- ----------------------------------------------------------------------------------------------------  ------------
   3.1   Restated  Certificate of Incorporation  of Registrant, as amended  (incorporated herein by reference from Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987)
   3.2   By-Laws of Registrant, as amended (incorporated herein by reference from Exhibit 3.2 to Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1992)
   3.3   Amendment to By-Laws of Registrant, relating to Exhibit 3.2 hereto..................................
   4.1   Indenture, dated as of July 1, 1988,  between Registrant and Citibank, N.A., regarding  Registrant's
         Subordinated  Debt Securities (incorporated  herein by reference from  Exhibit 4.1 to Post-Effective
         Amendment No. 2 to Registrant's Registration Statement on Form S-3 (File No. 2-95746))
   4.2   Indenture, dated as of  July 1, 1988, between  Registrant and Morgan Guaranty  Trust Company of  New
         York,  regarding Registrant's Senior Debt Securities  (incorporated herein by reference from Exhibit
         4.1 to Post-Effective Amendment No. 1 to  Registrant's Registration Statement on Form S-3 (File  No.
         2-99967))
   4.3   First  Supplemental Indenture,  dated as of  June 30,  1992, between Registrant  and Morgan Guaranty
         Trust Company of New York,  regarding Registrant's Senior Debt  Securities, relating to Exhibit  4.2 hereto (incorporated herein by reference from Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992)
   4.4   Reimbursement  Agreements, dated as of  November 15, 1990, among  Registrant, Swiss Bank Corporation and the financial institutions signatory thereto (incorporated herein by reference from Exhibit  4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990)
   4.5   Rights  Agreement, dated  as of July  14, 1988,  between Registrant and  The First  National Bank of
         Chicago (incorporated herein by reference from Exhibit 1 to Registrant's Current Report on Form 8-K, dated July 14, 1988)
  10.1   1984 Stock Option and Stock Appreciation Rights  Plan of Registrant, together with the Stock  Option
         Agreement  relating thereto , both as amended (incorporated herein by reference from Exhibit 10.5 to
         Registrant's Annual Report on Form 10-K for the year ended December 31, 1989)*
  10.2   Amendment, dated October 18, 1990,  to the 1984 Stock Option  and Stock Appreciation Rights Plan  of
         Registrant,  relating to Exhibit 10.1 hereto (incorporated  herein by reference from Exhibit 10.3 to
         Registrant's Annual Report on Form 10-K for the year ended December 31, 1990)*
  10.3   1990 Stock Option and Stock Appreciation Rights  Plan of Registrant, together with the Stock  Option
         Agreement  relating thereto, both as amended (incorporated  herein by reference from Exhibit 10.4 to
         Registrant's Annual Report on Form 10-K for the year ended December 31, 1990)*
  10.4   Amendment, dated January 20, 1994,  to the 1990 Stock Option  and Stock Appreciation Rights Plan  of
         Registrant,  relating to Exhibit 10.3 hereto (incorporated  herein by reference from Exhibit 10.5 to
         Registrant's Annual Report on Form 10-K for the year ended December 31, 1993)*

                                                                                                               SEQUENTIALLY
EXHIBIT                                                                                                          NUMBERED
 NUMBER                                              DESCRIPTION                                                   PAGE
-------- ----------------------------------------------------------------------------------------------------  ------------
  10.5   Amendment, dated January 19, 1995,  to the 1990 Stock Option  and Stock Appreciation Rights Plan  of
         Registrant, relating to Exhibits 10.3 and 10.4 hereto (incorporated herein by reference from Exhibit
         10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*
  10.6   1996 Stock Incentive Plan of Registrant*............................................................
  10.7   1996 Chief Executive Stock Incentive Plan of Registrant*............................................
  10.8   Incentive  Compensation Plan of  Registrant (incorporated herein  by reference from  Exhibit 10.4 to
         Registrant's Annual Report on Form 10-K for the year ended December 31, 1980)*
  10.9   Amendment, dated as of January 1, 1994,  to the Incentive Compensation Plan of Registrant,  relating to  Exhibit 10.8 hereto (incorporated  herein by reference from  Exhibit 10.7 to Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1993)*
  10.10  Retirement Plan  of Registrant,  as amended  and  restated (incorporated  herein by  reference  from
         Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*
  10.11  First  Amendment, dated as of November  15, 1995, to the Retirement  Plan of Registrant, relating to
         Exhibit 10.10 hereto*...............................................................................
  10.12  Supplemental Executive Retirement Plan of Registrant,  as amended (incorporated herein by  reference from Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991)*
  10.13  Amendment,  effective April 1,  1994, to the  Supplemental Executive Retirement  Plan of Registrant,
         relating  to  Exhibit  10.12  hereto  (incorporated  herein  by  reference  from  Exhibit  10.10  to
         Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*
  10.14  Directors'  Retirement Benefit Plan of Registrant, as amended (incorporated herein by reference from
         Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991)*
  10.15  Retirement Benefit Replacement Plan of Registrant, as amended (incorporated herein by reference from
         Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992)*
  10.16  Amendment, dated as of January  1, 1994, to the Retirement  Benefit Replacement Plan of  Registrant,
         relating  to  Exhibit  10.15  hereto  (incorporated  herein  by  reference  from  Exhibit  10.12  to
         Registrant's Annual Report on Form 10-K for the year ended December 31, 1993)*
  10.17  Amendment, effective  April 1,  1994, to  the  Retirement Benefit  Replacement Plan  of  Registrant,
         relating  to Exhibits 10.15 and 10.16 hereto (incorporated herein by reference from Exhibit 10.14 to
         Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*
  10.18  Thrift Savings Plan of Registrant,  as amended and restated  (incorporated herein by reference  from
         Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*
  10.19  First  Amendment, dated as of March 16, 1995, to  the Thrift Savings Plan of Registrant, relating to
         Exhibit 10.18 hereto*...............................................................................

                                                                                                               SEQUENTIALLY
EXHIBIT                                                                                                          NUMBERED
 NUMBER                                              DESCRIPTION                                                   PAGE
-------- ----------------------------------------------------------------------------------------------------  ------------
  10.20  Form of  Executive Employment  Agreement, dated  as of  November 17,  1994 (incorporated  herein  by reference  from Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December
         31, 1994)*
  10.21  Employment Agreement, dated as of February 1, 1996, between Registrant and Stephen F. Bollenbach*...
  11     Computation of Earnings Per Share...................................................................
  12     Computation of Ratios of Earnings to Fixed Charges..................................................
  13     Registrant's Annual Report to Stockholders for the year ended December 31, 1995.....................
  21     List of Registrant's Subsidiaries...................................................................
  23     Consent of Independent Public Accountants...........................................................
  99     Undertakings........................................................................................

------------------------
* Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K, previously filed where indicated and incorporated herein by reference.

    Pursuant to Regulation Section229.601, Item 601(b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Registrant hereby undertakes to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries (and for any of its unconsolidated subsidiaries for which financial statements are required to be filed) wherein the total amount of securities authorized thereunder does not exceed 10% of the total consolidated assets of the Registrant.