Form 10-Q
period 1996-03-31
HILTON HOTELS CORP
filed 1996-05-07
CIK 47580

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from ................... to......................


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1996 --- Common Stock, $2.50 par value --- 48,814,114 shares.

PART I -- FINANCIAL INFORMATION

Company or group of companies for which report is filed:

HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS

HILTON HOTELS   CONSOLIDATED
CORPORATION     STATEMENTS
AND             OF INCOME
SUBSIDIARIES    (in millions,
                except per share amounts)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                             1996            1995
- ---------------------------------------------------------------------------------------------------------------------
Revenue                Rooms                                                                $155.1           136.5
                       Food and beverage                                                      70.6            61.7
                       Casino                                                                106.7           118.1
                       Management and franchise fees                                          29.7            24.1
                       Other                                                                  47.6            28.6
                       Operating income from unconsolidated affiliates                        20.2            12.9
                       ----------------------------------------------------------------------------------------------
                                                                                             429.9           381.9
- ---------------------------------------------------------------------------------------------------------------------
Expenses               Rooms                                                                  48.2            43.9
                       Food and beverage                                                      59.4            53.9
                       Casino                                                                 63.6            56.0
                       Other costs and expenses                                              170.8           147.2
                       Corporate expense                                                       8.9             6.9
                       ----------------------------------------------------------------------------------------------
                                                                                             350.9           307.9
- ---------------------------------------------------------------------------------------------------------------------
Operating income                                                                              79.0            74.0
                       Interest and dividend income                                            7.5             6.5
                       Interest expense                                                      (21.5)          (22.4)
                       Interest expense, net, from
                         unconsolidated affiliates                                            (2.7)           (3.6)
                       Property transactions                                                    --              .7
                       Foreign currency gains (losses)                                          .2             (.1)
- ---------------------------------------------------------------------------------------------------------------------
Income before
income taxes
and minority
interest                                                                                      62.5            55.1
                       Provision for income taxes                                             24.5            21.5
                       Minority interest, net                                                  1.4             1.6
- ---------------------------------------------------------------------------------------------------------------------
Net income                                                                                  $ 36.6            32.0
=====================================================================================================================
Net income per share                                                                        $  .75             .66
=====================================================================================================================
Average number of shares                                                                      48.9            48.6
=====================================================================================================================

                                                                               3
HILTON HOTELS   CONSOLIDATED
CORPORATION     BALANCE
AND             SHEETS
SUBSIDIARIES    (in millions)

                                                                                          MARCH 31,       DECEMBER 31,
                                                                                            1996              1995
- ----------------------------------------------------------------------------------------------------------------------
Assets                 Current assets
                         Cash and equivalents                                             $  247.4             338.0
                         Temporary investments                                                56.7              70.7
                         Other current assets                                                340.1             308.6
                       -----------------------------------------------------------------------------------------------
                       Total current assets                                                  644.2             717.3
                       Investments                                                           545.6             595.3
                       Property and equipment, net                                         1,699.2           1,695.9
                       Other assets                                                           54.0              51.8
                       -----------------------------------------------------------------------------------------------
                       Total assets                                                       $2,943.0           3,060.3
======================================================================================================================
Liabilities and        Current liabilities
stockholders' equity     Accounts payable
                           and accrued expenses                                           $  283.4             306.5
                         Current maturities of long-term debt                                216.8             216.8
                         Income taxes payable                                                 31.2              11.6
                       -----------------------------------------------------------------------------------------------
                       Total current liabilities                                             531.4             534.9
                       Long-term debt                                                        916.2           1,069.7
                       Deferred income taxes
                           and other liabilities                                             198.1             202.0
                       Stockholders' equity                                                1,297.3           1,253.7
                       -----------------------------------------------------------------------------------------------
                       Total liabilities and stockholders' equity                         $2,943.0           3,060.3
======================================================================================================================

HILTON HOTELS   CONSOLIDATED
CORPORATION     STATEMENTS
AND             OF CASH FLOW
SUBSIDIARIES    (in millions)


                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                             1996            1995
- ---------------------------------------------------------------------------------------------------------------------
Operating activities   Net income                                                           $ 36.6            32.0
                       Adjustments to reconcile net income to net
                         cash provided by operating activities:
                       Depreciation and amortization                                          38.0            34.9
                       Change in working capital components:
                         Other current assets                                                 21.9            22.4
                         Accounts payable and accrued expenses                               (33.8)          (35.7)
                         Income taxes payable                                                 19.6            18.1
                       Decrease in deferred income taxes                                       (.7)           (1.1)
                       Increase in other liabilities                                            .1             1.2
                       Unconsolidated affiliates' distributions
                         in excess of earnings                                                 5.3             8.9
                       Gain from property transactions                                          --             (.7)
                       Other                                                                   (.1)            (.7)
                       ----------------------------------------------------------------------------------------------
                       Net cash provided by operating activities                              86.9            79.3
- ---------------------------------------------------------------------------------------------------------------------
Investing activities   Capital expenditures                                                  (31.6)          (54.7)
                       Additional investments                                                (14.7)          (21.7)
                       Decrease in temporary investments                                      17.4            75.8
                       Payments on notes and other investments                                  .3             5.2
                       ----------------------------------------------------------------------------------------------
                       Net cash (used in) provided by investing activities                   (28.6)            4.6
- ---------------------------------------------------------------------------------------------------------------------
Financing activities   Decrease in commercial paper borrowings
                         and revolving loans                                                (152.9)           (5.5)
                       Reduction of long-term debt                                             (.6)          (61.7)
                       Issuance of common stock                                               19.2             3.4
                       Cash dividends                                                        (14.6)          (14.4)
                       ----------------------------------------------------------------------------------------------
                       Net cash used in financing activities                                (148.9)          (78.2)
- ---------------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and equivalents                                                  (90.6)            5.7
Cash and equivalents at beginning of year                                                    338.0           184.4
- ---------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                       $247.4           190.1
=====================================================================================================================

HILTON HOTELS   SUMMARY
CORPORATION     OF
AND             OPERATIONS
SUBSIDIARIES    (in millions)


                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                             1996            1995
- ---------------------------------------------------------------------------------------------------------------------
Revenue                Hotels                                                                197.4           158.4
                       Gaming                                                                232.5           223.5
                       ----------------------------------------------------------------------------------------------
                       Total                                                                 429.9           381.9
=====================================================================================================================
Operating              Hotels                                                                 55.2            39.1
income                 Gaming                                                                 32.7            41.8
                       Corporate expense                                                      (8.9)           (6.9)
                       ----------------------------------------------------------------------------------------------
                       Total                                                                  79.0            74.0
                       Net interest expense                                                  (16.7)          (19.5)
                       Property transactions                                                    --              .7
                       Foreign currency gains (losses)                                          .2             (.1)
                       Provision for income taxes                                            (24.5)          (21.5)
                       Minority interest, net                                                 (1.4)           (1.6)
- ---------------------------------------------------------------------------------------------------------------------
Net income                                                                                    36.6            32.0
=====================================================================================================================
Percentage of          Hotels                                                                   72              70
occupancy              Gaming                                                                   89              84
=====================================================================================================================

NET INCOME PER SHARE

The calculations of common and equivalent shares, net income and net income per share are as follows:

                                             Three months ended
                                                  March 31,
                                            1996             1995
                                            ----             ----
Shares outstanding
  beginning of period                    48,337,178       48,114,723
Net common shares issued/
  issuable upon exercise
  of certain stock options                  561,721          452,971
                                         ----------       ----------
Common and equivalent
  shares                                 48,898,899       48,567,694
                                         ==========       ==========

Net income (in millions)                      $36.6            $32.0
                                              =====            =====

Net income per share                           $.75             $.66
                                               ====             ====

Dividends declared per share                   $.30             $.30
                                               ====             ====

                                                                            7
HILTON HOTELS CORPORATION AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  General

The consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its 1995 Annual Report to Stockholders and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The statements for the three months ended March 31, 1996 and 1995 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results for the unaudited periods.


Note 2:  Supplemental Cash Flow Information

                                                Three months ended
                                                     March 31,
                                              1996              1995
                                              ----              ----
                                                   (in millions)
Cash paid during the period
     for the following:

Interest, net of amounts capitalized          $24.1             22.5
Income taxes                                    2.4              1.4


Note 3:  Investments

Summarized operating results of the Company's unconsolidated affiliates are as follows:

                                               Three months ended
                                                    March 31,
                                              1996             1995
                                              ----             ----
                                                  (in millions)
Revenue                                      $353.2            296.6
Expenses                                      290.5            267.1
Net Income                                     53.3             24.5

Note 4:  Supplemental Segment Data

Supplemental hotels segment data for the three months ended March 31, 1996 and 1995 are as follows:

                                                      Three months ended
                                                           March 31,
                                                       1996         1995
                                                       ----         ----
                                                         (in millions)
Revenue
   Rooms                                              $ 94.2        83.4
   Food and beverage                                    35.1        31.6
   Management and franchise fees                        25.5        21.8
   Other                                                28.4        13.6
   Operating income
       from unconsolidated affiliates                   14.2         8.0
                                                      ------       -----
                                                       197.4       158.4
                                                      ------       -----
Expenses
   Rooms                                                27.7        25.8
   Food and beverage                                    29.2        27.2
   Other costs and expenses                             85.3        66.3
                                                      ------       -----
                                                       142.2       119.3
                                                      ------       -----
Hotels operating income                               $ 55.2        39.1
                                                      ======       =====

Supplemental gaming segment data for the three months ended March 31, 1996 and 1995 are as follows:

                                                     Three months ended
                                                          March 31,
                                                      1996         1995
                                                      ----         ----
                                                        (in millions)
Revenue
   Rooms                                             $ 60.9         53.1
   Food and beverage                                   35.5         30.1
   Casino                                             106.7        118.1
   Management and franchise fees                        4.2          2.3
   Other                                               19.2         15.0
   Operating income
       from unconsolidated affiliates                   6.0          4.9
                                                     ------        -----
                                                      232.5        223.5
                                                     ------        -----
Expenses
   Rooms                                               20.5         18.1
   Food and beverage                                   30.2         26.7
   Casino                                              63.6         56.0
   Other costs and expenses                            85.5         80.9
                                                     ------        -----
                                                      199.8        181.7
                                                     ------        -----
Gaming operating income                              $ 32.7         41.8
                                                     ======        =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

COMPARISON OF FISCAL QUARTERS ENDED MARCH 31, 1996 AND 1995


OVERVIEW

Net income for the 1996 first quarter increased 14 percent to $36.6 million or $.75 per share, compared to $32.0 million or $.66 per share in 1995. Total revenue in the 1996 quarter increased 13 percent to $429.9 million, while total operating income increased seven percent to $79.0 million from $74.0 million in 1995.

HOTELS

Hotel revenue for the 1996 quarter was $197.4 million, an increase of 25 percent over 1995, while hotel operating income increased 41 percent to $55.2 million from $39.1 million last year. Adjusting for the impact of consolidating the Company's vacation ownership projects in Las Vegas and Orlando beginning in 1996, revenue increased 16 percent. The effect of consolidating the vacation ownership projects on operating income was not significant. The hotel segment continues to benefit from improving industry fundamentals. The favorable supply-demand balance, particularly in the full service segment, continues to drive higher occupancy levels and greater pricing flexibility. The Company capitalized on these strong fundamentals in the first quarter, producing operating income increases at nearly all of its owned and partially owned hotels. Occupancy for hotels owned or managed was 72 percent in 1996 compared to 70 percent in 1995. Average room rates increased five percent over the prior year.

Operating income from the Waldorf-Astoria increased $2.7 million over the 1995 first quarter on higher occupancy, principally due to growth in leisure travel room nights and continued strength in individual business traveler stays. Results improved at other major market full service properties, including the Palmer House Hilton and the 50% owned Washington Hilton and Towers, which benefitted from higher average room rates, and the 50% owned New York Hilton and Towers and San Francisco Hilton and Towers, which demonstrated improved occupancies. Operating income at these four properties improved a combined

$4.2 million over the prior year. In line with expectations, operating income from the New Orleans Hilton Riverside and Towers decreased $1.3 million from an exceptional 1995 first quarter.

A robust U.S. economy continues to fuel increased individual business traveler room nights at the Company's airport properties. Combined income for the Company's eight wholly-owned and partially owned airport properties increased $2.6 million over the prior year. Revenue per available room increased 12 percent over the comparable 1995 period.

Results at the 50% owned Hilton Hawaiian Village increased $1.5 million from the 1995 first quarter, primarily on the strength of a 10 percent increase in average room rate. Major renovation projects completed in 1995 have led to a combined $3.2 million increase in operating income at the San Diego Hilton Beach and Tennis Resort and the Portland Hilton. Revenue per available room at these two wholly-owned properties increased 30 percent from the 1995 first quarter.

Management and franchise fees increased $3.7 million in 1996 to $25.5 million. Fee revenue is based primarily on operating revenue at managed properties and rooms revenue at franchised hotels.

Future operating results could be unfavorably impacted by additional capacity or factors which influence demand, including increases in transportation and fuel costs or sustained recessionary periods. The Company believes its financial strength, market presence and diverse product line will enable it to remain competitive in the hotel segment.

GAMING

Total gaming revenue increased four percent in the 1996 quarter to $232.5 million from $223.5 million in the 1995 quarter. Casino revenue, a component of gaming revenue, decreased 10 percent to $106.7 million in 1996 compared to $118.1 million in the comparable 1995 period. Gaming operating income decreased 22 percent to $32.7 million from $41.8 million in the 1995 first quarter.

Results at the Las Vegas Hilton decreased $21.5 million from the prior year, resulting in an operating loss for the quarter, primarily due to an abnormally low baccarat drop and win percentage on its premium play baccarat business. The baccarat win percentage decreased 12 points from the 1995 first quarter and volume decreased 44 percent compared to the record volume in the first quarter of last year. Results at the Las Vegas Hilton are more volatile than the Company's other casinos because this property caters to the premium play segment of the market. Future fluctuations in premium play volume and win percentage could result in continued volatility in operating income at this property.

The Flamingo Hilton - Las Vegas recorded a $9.8 million increase in operating income, benefitting from major expansion and enhancement projects completed in 1995. Improved occupancy and average rate resulted in a 21 percent increase in revenue per available room compared to the prior year. Despite continued market softness, the Flamingo Hilton - Laughlin posted a modest increase in operating income on the strength of slot play. Combined results from the Reno Hilton and the Flamingo Hilton - Reno decreased $1.2 million due to increased competition and the absence of the city's major bowlers convention.

Operating income from the Company's river casino operations in New Orleans, including equity and fee income, decreased $1.7 million from the 1995 first quarter. In January 1996 the 50% owned joint venture replaced its river casino with a smaller vessel owned by the Company. The smaller vessel is leased by the Company to the 50% owned joint venture. Fee income from the one-third owned consortium which operates and manages Casino Windsor increased $1.2 million from the prior year.

Equity and fee income from the 19.9% owned Hotel Conrad and Jupiters Casino in Australia increased $2.3 million from the prior year, primarily due to lower than normal table game win in the 1995 period. Equity and fee income from the 19.9% owned Conrad International Treasury, which opened in May 1995 in Brisbane, totaled $1.5 million.

Occupancy for the Nevada hotel-casinos was 92 percent in the 1996 quarter compared to 86 percent last year. The average room rate for the Nevada properties increased four percent.

The gaming industry continues to experience growth and increasing competition, particularly in existing markets. Competitors have announced and are developing new projects which will add significant room supply and casino space to the Las Vegas market over the next three years. These additions could adversely impact the Company's future gaming income.

FINANCING ACTIVITIES

Interest and dividend income increased $1.0 million to $7.5 million due to higher investable balances. Consolidated interest expense was $21.5 million in the 1996 period compared to $22.4 million in 1995, while interest expense from unconsolidated affiliates decreased $.9 million.

INCOME TAXES

The effective income tax rate for the 1996 period was 39.2 percent compared to
39.0 percent in 1995. The Company's effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes.

MINORITY INTEREST

The minority interest results from the consolidation of the 67.4% owned New Orleans Hilton Riverside and Towers.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL SPENDING

Net cash provided by operating activities remained strong at $86.9 million for the three months ended March 31, 1996 compared to $79.3 million in the same period last year. Working capital decreased from $182.4 at December 31, 1995 to $112.8 million at March 31, 1996. This decrease was primarily the result of using working capital to reduce long-term borrowings and to fund new construction and investments. During the 1996 quarter the Company reduced its borrowings under its commercial paper program and revolving bank credit lines by a total of $152.9 million. Capital expenditures during the period totaled $31.6 million, while new investments amounted to $14.7 million.

Refurbishment programs are continually underway at the Company's hotel and casino properties. In addition, construction projects continued at a number of Company properties during the 1996 quarter. In January 1996 the Company broke ground on the "Star Trek: The Experience at the Las Vegas Hilton" attraction and related themed casino, which is scheduled to open in Spring 1997. Construction is proceeding on the 90% owned Flamingo Casino - Kansas City, which will include a casino, hotel, concessions and entertainment facilities. The casino is on schedule for a Summer 1996 opening; the hotel is expected to be in operation by Summer 1997. Construction also continues on schedule at the 43% owned Conrad International Punta del Este Resort and Casino in Punta del Este, Uruguay, with a planned early 1997 casino opening.

In January 1996 the Company announced plans to target mid-market business travelers through a major expansion of its Hilton Garden Inn product. The Company plans to add as many as 100 new Hilton Garden Inns over the next five years, approximately 80 percent of which will be new construction with the remainder to be conversions of existing properties. Construction of the first phase of the expansion will begin in 1996 and is expected to be financed by the Company, either solely or with partners.

The Company anticipates that capital expenditures and investments in 1996, including the funding requirements associated with the aforementioned projects, will total approximately $370 million. The Company intends to fund these expenditures through new borrowings, available debt capacity and internal cash flows.

LONG-TERM DEBT

Long-term debt at March 31, 1996 totaled $916 million compared to $1.1 billion at December 31, 1995. This decrease is primarily due to the $152.9 million reduction in borrowings under its commercial paper program and revolving bank credit lines.

The Company's long-term revolving credit facilities had an aggregate commitment at March 31, 1996 of $597.5 million, of which $265.7 million supported the issuance of commercial paper. Excluding balances outstanding and the portion of the commitment which supports the issuance of commercial paper, $293.1 million of revolving bank debt financing was available to the Company at March 31, 1996. In addition, $30 million in financing remains available under the Company's Series B Medium Term Note program.

The Company currently has an effective shelf registration with the Securities and Exchange Commission for up to $65 million of new debt securities. In April 1996 the Company filed a registration statement with the Securities and Exchange Commission for a proposed offering of up to $575 million principal amount (including the $65 million effective shelf registration) of Convertible Subordinated Notes due 2006. This registration has not yet become effective. Upon completion of the offering, the net proceeds will be used to refinance certain outstanding indebtedness and for general corporate purposes, including funding the development and construction of Hilton Garden Inn properties and additional construction costs of the Flamingo Casino - Kansas City and the "Star
Trek: The Experience at the Las Vegas Hilton" attraction.

PART II          OTHER INFORMATION


ITEM 5.          OTHER INFORMATION

                 In February 1996 the Company named Stephen F. Bollenbach President and Chief Executive Officer. Barron Hilton, who had held the position of Chief Executive Officer, will continue as Chairman of the Board of Directors.


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K


(A)      EXHIBITS

         27.     Financial Data Schedule

(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the first quarter of fiscal 1996.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HILTON HOTELS CORPORATION
                                          (Registrant)





Date:  May 7, 1996                     ______________________________
                                       Matthew J. Hart
                                       Executive Vice President and
                                         Chief Financial Officer





Date:  May 7, 1996                     _______________________________
                                       William C. Lebo, Jr.
                                       Senior Vice President and
                                         General Counsel