Form 10-Q/A
period 1996-03-31
HILTON HOTELS CORP
filed 1996-05-07
CIK 47580

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q/A


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

        Filed herewith are the required signatures in typed form pursuant to Rule 302 of Regulation S-T.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HILTON HOTELS CORPORATION
                                          (Registrant)





Date:  May 7, 1996                      /s/ MATTHEW J. HART
                                       ------------------------------
                                       Matthew J. Hart
                                       Executive Vice President and
                                         Chief Financial Officer





Date:  May 7, 1996                      /s/ WILLIAM C. LEBO, JR.
                                       ------------------------------
                                       William C. Lebo, Jr.
                                       Senior Vice President and
                                         General Counsel