Form 10-Q
period 1996-06-30
HILTON HOTELS CORP
filed 1996-08-07
CIK 47580

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996


                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from ...................... to ......................




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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1996 --- Common Stock, $2.50 par value --- 48,852,239 shares.

PART I      FINANCIAL INFORMATION



Company or group of companies for which report is filed:

    HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1.     FINANCIAL STATEMENTS


Consolidated Statements of Income
(in millions, except per share amounts)

                                                                 Three months ended             Six months ended
                                                                      June 30,                      June 30,
                                                                1996           1995           1996           1995
- ---------------------------------------------------------------------------------------       --------------------
Revenue            Rooms                                   $    165.6          151.2          320.7          287.7
                   Food and beverage                             74.0           67.4          144.6          129.1
                   Casino                                       112.7          133.9          219.4          252.0
                   Management and franchise fees                 31.5           25.2           61.2           49.3
                   Other                                         59.4           30.3          107.0           58.9
                   Operating income
                        from unconsolidated affiliates           26.8           16.2           47.0           29.1
                   --------------------------------------------------------------------        ----------------------
                                                                470.0          424.2          899.9          806.1
- ---------------------------------------------------------------------------------------        ----------------------

Expenses           Rooms                                         49.4           47.2           97.6           91.1
                   Food and beverage                             61.3           57.8          120.7          111.7
                   Casino                                        58.1           60.1          121.7          116.1
                   Other costs and expenses                     175.5          146.8          346.3          294.0
                   Corporate expense                             13.0            7.3           21.9           14.2
                   --------------------------------------------------------------------        ----------------------
                                                                357.3          319.2          708.2          627.1
- ---------------------------------------------------------------------------------------        ----------------------

Operating income                                                112.7          105.0          191.7          179.0

                   Interest and dividend income                   8.7            9.2           16.2           15.7
                   Interest expense                             (17.5)         (24.3)         (38.8)         (46.8)
                   Interest expense, net, from
                        unconsolidated affiliates                (4.3)          (3.5)          (7.0)          (7.1)
                   Property transactions                            -             .3              -            1.0
- ---------------------------------------------------------------------------------------        ----------------------

Income before income taxes
and minority interest                                            99.6           86.7          162.1          141.8
                   Provision for income taxes                    39.1           32.6           63.6           54.1
                   Minority interest, net                         1.3            1.2            2.7            2.8
- ---------------------------------------------------------------------------------------        ----------------------
Net income                                                 $     59.2           52.9           95.8           84.9
- ---------------------------------------------------------------------------------------        ----------------------
- ---------------------------------------------------------------------------------------        ----------------------

Net income per share                                       $      1.20           1.09           1.96           1.75
- ---------------------------------------------------------------------------------------        ----------------------
- ---------------------------------------------------------------------------------------        ----------------------
Average number
of shares                                                        49.2           48.7           48.8           48.6

- ---------------------------------------------------------------------------------------        ----------------------
- ---------------------------------------------------------------------------------------        ----------------------

Consolidated Balance Sheets
(in millions)


                                                                           June 30,     December 31,
                                                                               1996             1995
- -----------------------------------------------------------------------------------------------------

Assets                   Current assets
                           Cash and equivalents                           $    290.4            338.0
                           Temporary investments                                56.3             70.7
                           Other current assets                                336.3            308.6
                         ----------------------------------------------------------------------------
                         Total current assets                                  683.0            717.3
                         Investments                                           564.6            595.3
                         Property and equipment, net                         1,713.7          1,695.9
                         Other assets                                           62.2             51.8
                         ----------------------------------------------------------------------------
                         Total assets                                     $  3,023.5          3,060.3
                         ----------------------------------------------------------------------------
                         ----------------------------------------------------------------------------
Liabilities and          Current liabilities
stockholders' equity       Accounts payable and accrued expenses          $    304.1            306.5
                           Current maturities of long-term debt                 56.8            216.8
                           Income taxes payable                                 22.0             11.6
                         ----------------------------------------------------------------------------
                         Total current liabilities                             382.9            534.9
                         Long-term debt                                      1,101.2          1,069.7
                         Deferred income taxes and other liabilities           189.6            202.0
                         Stockholders' equity                                1,349.8          1,253.7
                         ----------------------------------------------------------------------------
                         Total liabilities and stockholders' equity       $  3,023.5          3,060.3
                         ----------------------------------------------------------------------------
                         ----------------------------------------------------------------------------

Consolidated Statements of Cash Flows
(in millions)


                                                                                    Six months ended
                                                                                         June 30,
                                                                                    1996           1995
- ---------------------------------------------------------------------------------------------------------

Operating activities    Net income                                              $   95.8           84.9
                        Adjustments to reconcile net income to net
                          cash provided by operating activities:
                          Depreciation and amortization                             74.0           70.3
                          Change in working capital components:
                            Other current assets                                    27.5           21.0
                            Accounts payable and accrued expenses                  (18.4)         (25.8)
                            Income taxes payable                                    10.4            3.2
                          Increase (decrease) in deferred income taxes                .6           (1.1)
                          Decrease in other liabilities                            (10.2)         (17.1)
                          Unconsolidated affiliates' distributions
                            in excess of earnings                                    7.9           15.3
                          Gain from property transactions                              -           (1.0)
                          Other                                                      (.5)           (.3)
                        --------------------------------------------------------------------------------

                        Net cash provided by operating activities                  187.1          149.4
- ---------------------------------------------------------------------------------------------------------

Investing activities    Capital expenditures                                       (81.2)        (106.8)
                        Additional investments                                     (36.7)         (46.8)
                        Decrease in temporary investments                           17.6          109.0
                        Payments on notes and other investments                      1.0            8.7
                        --------------------------------------------------------------------------------

                        Net cash used in investing activities                      (99.3)         (35.9)
- ---------------------------------------------------------------------------------------------------------

Financing activities    (Decrease) increase in commercial paper
                          borrowings and revolving loans                          (457.2)          95.9
                        Long-term borrowings                                       490.0              -
                        Reduction of long-term debt                               (161.5)         (78.3)
                        Issuance of common stock                                    22.6            5.6
                        Cash dividends                                             (29.3)         (28.9)
                        --------------------------------------------------------------------------------

                        Net cash used in financing activities                     (135.4)          (5.7)
- ---------------------------------------------------------------------------------------------------------

(Decrease) increase in cash and equivalents                                        (47.6)         107.8
Cash and equivalents at beginning of year                                          338.0          184.4
- ---------------------------------------------------------------------------------------------------------

Cash and equivalents at end of period                                           $  290.4          292.2
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

Summary of Operations
(dollars in millions, except per share and average rate amounts)

                                                     Three months ended       Six months ended
                                                           June 30,                 June 30,
                                                      1996           1995      1996           1995
- ----------------------------------------------------------------------------------------------------

Revenue            Hotels                        $   232.2          181.4     429.6          339.8
                   Gaming                            237.8          242.8     470.3          466.3
                   --------------------------------------------------------------------------------
                   Total                         $   470.0          424.2     899.9          806.1
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------

Operating          Hotels                        $    82.1           58.7     137.3           97.8
income             Gaming                             43.6           53.6      76.3           95.4
                   Corporate expense                 (13.0)          (7.3)    (21.9)         (14.2)
                   --------------------------------------------------------------------------------

                   Total                             112.7          105.0     191.7          179.0
                   Net interest expense              (13.1)         (18.6)    (29.6)         (38.2)
                   Property transactions                 -             .3         -            1.0
                   Provision for income taxes        (39.1)         (32.6)    (63.6)         (54.1)
                   Minority interest, net             (1.3)          (1.2)     (2.7)          (2.8)
- ----------------------------------------------------------------------------------------------------

Net income                                       $    59.2           52.9      95.8           84.9
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------

Average number of
shares                                                49.2           48.7      48.8           48.6
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------

Percentage of
occupancy          Hotels                               77             75        74             72
                   Gaming                               91             88        90             86
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------

Average rate       Hotels                        $     133            125       135            127
                   Gaming                               73             70        74             70
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------

                                                       June 30, 1996                 June 30, 1995
                                             ------------------------------   -------------------------------
                                             Number of   Available   Casino   Number of   Available  Casino
                                             Properties   Rooms      Sq. ft.  Properties   Rooms     Sq. ft.
- -------------------------------------------------------------------------------------------------------------

Hotels         Wholly owned or leased               17    8,603       -              18     9,106     -
               Partially owned                      15   14,963       -              15    14,992     -
               Managed                              26   15,849       -              23    14,786     -
               Franchised                          167   42,788       -             160    40,914     -
               ----------------------------------------------------------------------------------------------
               Total hotels                        225   82,203       -             216    79,798     -

Gaming         Owned, partially owned and
               managed casinos and
               hotel-casinos                        10   12,782     617,000          10    12,782   602,000
- -------------------------------------------------------------------------------------------------------------

               Total                               235   94,985     617,000         226    92,580   602,000
- -------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------

NET INCOME PER SHARE

The calculations of common and equivalent shares, net income and net income per share are as follows:


                                                       Three months ended             Six months ended
                                                             June 30,                      June 30,
                                                       1996           1995           1996           1995
                                                       ----           ----           ----           ----
Shares outstanding
  beginning of period                            48,784,804     48,193,096     48,337,178     48,114,723
Net common shares issued/
  issuable upon exercise
  of certain stock
  options                                           451,405        479,828        434,373        466,399
                                                 ----------     ----------     ----------     ----------
Common and equivalent
  shares                                         49,236,209     48,672,924     48,771,551     48,581,122
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------

Net income (in millions)                              $59.2          $52.9          $95.8          $84.9
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------

Net income per share                                  $1.20          $1.09          $1.96          $1.75
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------

Dividends declared per share                           $.30           $.30           $.60           $.60
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  GENERAL

The consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its 1995 Annual Report to Stockholders and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The statements for the three and six months ended June 30, 1996 and 1995 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results for the unaudited periods.

The consolidated financial statements for the 1995 periods reflect certain reclassifications to conform with classifications adopted in 1996. These classifications have no effect on net income.

NOTE 2:  SUPPLEMENTAL CASH FLOW INFORMATION
                                                      Six months ended
                                                           June 30,
                                                    1996             1995
                                                   ------           ------
                                                        (in millions)

Cash paid during the period for the following:

Interest, net of amounts capitalized               $40.9             46.5
Income taxes                                        46.3             51.5

NOTE 3:  INVESTMENTS

Summarized operating results of the Company's unconsolidated affiliates are as follows:

                             Three months ended            Six months ended
                                  June 30,                      June 30,
                           1996             1995         1996             1995
                          ------           ------       ------           ------
                               (in millions)                 (in millions)


Revenue                   $358.6            324.5        711.8            621.1
Expenses                   304.2            291.8        594.7            558.9
Net Income                  47.9             32.0        101.2             56.5

NOTE 4:  ACQUISITION OF BALLY ENTERTAINMENT CORPORATION

On June 6, 1996 the Company entered into an agreement with Bally Entertainment Corporation ("Bally") pursuant to which Bally will merge with and into the Company. If the merger is consummated, each share of Bally common stock issued and outstanding immediately prior to the merger would be converted into the right to receive one share of common stock of the Company, after giving effect to a contemplated 4 for 1 split of the Company's common stock. In the event that the trading price of the Company's common stock (after giving effect to the contemplated stock split) is less than $27.00 per share, each holder of Bally common stock will receive an additional cash payment, up to $3.00 per share, equal to the excess of $27.00 over such trading price. Each share of Bally's Preferred Redeemable Increased Dividend Equity Securities, 8% PRIDES, Convertible Preferred Stock outstanding immediately prior to the merger will be converted into the right to receive one share of newly authorized Preferred Redeemable Increased Dividend Equity Securities, 8% PRIDES, Convertible Preferred Stock of the Company. In addition, the Company will assume Bally's net debt of approximately $1 billion.

The transaction, which has been approved by both Bally's and the Company's Boards of Directors, is subject to approval by the companies' stockholders and various regulatory agencies, including gaming regulators of several states, and is expected to close by year end 1996.

NOTE 5:  SUPPLEMENTAL SEGMENT DATA

Supplemental hotel segment data for the three and six months ended June 30, 1996 and 1995 are as follows:


                                                       Three months ended             Six months ended
                                                             June 30,                      June 30,
                                                       1996           1995           1996           1995
                                                       ----           ----           ----           ----
                                                          (in millions)                  (in millions)
Revenue
   Rooms                                             $105.1           94.4          199.3          177.8
   Food and beverage                                   39.2           36.1           74.3           67.7
   Management and franchise fees                       27.2           22.6           52.7           44.4
   Other                                               38.8           13.9           67.2           27.5
   Operating income
       from unconsolidated affiliates                  21.9           14.4           36.1           22.4
                                                     ------          -----          -----          -----
                                                      232.2          181.4          429.6          339.8
                                                     ------          -----          -----          -----
Expenses
   Rooms                                               28.5           27.4           56.2           53.2
   Food and beverage                                   30.5           28.7           59.7           55.9
   Other costs and expenses                            91.1           66.6          176.4          132.9
                                                     ------          -----          -----          -----
                                                      150.1          122.7          292.3          242.0
                                                     ------          -----          -----          -----
Hotel operating income                                $82.1           58.7          137.3           97.8
                                                     ------          -----          -----          -----
                                                     ------          -----          -----          -----


Supplemental gaming segment data for the three and six months ended June 30, 1996 and 1995 are as follows:


                                                       Three months ended            Six months ended
                                                             June 30,                     June 30,
                                                       1996           1995         1996             1995
                                                       ----           ----         ----             ----
                                                          (in millions)                (in millions)
Revenue
   Rooms                                              $60.5           56.8          121.4          109.9
   Food and beverage                                   34.8           31.3           70.3           61.4
   Casino                                             112.7          133.9          219.4          252.0
   Management and franchise fees                        4.3            2.6            8.5            4.9
   Other                                               20.6           16.4           39.8           31.4
   Operating income
       from unconsolidated affiliates                   4.9            1.8           10.9            6.7
                                                     ------          -----          -----          -----
                                                      237.8          242.8          470.3          466.3
                                                     ------          -----          -----          -----
Expenses
   Rooms                                               20.9           19.8           41.4           37.9
   Food and beverage                                   30.8           29.1           61.0           55.8
   Casino                                              58.1           60.1          121.7          116.1
   Other costs and expenses                            84.4           80.2          169.9          161.1
                                                     ------          -----          -----          -----
                                                      194.2          189.2          394.0          370.9
                                                     ------          -----          -----          -----
Gaming operating income                               $43.6           53.6           76.3           95.4
                                                     ------          -----          -----          -----
                                                     ------          -----          -----          -----

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

COMPARISON OF FISCAL QUARTERS ENDED JUNE 30, 1996 AND 1995
- ----------------------------------------------------------


OVERVIEW

Net income for the 1996 second quarter increased 12 percent to $59.2 million or $1.20 per share, compared to $52.9 million or $1.09 per share in 1995. Total revenue in the 1996 quarter increased 11 percent to $470.0 million, while total operating income increased seven percent to $112.7 million from $105.0 million in 1995.

HOTELS

Hotel revenue for the 1996 quarter was $232.2 million, an increase of 28 percent over 1995, while hotel operating income increased 40 percent to $82.1 million from $58.7 million last year. Adjusting for the impact of consolidating the Company's vacation ownership projects in Las Vegas and Orlando beginning in 1996, revenue increased 18 percent; the impact of this consolidation on operating income was not significant. The hotel segment continues to benefit from strong industry fundamentals, particularly in the full service segment.
The increase in demand continues to outpace supply growth, resulting in higher occupancy levels and substantial pricing power. The Company took advantage of these strong fundamentals in the second quarter, producing operating income increases at nearly all of its owned and partially owned hotels. Occupancy for hotels owned or managed was 77 percent in 1996 compared to 75 percent in 1995. Average room rate increased six percent to $133 from $125 in the prior year.

All of the Company's ten major full service properties demonstrated improved operating results compared to the 1995 period. Operating income from the Waldorf=Astoria increased $3.3 million over the 1995 second quarter on the continued strength of individual business traveler and leisure guest stays. Revenue per available room increased 18 percent over the 1995 quarter. Double digit growth in revenue per available room was also attained at the O'Hare Hilton, the Palmer House Hilton and the 50% owned

Chicago Hilton and Towers. Combined results from these three properties increased $4.7 million over the prior year. Results improved at other major market full service properties, including the 50% owned New York Hilton and Towers and the 50% owned San Francisco Hilton and Towers, both of which benefited from significant room rate increases, and the 50% owned Washington Hilton and Towers, which achieved improved occupancy. Operating income at these three partially owned properties improved a combined $3.5 million over the 1995 second quarter. Results at the 50% owned Hilton Hawaiian Village improved $1.9 million from the prior year on continued favorable leisure travel trends. As a group, the operating income contribution from these ten properties (which also includes the New Orleans Hilton Riverside and Towers and the 50% owned Capital Hilton) improved 42 percent over the 1995 quarter. Occupancy at these hotels was 83 percent versus 79 percent in the 1995 quarter, with average daily rate increasing to $151 from $140 and revenue per available room improving 14 percent.

Benefiting from major renovation projects completed in 1995, operating income at the San Diego Hilton Beach and Tennis Resort and the Portland Hilton increased a combined $2.3 million over the prior year. Revenue per available room at these two wholly owned properties increased 26 percent from the 1995 second quarter.

Hotel management and franchise fees increased $4.6 million in 1996 to $27.2 million. Fee revenue is based primarily on operating revenue at managed properties and rooms revenue at franchised hotels.

Future operating results could be unfavorably impacted by additional capacity or factors which influence demand, including increases in transportation and fuel costs or sustained recessionary periods. The Company does not anticipate any meaningful near term increase in supply in the full service segment given the long lead times inherent in this type of construction. The Company also believes its financial strength, market presence and diverse product line will enable it to remain competitive in the hotel segment.

GAMING

Total gaming revenue decreased two percent in the 1996 second quarter to $237.8 million from $242.8 million in 1995. Casino revenue, a component of gaming revenue, decreased 16 percent to $112.7 million in 1996 compared to $133.9 million in the prior year. Gaming operating income decreased 19 percent to $43.6 million from $53.6 million in the 1995 second quarter.

Results at the Las Vegas Hilton decreased $18.9 million from the prior year, primarily due to a significant reduction in the win percentage on its premium play baccarat business. The baccarat win percentage decreased 39 points from a much higher than normal win percentage in the 1995 second quarter, while baccarat volume was consistent with the prior year. Results at the Las Vegas Hilton are more volatile than the Company's other casinos because this property caters to the premium play segment of the market. Future fluctuations in premium play volume and win percentage could result in continued volatility in operating income at this property.


The Flamingo Hilton - Las Vegas recorded an $8.5 million increase in operating income, continuing to benefit from major expansion and enhancement projects completed in 1995. Occupancy was 98 percent for the quarter and revenue per available room increased 19 percent compared to the prior year. Combined results from the Reno Hilton and the Flamingo Hilton - Reno decreased $5.3 million from the comparable 1995 quarter. Both properties demonstrated lower occupancy and reduced room rates due to increased competition and the absence of the city's major bowling convention. Operating income from the Flamingo Hilton
- - Laughlin and the Company's river casino operations in New Orleans were consistent with the 1995 second quarter.

Equity and fee income from the 19.9% owned Hotel Conrad and Jupiters Casino in Australia increased $2.7 million from the prior year, primarily due to increased table game win compared to the 1995 period. Equity and fee income from the 19.9% owned Conrad International Treasury, which opened in April 1995 in Brisbane, increased $1.6 million. Fee income from the one-third owned consortium which operates and manages Casino Windsor was consistent with the prior year.

Combined table hold for the Nevada hotel-casinos decreased to 18 percent in the 1996 second quarter from 29 percent in the 1995 period, driven by the variance in premium play hold at the Las Vegas Hilton. Occupancy for the Nevada hotel-casinos was 93 percent in the 1996 quarter compared to 90 percent last year. The average room rate for the Nevada properties increased three percent to $70.

The gaming industry continues to experience growth and increasing competition, particularly in existing markets. Competitors have announced and are developing new projects which will add significant room supply and casino space to the Las Vegas market over the next several years. These additions could adversely impact the Company's future gaming income.

CORPORATE EXPENSE

Corporate expense increased $5.7 million to $13.0 million in the 1996 second quarter. The 1996 period includes a $4.4 million non-cash charge for stock-based compensation related to the 1996 Chief Executive Stock Incentive Plan.

FINANCING ACTIVITIES

Interest and dividend income totaled $8.7 million in the 1996 period compared to $9.2 million in 1995. Consolidated interest expense decreased $6.8 million to $17.5 million due to lower average debt levels and lower interest rates compared to the 1995 second quarter. Interest expense from unconsolidated affiliates increased $.8 million.

INCOME TAXES

The effective income tax rate for the 1996 period was 39.3 percent compared to
37.6 percent in 1995. The Company's effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes.


MINORITY INTEREST

The minority interest results from the consolidation of the 67.4% owned New Orleans Hilton Riverside and Towers.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 AND 1995
- -----------------------------------------------------


OVERVIEW

Net income for the six month period was $95.8 million or $1.96 per share, an increase of 13 percent over last year. Total revenue in the 1996 period increased 12 percent to $899.9 million, while total operating income increased seven percent to $191.7 million from $179.0 million in 1995.

HOTELS

Hotel revenue increased 26 percent to $429.6 million for the six month period from $339.8 million in 1995, while hotel operating income increased 40 percent to $137.3 million from $97.8 million in the 1995 period. Adjusting for the impact of consolidating the Company's vacation ownership projects in Las Vegas and Orlando beginning in 1996, revenue increased 17 percent; the impact of this consolidation on operating income was not significant. Operating income increased at most of the Company's owned and partially owned hotels. Occupancy for hotels owned or managed was 74 percent in 1996 compared to 72 percent in 1995. Average room rates increased six percent to $135 from $127 in the prior year.

Strong individual business traveler and leisure guest volume coupled with a seven percent increase in average room rate drove a $6.1 million increase in operating income at the Waldorf=Astoria. The O'Hare Hilton, the Palmer House Hilton and the 50% owned Chicago Hilton and Towers each achieved gains in both occupancy and average rate, resulting in double digit growth in revenue per available room. Combined results from these three properties increased $6.2 million over the prior year. Strong volume and increased average rates also led to operating income improvements at other major market full service properties, including the 50% owned New York Hilton and Towers, the 50% owned San Francisco Hilton and Towers and the 50% owned Washington Hilton and Towers. Operating income from these three partially owned properties improved a combined $6.8 million over the 1995 period. Results from the 50% owned Hilton Hawaiian Village improved $3.3 million on continued strength in leisure travel. Combined operating income contribution from the Company's ten major full service properties improved 42 percent over the first six months of 1995. Occupancy at these hotels increased two points to 77 percent in 1996, with average daily rate increasing to $151 from $141 and revenue per available room increasing ten percent.

Combined operating income from the San Diego Hilton Beach and Tennis Resort and the Portland Hilton increased $5.6 million, reflecting the completion of major renovation projects in 1995.

Hotel management and franchise fees for the six month period increased $8.3 million to $52.7 million.

GAMING

Total gaming revenue in the 1996 six month period increased one percent to $470.3 million from $466.3 million in 1995. Casino revenue, a component of gaming revenue, was $219.4 million in 1995 compared to $252.0 million in the prior year. Gaming operating income decreased 20 percent to $76.3 million from $95.4 million in the 1995 period.

Operating income at the Las Vegas Hilton decreased $40.4 million from the prior year, resulting in an operating loss for the period, primarily due to decreased volume and an abnormally low win percentage on its premium play baccarat
business.   The baccarat win percentage decreased 22 points from a higher than normal win percentage in the 1995 period and baccarat drop decreased 26 percent from record volume in the prior year. Results from the Flamingo Hilton - Las Vegas increased $18.2 million in the 1996 six month period, reflecting improved occupancy, average rate and gaming volume following the completion of major expansion and enhancement projects in 1995. Increased competition and absence of the city's major bowling convention resulted in reduced occupancy and room rate pressures at the Flamingo Hilton - Reno and the Reno Hilton. Combined results from these two properties decreased $6.5 million from the 1995 period. Operating income from the Flamingo Hilton - Laughlin was consistent with the prior year. Equity and fee income from the Company's river casino operations in New Orleans, which operated a smaller facility in the 1996 period, decreased $1.1 million.

Equity and fee income from the 19.9% owned Hotel Conrad and Jupiters Casino increased $5.0 million from the prior year, primarily due to increased table game win. Benefiting from a full six months of operations, equity and fee income from the 19.9% owned Conrad International Treasury increased $3.1 million. Fee income from the one-third owned consortium which operates and manages Casino Windsor increased $1.5 million from the 1995 period.

Combined table hold for the Nevada hotel-casinos decreased to 16 percent in the 1996 period from 24 percent in the prior year, primarily due to the variance in premium play hold at the Las Vegas Hilton. Occupancy for the Nevada hotel-casinos was 92 percent in the 1996 period versus 88 percent last year. The average room rate for Nevada increased four percent to $72.

CORPORATE EXPENSE

Corporate expense increased $7.7 million to $21.9 million in the 1996 six month period. The 1996 period includes a $4.4 million non-cash charge for stock-based compensation related to the 1996 Chief Executive Stock Incentive Plan.

FINANCING ACTIVITIES

Interest and dividend income totaled $16.2 million in the 1996 period compared to $15.7 million in the prior year. Consolidated interest expense decreased $8.0 million to $38.8 million in the 1996 period due to lower average debt levels and lower interest rates. Interest expense from unconsolidated affiliates was consistent between periods.

INCOME TAXES

The effective income tax rate for the 1996 period was 39.2 percent compared to
38.2 percent in 1995.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL SPENDING

Net cash provided by operating activities totaled $187.1 million for the six months ended June 30, 1996 compared to $149.4 million in the same period last year. Working capital increased to $300.1 million at June 30, 1996 from $182.4 million at December 31, 1995. This increase was primarily the result of utilizing long-term financing to fund current debt maturities. Capital expenditures during the period totaled $81.2 million, while new investments amounted to $36.7 million.

Refurbishment programs are continually underway at the Company's hotel and casino properties. In addition, construction projects continued at a number of Company properties during the 1996 quarter. In January 1996 the Company broke ground on the "Star Trek: The Experience at the Las Vegas Hilton" attraction and related themed casino, which is scheduled to open in Spring 1997. Construction is proceeding on the 90% owned Flamingo Casino - Kansas City, which will include a casino, hotel, concessions and entertainment facilities. The casino is on schedule for an August 1996 opening; the hotel is expected to be in operation by mid-1997. Construction also continues on schedule at the 43% owned Conrad International Punta del Este Resort and Casino in Punta del Este, Uruguay, with a planned January 1997 casino opening.

In January 1996 the Company announced plans to target mid-market business travelers through a major expansion of its franchising program using the Hilton Garden Inn product. The Company plans to franchise as many as 100 new Hilton Garden Inns over the next five years, approximately 80 percent of which will be new construction with the remainder to be conversions of existing properties. The Company has committed up to $100 million to facilitate the initial development of the Garden Inn product, which will primarily take the form of joint venture investments and subordinated loans.

The Company anticipates that capital expenditures and investments in 1996, including the funding requirements associated with the aforementioned projects, will total approximately $380 million. In addition, the Company plans to significantly grow its room base through selective acquisition of large full service hotels. The Company intends to fund these expenditures through internal cash flows or new borrowings.

LONG-TERM DEBT

Long-term debt at June 30, 1996 totaled $1.1 billion, consistent with total long-term debt at December 31, 1995. During the six month period the Company repaid $457.2 million of long-term debt, representing all borrowings under its commercial paper program and revolving bank credit lines. In May 1996 the Company completed a $500 million public offering of 5% convertible subordinated notes.

The Company's long-term revolving credit facilities had an aggregate commitment at June 30, 1996 of $597.5 million, all of which was available to the Company. In addition, $30 million in financing remains available under the Company's Series B Medium Term Note program.

PART II       OTHER INFORMATION
- --------------------------------


ITEM 4.       RESULTS OF VOTES OF SECURITY HOLDERS

              The annual meeting of stockholders was held on Thursday, May 9, 1996 at the Beverly Hilton in Beverly Hills, California. Approximately 86 percent of the eligible shares were voted.

              The following were elected to Hilton's Board of Directors for a three year term expiring in 1999: Stephen F. Bollenbach, Dieter
              H. Huckestein, Donald R. Knab, and Benjamin V. Lambert, each of whom received approximately 99 percent of the votes cast.

              The stockholders also approved the 1996 Stock Incentive Plan and the 1996 Chief Executive Stock Incentive Plan, each having received approximately 97 percent of the votes cast. Additionally, the ratification of Arthur Andersen LLP to serve as auditors for the Company for fiscal 1996 was adopted by 99 percent of the votes cast.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K


(a)  EXHIBITS

     2.1 Agreement and Plan of Merger between Hilton Hotels Corporation and Bally Entertainment Corporation dated as of June 6, 1996.

    10.2 Consulting Agreement by and between Hilton Hotels Corporation and Arthur M. Goldberg dated as of June 6, 1996.

    27.   Financial Data Schedule

(b)  REPORTS ON FORM 8-K

    On June 13, 1996 the Company filed a report on Form 8-K under Item 5 Other Events to report that it had entered into an agreement and plan of merger, dated as of June 6, 1996 with Bally Entertainment Corporation ("Bally"), pursuant to which Bally will merge with and into the Company.

                                      SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HILTON HOTELS CORPORATION
                                          (Registrant)





Date:  August 7, 1996                  /s/ Matthew J. Hart
                                       ----------------------------
                                       Matthew J. Hart
                                       Executive Vice President and
                                        Chief Financial Officer





Date:  August 7, 1996                  /s/ William C. Lebo, Jr.
                                       ----------------------------
                                       William C. Lebo, Jr.
                                       Senior Vice President and
                                        General Counsel