Form 10-Q
period 1996-09-30
HILTON HOTELS CORP
filed 1996-11-12
CIK 47580

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ............ to ..........


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1996 --- Common Stock, $2.50 par value --- 195,446,254 shares.

PART I    FINANCIAL INFORMATION

Company or group of companies for which report is filed:

                   HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)





                                                                            Three months ended            Nine months ended
                                                                               September 30,                 September 30,
                                                                            1996           1995           1996           1995
-----------------------------------------------------------------------------------------------        ----------------------

Revenue        Rooms                                                    $  154.8          145.9          475.5          433.6
               Food and beverage                                            64.3           61.4          208.9          190.5
               Casino                                                      120.9          110.6          340.3          362.6
               Management and franchise fees                                31.5           26.4           92.7           75.7
               Other                                                        58.4           31.5          165.4           90.4
               Operating income
                from unconsolidated affiliates                              23.6            9.9           70.6           39.0
               --------------------------------------------------------------------------------        ----------------------

                                                                           453.5          385.7        1,353.4        1,191.8
-----------------------------------------------------------------------------------------------        ----------------------

Expenses       Rooms                                                        48.6           47.0          146.2          138.1
               Food and beverage                                            57.0           55.1          177.7          166.8
               Casino                                                       55.9           59.1          177.6          175.2
               Other costs and expenses                                    175.7          161.6          522.0          455.6
               Corporate expense                                            15.1           10.3           37.0           24.5
               --------------------------------------------------------------------------------        ----------------------

                                                                           352.3          333.1        1,060.5          960.2
-----------------------------------------------------------------------------------------------        ----------------------

Operating income                                                           101.2           52.6          292.9          231.6

               Interest and dividend income                                  9.2            9.4           25.4           25.1
               Interest expense                                            (16.4)         (24.5)         (55.2)         (71.3)
               Interest expense, net, from
                unconsolidated affiliates                                   (2.4)          (4.7)          (9.4)         (11.8)
               Property transactions                                           -             .2              -            1.2
-----------------------------------------------------------------------------------------------        ----------------------

Income before income taxes
and minority interest                                                       91.6           33.0          253.7          174.8
               Provision for income taxes                                   36.3            7.5           99.9           61.6
               Minority interest, net                                         .8             .7            3.5            3.5
-----------------------------------------------------------------------------------------------        ----------------------

Net income                                                               $  54.5           24.8          150.3          109.7
-----------------------------------------------------------------------------------------------        ----------------------
-----------------------------------------------------------------------------------------------        ----------------------



Net income per share                                                      $  .28            .13            .77            .57
-----------------------------------------------------------------------------------------------        ----------------------
-----------------------------------------------------------------------------------------------        ----------------------

Average number
of shares                                                                  197.3          194.6          195.1          194.2
-----------------------------------------------------------------------------------------------        ----------------------
-----------------------------------------------------------------------------------------------        ----------------------


HILTON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)


                                                                                  September 30,   December 31,
                                                                                           1996           1995
--------------------------------------------------------------------------------------------------------------

Assets                   Current assets
                          Cash and equivalents                                         $  211.4          338.0
                          Temporary investments                                            56.3           70.7
                          Other current assets                                            342.1          308.6
                         -------------------------------------------------------------------------------------
                         Total current assets                                             609.8          717.3
                         Investments                                                      590.0          595.3
                         Property and equipment, net                                    1,757.1        1,695.9
                         Other assets                                                      62.5           51.8
                         -------------------------------------------------------------------------------------

                         Total assets                                                $  3,019.4        3,060.3
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

Liabilities and          Current liabilities
stockholders' equity      Accounts payable and accrued expenses                        $  307.3          306.5
                          Current maturities of long-term debt                             15.7          216.8
                          Income taxes payable                                             32.0           11.6
                         -------------------------------------------------------------------------------------
                         Total current liabilities                                        355.0          534.9
                         Long-term debt                                                 1,087.2        1,069.7
                         Deferred income taxes and other liabilities                      185.1          202.0
                         Stockholders' equity                                           1,392.1        1,253.7
                         -------------------------------------------------------------------------------------

                         Total liabilities and stockholders' equity                  $  3,019.4        3,060.3
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------


HILTON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)


                                                                                           Nine months ended
                                                                                              September 30,
                                                                                           1996           1995
--------------------------------------------------------------------------------------------------------------

Operating activities     Net income                                                    $  150.3          109.7
                         Adjustments to reconcile net income to net
                          cash provided by operating activities:
                          Depreciation and amortization                                   110.8          104.5
                          Change in working capital components:
                           Other current assets                                            22.4           26.9
                           Accounts payable and accrued expenses                           (8.5)           2.1
                           Income taxes payable                                            20.4            1.4
                          Decrease in deferred income taxes                                (2.1)          (7.1)
                          Decrease in other liabilities                                   (12.8)         (19.0)
                          Unconsolidated affiliates' distributions
                           in excess of earnings                                           15.6           26.4
                          Gain from property transactions                                   -             (1.2)
                          Other                                                              .6            (.7)
                         -------------------------------------------------------------------------------------
                         Net cash provided by operating activities                        296.7          243.0
--------------------------------------------------------------------------------------------------------------

Investing activities     Capital expenditures                                            (167.1)        (151.8)
                         Additional investments                                           (69.9)         (73.7)
                         Decrease in temporary investments                                 17.5          124.1
                         Payments on notes and other investments                            1.1           17.5
                         -------------------------------------------------------------------------------------

                         Net cash used in investing activities                           (218.4)         (83.9)
--------------------------------------------------------------------------------------------------------------

Financing activities     (Decrease) increase in commercial paper
                          borrowings and revolving loans                                 (457.2)         172.9
                         Long-term borrowings                                             490.0              -
                         Reduction of long-term debt                                     (216.9)        (191.6)
                         Issuance of common stock                                          23.1            8.0
                         Cash dividends                                                   (43.9)         (43.4)
                         -------------------------------------------------------------------------------------

                         Net cash used in financing activities                           (204.9)         (54.1)
--------------------------------------------------------------------------------------------------------------

(Decrease) increase in cash and equivalents                                              (126.6)         105.0
Cash and equivalents at beginning of year                                                 338.0          184.4
--------------------------------------------------------------------------------------------------------------

Cash and equivalents at end of period                                                  $  211.4          289.4
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------


HILTON HOTELS CORPORATION AND SUBSIDIARIES
SUMMARY OF OPERATIONS
(dollars in millions, except average rate amounts)


                                                                             Three months ended            Nine months ended
                                                                                September 30,                 September 30,
                                                                            1996           1995           1996           1995
-----------------------------------------------------------------------------------------------------------------------------

Revenue             Hotels                                              $  214.9          168.7          644.5          508.5
                    Gaming                                                 238.6          217.0          708.9          683.3
                    ---------------------------------------------------------------------------------------------------------
                    Total                                               $  453.5          385.7        1,353.4        1,191.8
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

Operating           Hotels                                               $  72.4           43.0          209.7          140.8
income              Gaming                                                  43.9           19.9          120.2          115.3
                    Corporate expense                                      (15.1)         (10.3)         (37.0)         (24.5)
                    ---------------------------------------------------------------------------------------------------------

                    Total                                                  101.2           52.6          292.9          231.6
                    Net interest expense                                    (9.6)         (19.8)         (39.2)         (58.0)
                    Property transactions                                      -             .2              -            1.2
                    Provision for income taxes                             (36.3)          (7.5)         (99.9)         (61.6)
                    Minority interest, net                                   (.8)           (.7)          (3.5)          (3.5)
-----------------------------------------------------------------------------------------------------------------------------

Net income                                                               $  54.5           24.8          150.3          109.7
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

Percentage of
occupancy           Hotels                                                    77             76             75             74
                    Gaming                                                    89             87             90             86
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

Average rate        Hotels                                                $  129            119            133            124
                    Gaming                                                    68             66             72             69
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------


                                                       September 30, 1996                         September 30, 1995
                                              --------------------------------------       ----------------------------------
                                               Number of       Available      Casino        Number of   Available      Casino
                                              Properties           Rooms     Sq. ft.       Properties       Rooms     Sq. ft.
-----------------------------------------------------------------------------------------------------------------------------

Hotels         Wholly owned or leased                 17           8,603           -               18       9,106           -
               Partially owned                        15          14,977           -               15      14,992           -
               Managed                                26          15,849           -               23      14,786           -
               Franchised                            170          43,279           -              162      41,414           -
               --------------------------------------------------------------------------------------------------------------
               Total hotels                          228          82,708           -              218      80,298           -

Gaming         Owned, partially owned and
                managed casinos and
                hotel-casinos                         10          12,782     617,000               10      12,782     602,000
-----------------------------------------------------------------------------------------------------------------------------

               Total                                 238          95,490     617,000              228      93,080     602,000
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------


NET INCOME PER SHARE

The calculations of common and equivalent shares, net income and net income per share are as follows:


                                                               Three months ended                       Nine months ended
                                                                  September 30,                           September 30,
                                                             1996                1995                1996                1995
                                                             ----                ----               -----               -----

Shares outstanding
  beginning of period                                 195,400,356         193,096,532         193,348,712         192,458,892
Net common shares issued/
  issuable upon exercise
  of certain stock
  options                                               1,879,454           1,501,996           1,784,811           1,744,396
                                                      -----------         -----------         -----------         -----------
Common and equivalent
  shares                                              197,279,810         194,598,528         195,133,523         194,203,288
                                                      -----------         -----------         -----------         -----------
                                                      -----------         -----------         -----------         -----------
Net income (in millions)                                    $54.5               $24.8              $150.3              $109.7
                                                            -----               -----              ------              ------
                                                            -----               -----              ------              ------
Net income per share                                         $.28                $.13                $.77                $.57
                                                             ----                ----                ----                ----
                                                             ----                ----                ----                ----
Dividends declared per share                                $.075               $.075               $.225               $.225
                                                            -----               -----               -----               -----
                                                            -----               -----               -----               -----


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  GENERAL

The consolidated financial statements presented herein have been prepared by Hilton Hotels Corporation and subsidiaries (the "Company") in accordance with the accounting policies described in its 1995 Annual Report to Stockholders and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The statements for the three and nine months ended September 30, 1996 and 1995 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

The consolidated financial statements for the 1995 periods reflect certain reclassifications to conform with classifications adopted in 1996. These classifications have no effect on net income.


NOTE 2:  STOCK SPLIT

On September 19, 1996, the stockholders of the Company approved a four-for-one stock split which was distributed on September 25, 1996 to stockholders of record on September 19, 1996. All references in the financial statements to number of shares, per share amounts and dividends paid have been restated to reflect this stock split.


NOTE 3:  SUPPLEMENTAL CASH FLOW INFORMATION
                                                               Nine months ended
                                                                 September 30,
                                                                1996      1995
                                                                ----      ----
                                                                (in millions)
Cash paid during the period for the following:

Interest, net of $5.7 and $2.6 capitalized, respectively       $60.3      74.3
Income taxes                                                    71.6      64.8


NOTE 4:  INVESTMENTS

Summarized operating results of the Company's unconsolidated affiliates are as follows:

                                  Three months ended       Nine months ended
                                     September 30,           September 30,
                                    1996      1995           1996      1995
                                    ----      ----           ----      ----
                                     (in millions)           (in millions)

Revenue                           $363.6     373.1        1,075.4     994.2
Expenses                           267.8     342.3          862.5     901.2
Net Income                          87.0      26.9          188.2      83.4

NOTE 5:  SUPPLEMENTAL SEGMENT DATA

Supplemental hotel segment data for the three and nine months ended September 30, 1996 and 1995 are as follows:

                                  Three months ended       Nine months ended
                                     September 30,           September 30,
                                    1996      1995           1996      1995
                                    ----      ----           ----      ----
                                     (in millions)           (in millions)
Revenue
   Rooms                         $ 101.2      94.0          300.5     271.8
   Food and beverage                31.2      30.8          105.5      98.5
   Management and franchise fees    26.8      23.3           79.5      67.7
   Other                            38.5      14.3          105.7      41.8
   Operating income
       from unconsolidated
       affiliates                   17.2       6.3           53.3      28.7
                                 -------     -----          -----     -----
                                   214.9     168.7          644.5     508.5
                                 -------     -----          -----     -----
Expenses
   Rooms                            28.4      27.5           84.6      80.7
   Food and beverage                27.0      26.6           86.7      82.5
   Other costs and expenses         87.1      71.6          263.5     204.5
                                 -------     -----          -----     -----
                                   142.5     125.7          434.8     367.7
                                 -------     -----          -----     -----
Hotel operating income           $  72.4      43.0          209.7     140.8
                                 -------     -----          -----     -----
                                 -------     -----          -----     -----

Supplemental gaming segment data for the three and nine months ended September 30, 1996 and 1995 are as follows:

                                  Three months ended       Nine months ended
                                     September 30,           September 30,
                                    1996      1995           1996      1995
                                    ----      ----           ----      ----
                                     (in millions)           (in millions)

Revenue
   Rooms                         $  53.6      51.9          175.0     161.8
   Food and beverage                33.1      30.6          103.4      92.0
   Casino                          120.9     110.6          340.3     362.6
   Management and franchise fees     4.7       3.1           13.2       8.0
   Other                            19.9      17.2           59.7      48.6
   Operating income
       from unconsolidated
       affiliates                    6.4       3.6           17.3      10.3
                                 -------     -----          -----     -----
                                   238.6     217.0          708.9     683.3
                                 -------     -----          -----     -----
Expenses
   Rooms                            20.2      19.5           61.6      57.4
   Food and beverage                30.0      28.5           91.0      84.3
   Casino                           55.9      59.1          177.6     175.2
   Other costs and expenses         88.6      90.0          258.5     251.1
                                 -------     -----          -----     -----
                                   194.7     197.1          588.7     568.0
                                 -------     -----          -----     -----
Gaming operating income          $  43.9      19.9          120.2     115.3
                                 -------     -----          -----     -----
                                 -------     -----          -----     -----

NOTE 6:  ACQUISITIONS

On June 6, 1996, the Company entered into an agreement with Bally Entertainment Corporation ("Bally") pursuant to which Bally will merge with and into the Company. If the merger is consummated, each share of Bally common stock issued and outstanding immediately prior to the merger would be converted into the right to receive one share of common stock of the Company. In the event that the Determination Price (as defined) of the Company's common stock is less than $27.00 per share, each holder of Bally common stock will receive an additional cash payment, up to $3.00 per share, equal to the excess of $27.00 over such Determination Price. Each share of Bally's Preferred Redeemable Increased Dividend Equity Securities, 8% PRIDES, Convertible Preferred Stock outstanding immediately prior to the merger will be converted into the right to receive one share of newly authorized Preferred Redeemable Increased Dividend Equity Securities, 8% PRIDES, Convertible Preferred Stock of the Company. In addition, the Company will assume Bally's net debt of approximately $1 billion. The transaction, which has been approved by both Bally's and the Company's respective Boards of Directors and stockholders, is subject to approval by various regulatory agencies, including gaming regulators of several states, and is expected to close by year end 1996.

During the third quarter, the Company announced agreements with The Prudential Insurance Company of America ("Prudential") whereby the Company will acquire the majority of Prudential's ownership interests in the Chicago Hilton and Towers, San Francisco Hilton and Towers, Washington Hilton and Towers, New York Hilton and Towers, Rye Town Hilton and Capital Hilton hotels for a combined cost of $433 million. The sale of the San Francisco and Chicago properties closed in October; the sale of the remaining properties is expected to close by year end.

NOTE 7: SUBSEQUENT EVENTS

On October 25, 1996, the Company announced cash tender offers, contingent on the consummation of the Bally merger, to purchase any and all of each of the following series of notes of Bally's wholly owned subsidiaries: 9 1/4% Bally's Park Place Funding, Inc. First Mortgage Notes due 2004; 10 5/8% GNF, Corp. First Mortgage Notes due 2003; and Bally Casino Holdings, Inc. Senior Discount Notes and Senior Discount Notes due 1998. The Company is also soliciting consents to amend the indentures governing each series of notes.

Also on October 25, 1996, the Company announced a cash tender offer, contingent on the consummation of the Bally merger, to purchase any and all of the 10 3/8% First Mortgage Notes due 2003 of Bally's Grand, Inc., an approximately 85% owned subsidiary of Bally. The Company is also soliciting consents to amend the indenture governing such notes.

Successful completion of the tender offers at the offer prices announced on October 25, 1996 would result in an extraordinary loss in the fourth quarter which may be significant to the Company's results of operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

COMPARISON OF FISCAL QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995


OVERVIEW

Net income for the 1996 third quarter increased 120 percent to $54.5 million or $.28 per share, compared to $24.8 million or $.13 per share in 1995. Total revenue in the 1996 quarter increased 18 percent to $453.5 million, while total operating income increased 92 percent to $101.2 million from $52.6 million in 1995.

HOTELS

Hotel revenue for the 1996 quarter was $214.9 million, an increase of 27 percent over 1995, while hotel operating income increased 68 percent to $72.4 million from $43.0 million last year. Adjusting for the impact of consolidating the Company's vacation ownership projects in Las Vegas and Orlando beginning in 1996, revenue increased 18 percent; the impact of this consolidation on operating income was not significant. Hotel industry fundamentals remain strong, particularly in the full service segment. The Company continues to benefit from high demand and limited new supply at most of its major full service properties. The Company capitalized on these strong fundamentals in the third quarter, improving margins and producing operating income increases at nearly all of its owned and partially owned hotels. Occupancy for hotels owned or managed was 77 percent in 1996 compared to 76 percent in 1995. The average room rate increased 8 percent to $129 from $119 in the prior year.

Each of the Company's ten major full service properties achieved improved operating results compared to the 1995 third quarter. Combined operating income from the Waldorf=Astoria and the 50% owned New York Hilton and Towers increased $2.8 million over the 1995 third quarter on strong individual business traveler and leisure guest volume. Combined revenue per available room increased 13 percent over the 1995 quarter. Double digit growth in revenue per available room was also attained at the O'Hare Hilton, the Palmer House Hilton, and the one-third owned Chicago Hilton and Towers. Combined results from these three properties increased $3.3 million over the prior year. Operating income from the 50% owned Hilton Hawaiian Village, the 50% owned San Francisco Hilton and Towers and the New Orleans Hilton Riverside and Towers, benefiting from significant increases in revenue per available room, increased a combined $2.4 million compared to the 1995 quarter. As a group, the operating income from these ten properties (which also includes the 50% owned Capital Hilton and the 50% owned Washington Hilton and Towers) improved 39 percent over the 1995 quarter. Occupancy at these hotels was 82 percent versus 81 percent in the 1995 quarter, with the average daily rate increasing to $144 from $133 and revenue per available room improving 11 percent.

Results at the San Diego Hilton Beach and Tennis Resort and the Portland Hilton continue to benefit from major renovation projects completed in the prior year. Operating income increased a combined $1.3 million over the 1995 third quarter. Combined revenue per available room at these two wholly owned properties increased 18 percent from 1995.

Operating income from the Company's Orlando and Las Vegas vacation ownership projects increased $5.0 million compared to the 1995 period. Results in 1995 include the recognition of deferred operating losses of the Orlando project, prompted by the completion of the first phase of construction.

Hotel management and franchise fees increased $3.5 million in 1996 to $26.8 million. Fee revenue is based primarily on operating revenue at managed properties and room revenue at franchised hotels.

Future operating results could be unfavorably impacted by new capacity or factors which influence demand, including increases in transportation and fuel costs or sustained recessionary periods. The Company does not anticipate any meaningful near term increase in supply in the full service segment given the long lead times inherent in this type of construction. The Company also believes its financial strength, market presence and diverse product line will enable it to remain competitive in the hotel segment.

GAMING

Total gaming revenue increased 10 percent in the 1996 third quarter to $238.6 million from $217.0 million in 1995. Casino revenue, a component of gaming revenue, increased 9 percent to $120.9 million in 1996 compared to $110.6 million in the prior year. Gaming operating income increased 121 percent to $43.9 million from $19.9 million in the 1995 third quarter.

Results at the Las Vegas Hilton increased $17.9 million from the prior year, primarily due to a significant increase in volume of its premium play baccarat business coupled with a normalized win percentage. Baccarat drop increased 117% over the prior year and the baccarat win percentage increased 13 points from a lower than normal win percentage in the 1995 third quarter. Results at the Las Vegas Hilton are more volatile than the Company's other casinos because this property caters to the premium play segment of the market. Future fluctuations in premium play volume and win percentage could result in continued volatility in operating income at this property.

The Flamingo Hilton - Las Vegas, continuing to benefit from major expansion and enhancement projects completed in 1995, recorded a $1.9 million increase in operating income. Revenue per available room increased 13 percent compared to the prior year. A generally soft market continues to affect the Flamingo Hilton
- Laughlin, which posted a $1.3 million decrease in operating income. Combined results from the Reno Hilton and the Flamingo Hilton - Reno decreased $2.6 million from the comparable 1995 quarter. Both properties demonstrated lower occupancy and reduced room rates due to increased competition in the Reno market. Operating income from the Company's river casino operations in New Orleans increased $1.0 million from the prior year.

Equity and fee income from the 19.9% owned Hotel Conrad and Jupiters Casino in Australia increased $2.9 million from the prior year, primarily due to increased table game win compared to the 1995 period.

Equity and fee income from the 19.9% owned Conrad International Treasury, which opened in April 1995 in Brisbane, remained consistent with prior year.

Combined table hold for the Nevada hotel-casinos increased to 21 percent in the 1996 third quarter from 17 percent in the 1995 period, due to the improvement in premium play hold at the Las Vegas Hilton. Occupancy for the Nevada hotel-casinos was 90 percent in the 1996 quarter compared to 88 percent last year.
The average room rate for the Nevada properties increased two percent to $65.

The gaming industry continues to experience growth and increasing competition, particularly in existing markets. Competitors have announced and are developing new projects which will add significant room supply and casino space to the Las Vegas market over the next several years. These additions could adversely impact the Company's future gaming income.

CORPORATE EXPENSE

Corporate expense increased $4.8 million to $15.1 million in the 1996 third quarter. The 1996 period includes a $2.6 million non-cash charge for stock-based compensation related to the 1996 Chief Executive Stock Incentive Plan.

FINANCING ACTIVITIES

Interest and dividend income totaled $9.2 million in the 1996 period compared to $9.4 million in 1995. Consolidated interest expense decreased $8.1 million to $16.4 million primarily due to lower interest rates and lower average debt levels compared to the 1995 third quarter. Interest expense from unconsolidated affiliates decreased $2.3 million.

INCOME TAXES

The effective income tax rate for the 1996 period was 39.6 percent compared to
22.7 percent in 1995. The Company's effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes. The 1995 effective income tax rate benefited from the favorable resolution of Federal tax issues for prior years and the utilization of foreign tax credits.

MINORITY INTEREST

The minority interest results from the consolidation of the 67.4% owned New Orleans Hilton Riverside and Towers.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

OVERVIEW

Net income for the nine month period was $150.3 million or $.77 per share, an increase of 37 percent over last year. Total revenue in the 1996 period increased 14 percent to $1.4 billion, while total operating income increased 26 percent to $292.9 million from $231.6 million in 1995.

HOTELS

Hotel revenue increased 27 percent to $644.5 million for the nine month period from $508.5 million in 1995, while hotel operating income increased 49 percent to $209.7 million from $140.8 million in the 1995 period. Adjusting for the impact of consolidating the Company's vacation ownership projects in Las Vegas and Orlando beginning in 1996, revenue increased 17 percent; the impact of this consolidation on operating income was not significant. Occupancy for hotels owned or managed was 75 percent in 1996 compared to 74 percent in 1995. Average room rates increased 7 percent to $133 from $124 in the prior year.

Combined operating income at the Waldorf=Astoria and the 50% owned New York Hilton and Towers increased $12.1 million over the 1995 period, driven by a combined 13 percent increase in revenue per available room. The O'Hare Hilton, the Palmer House Hilton and the one-third owned Chicago Hilton and Towers each demonstrated gains in both occupancy and average rates, resulting in double digit growth in revenue per available room. Combined results from these three properties increased $9.5 million over the prior year. Combined operating income at the 50% owned Capital Hilton and the 50% owned Washington Hilton and Towers improved $2.4 million compared to the same period in the prior year. Strong volume and increased average room rates also led to operating income improvements at other major market full service properties, including the 50% owned Hilton Hawaiian Village, the 50% owned San Francisco Hilton and Towers and the New Orleans Hilton Riverside and Towers. Combined operating income from these three properties improved $6.9 million over the 1995 period. Combined operating income from the Company's ten major full service properties improved 42 percent over the first nine months of 1995. Occupancy at these hotels increased two points to 79 percent in 1996, with the average daily room rate increasing to $148 from $138 and revenue per available room increasing 10 percent.

Combined operating income from the San Diego Hilton Beach and Tennis Resort and the Portland Hilton increased $6.9 million, reflecting the completion of major renovation projects in 1995.

Operating income from the Company's Orlando and Las Vegas vacation ownership projects increased $6.9 million compared to the 1995 period. Results in 1995 include the recognition of deferred operating losses of the Orlando project.

Hotel management and franchise fees for the nine month period increased $11.8 million to $79.5 million.

GAMING

Total gaming revenue in the 1996 nine month period increased four percent to $708.9 million from $683.3 million in 1995. Casino revenue, a component of gaming revenue, was $340.3 million in 1996 compared to $362.6 million in the prior year. Gaming operating income increased four percent to $120.2 million from $115.3 million in the 1995 period.

Operating income at the Las Vegas Hilton decreased $22.4 million from the prior year, primarily due to a reduction in the win percentage on its premium play
baccarat business.   The baccarat win percentage decreased 12 points from a
higher than normal win percentage in the 1995 period.  Results from the

Flamingo Hilton - Las Vegas increased $20.2 million in the 1996 nine month period, reflecting improved occupancy, average room rate and gaming volume since the completion of significant property improvements in the prior year. Increased competition continues to result in reduced occupancy and room rate pressures at the Flamingo Hilton - Reno and the Reno Hilton. Combined results from these two properties decreased $9.1 million from the 1995 period. A generally soft market continues to affect the Flaming Hilton - Laughlin, which posted a $1.3 million decrease in operating income. Operating income from the Company's river casino operations in New Orleans was consistent with the prior year.

Equity and fee income from the 19.9% owned Hotel Conrad and Jupiters Casino increased $7.9 million from the prior year, primarily due to increased table game win. Benefiting from a full nine months of operations, equity and fee income from the 19.9% owned Conrad International Treasury increased $3.4 million. Fee income from the one-third owned consortium which operates and manages Casino Windsor increased $1.8 million from the 1995 period.

Combined table hold for the Nevada hotel-casinos decreased to 18 percent in the 1996 period from 22 percent in the prior year, primarily due to the variance in premium play hold at the Las Vegas Hilton. Occupancy for the Nevada hotel-casinos was 92 percent in the 1996 period versus 88 percent last year. The average room rate for Nevada increased three percent to $69.

CORPORATE EXPENSE

Corporate expense increased $12.5 million to $37.0 million in the 1996 nine month period. The 1996 period includes a $7.0 million non-cash charge for stock-based compensation related to the 1996 Chief Executive Stock Incentive Plan.

FINANCING ACTIVITIES

Interest and dividend income totaled $25.4 million in the 1996 period compared to $25.1 million in the prior year. Consolidated interest expense decreased $16.1 million to $55.2 million in the 1996 period due to lower average debt levels, lower interest rates and higher amounts of capitalized interest on construction projects. Interest expense from unconsolidated affiliates decreased $2.4 million.

INCOME TAXES

The effective income tax rate for the 1996 period was 39.4 percent compared to
35.2 percent in 1995. The 1995 effective income tax rate benefited from the favorable resolution of Federal tax issues for prior years and the utilization of foreign tax credits.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL SPENDING

Net cash provided by operating activities totaled $296.7 million for the nine months ended September 30, 1996 compared to $243.0 million in the same period last year. Working capital increased to $254.8 million at September 30, 1996 from $182.4 million at December 31, 1995. This increase was primarily the result of utilizing long-term financing to fund current debt maturities. Capital expenditures during the period totaled $167.1 million, while new investments amounted to $69.9 million.

During the third quarter, the Company announced agreements with The Prudential Insurance Company of America ("Prudential") whereby the Company will acquire the majority of Prudential's ownership interests in the Chicago Hilton and Towers, San Francisco Hilton and Towers, Washington Hilton and Towers, New York Hilton and Towers, Rye Town Hilton and Capital Hilton hotels for a combined cost of $433 million. The sale of the San Francisco and Chicago properties closed in October; the sale of the remaining properties is expected to close by year end. The Company plans to continue to significantly grow its revenue base through selective acquisition of large full service hotels.

Refurbishment programs are continually underway at the Company's hotel and casino properties. In addition, construction projects continued at a number of Company properties during the 1996 period. In January 1996 the Company broke ground on the "Star Trek: The Experience at the Las Vegas Hilton" attraction and related themed casino, which is scheduled to open in mid 1997. Construction was completed on the Flamingo Casino - Kansas City river casino, which opened in October. Construction continues on the related hotel facility, which is expected to be in operation by mid 1997. Construction also continues on schedule at the 43% owned Conrad International Punta del Este Resort and Casino in Punta del Este, Uruguay, with a planned January 1997 casino opening.

In January 1996 the Company announced plans to target mid-market business travelers through a major expansion of its franchising program using the Hilton Garden Inn product. The Company plans to franchise as many as 100 new Hilton Garden Inns over the next five years, approximately 80 percent of which will be new construction with the remainder to be conversions of existing properties.

The Company anticipates that acquisitions, capital expenditures and investments in 1996, including the funding requirements associated with the aforementioned projects, will total approximately $800 million. The Company intends to fund these expenditures through internal cash flows and new borrowings.

On June 6, 1996, the Company entered into an agreement with Bally pursuant to which Bally will merge with and into the Company. If the merger is consummated, each share of Bally common stock issued and outstanding immediately prior to the merger would be converted into the right to receive one share of common stock of the Company. In the event that the Determination Price (as defined) of the Company's common stock is less than $27.00 per share, each holder of Bally common stock will receive an additional cash payment, up to $3.00 per share, equal to the excess of $27.00 over such Determination Price. Each share of Bally's Preferred Redeemable Increased Dividend Equity Securities, 8% PRIDES, Convertible Preferred Stock outstanding immediately prior to the merger will be converted into the right to receive one share of newly authorized Preferred Redeemable Increased Dividend Equity Securities, 8% PRIDES, Convertible Preferred Stock of the Company. In addition, the Company will assume Bally's net debt of approximately $1 billion. The transaction, which has been approved by both Bally's and the Company's respective Boards of Directors and stockholders, is subject to approval by various regulatory agencies, including gaming regulators of several states, and is expected to close by year end 1996.

In August 1996 the Company announced the signing of a heads of agreement for a strategic alliance with Ladbroke Group, PLC ("Ladbroke"), whose wholly owned subsidiary, Hilton International, holds the rights to the Hilton name outside of the United States. The aim of the alliance is to reunify the Hilton brand name. Under the terms of the alliance, which is subject to the execution of definitive agreements and certain regulatory approvals, the Company and Ladbroke intend, beginning in 1997, to cooperate on sales and marketing, loyalty programs, hotel development and other operational matters. The definitive agreements will contain a reciprocal opportunity for the purchase of shares in the other party. The Company intends to acquire a five percent stake in Ladbroke at the earliest opportunity after the execution of the agreements.

LONG-TERM DEBT

Long-term debt at September 30, 1996 totaled $1.1 billion, consistent with total long-term debt at December 31, 1995. During the nine month period the Company repaid $457.2 million of long-term debt, representing all borrowings under its commercial paper program and revolving bank credit lines. In May 1996 the Company completed a $500 million public offering of 5% convertible subordinated notes.

The Company's long-term revolving credit facilities had an aggregate commitment at September 30, 1996 of $597.5 million, all of which was available to the Company. In addition, $30 million in financing remains available under the Company's Series B Medium Term Note program. In October 1996, the Company closed on a five-year, $1.75 billion revolving credit facility which consolidates and increases the Company's existing revolving credit facility.

Also in October 1996, the Company announced cash tender offers, contingent on the consummation of the Bally merger, to purchase any and all of each of the following series of notes of Bally's wholly owned subsidiaries: 9 1/4% Bally's Park Place Funding, Inc. First Mortgage Notes due 2004; 10 5/8% GNF, Corp. First Mortgage Notes due 2003; and Bally Casino Holdings, Inc. Senior Discount Notes and Senior Discount Notes due 1998. In addition, the Company announced a cash tender offer, contingent on the consummation of the Bally merger, to purchase the 10 3/8% First Mortgage
Notes of Bally's Grand, Inc., an approximately 85% owned subsidiary of Bally.
 The Company is also soliciting consents to amend the indentures governing each series of notes. The principal purpose of the tender offers is to reduce the debt service obligations of the Company following the merger with Bally and to eliminate certain restrictive covenants to provide the Company with additional operating flexibility following the merger. It is currently contemplated that the Company will finance the purchase of notes pursuant to the tender offers, if consummated, with available funds, including borrowings under the $1.75 billion revolving credit facility and/or with commercial paper. As of September 30, 1996, the outstanding principal amount of the 10 5/8% Notes, the 9 1/4% Notes and the 10 3/8% Notes was $275.0 million, $425.0 and $315.0 million, respectively, and the accreted value of the Discount
Notes was $165.9 million ($69.8 million of accreted value of such Discount
Notes being held by Bally). Successful completion of the tender offers at the offer prices announced on October 25, 1996 would result in an extraordinary loss in the fourth quarter which may be significant to the Company's results of operations.

PART II   OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

          On September 19, 1996, the stockholders of the Company approved a four-for-one stock split of the Company's Common Stock, which was distributed on September 25, 1996 to stockholders of record on September 19, 1996.

ITEM 4.   RESULTS OF VOTES OF SECURITY HOLDERS

          A special meeting of stockholders was held on Thursday, September 19, 1996 at the Beverly Hilton in Beverly Hills, California. Approximately 86 percent of the eligible shares were voted.

          The stockholders voted to approve and adopt the Agreement and Plan of Merger, as amended, pursuant to which, among other things, Bally will merge with and into the Company, and to approve the grant of options to purchase shares of Hilton Common Stock to the Chairman, President and Chief Executive Officer of Bally (collectively, the "Merger Proposal"). Approximately 99 percent of the votes cast were voted for the Merger Proposal.

          The stockholders voted to amend the Hilton Certificate of Incorporation to: (i) increase the number of authorized shares of Hilton Common Stock from 90,000,000 to 400,000,000; (ii) increase the number of authorized shares of preferred stock of Hilton from 10,000,000 to 24,832,700 ("Hilton Preferred Stock") and (iii) designate 14,832,700 shares of Hilton Preferred Stock as Hilton PRIDES. Approximately 99 percent of the votes cast were voted for such proposal.

          The stockholders voted to approve a stock split of Hilton Common Stock, whereby each share of Hilton Common Stock would be subdivided into four shares of Hilton Common Stock. Approximately 99 percent of the votes cast were voted for such proposal. Stockholders also approved the issuance pursuant to the Agreement and Plan of Merger of shares of Hilton Common Stock (estimated to be up to approximately 62,273,733, subject to adjustment) and up to 14,832,700 shares of Hilton PRIDES. Approximately 99 percent of the votes cast were voted for such proposal.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     27. Financial data schedule for the nine month period ended September 30, 1996.

(b)  REPORTS ON FORM 8-K

     The Company filed a report on Form 8-K dated August 29, 1996, under Item 5 Other Events to report the signing of a heads of agreement for a strategic alliance with Ladbroke Group, PLC, whose wholly-owned subsidiary, Hilton International, holds the rights to the Hilton name outside of the United States.

     The Company filed a report on Form 8-K dated September 19, 1996, under Item 5 Other Events to report that the stockholders of the Company approved and adopted the Agreement and Plan of Merger, pursuant to which Bally will merge with and into the Company. Additionally, the Company's stockholders approved a four-for-one stock split of the Company's common stock.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HILTON HOTELS CORPORATION
                                            (Registrant)





Date:  November 12, 1996                /s/ MATTHEW J. HART
                                        -----------------------------------
                                        Matthew J. Hart
                                        Executive Vice President and
                                         Chief Financial Officer





Date:  November 12, 1996                /s/ WILLIAM C. LEBO, JR.
                                        -----------------------------------
                                        William C. Lebo, Jr.
                                        Senior Vice President and
                                          General Counsel