Form 10-K
period 1996-12-31
HILTON HOTELS CORP
filed 1997-03-24
CIK 47580

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

For the fiscal year ended December 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ....................... to ......................

Commission File Number 1-3427

                           HILTON HOTELS CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                         36-2058176
  (STATE OR OTHER JURISDICTION            (I.R.S. EMPLOYER
      OF INCORPORATION OR              IDENTIFICATION NUMBER)
         ORGANIZATION)

    9336 CIVIC CENTER DRIVE                    90210
   BEVERLY HILLS, CALIFORNIA                 (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE
            OFFICES)

      Registrant's telephone number, including area code:  (310) 278-4321

          Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
          Title of each class                      on which registered
----------------------------------------  --------------------------------------
Common Stock, par value $2.50 per share             New York, Pacific
Preferred Redeemable Increased Dividend             New York, Pacific
  Equity Securities-SM-, 8% PRIDES-SM-,
  Convertible Preferred Stock, par value
  $1.00 per share

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Based upon the February 28, 1997 New York Stock Exchange closing price of $25.125 per share, the aggregate market value of Registrant's outstanding Common Stock held by non-affiliates of the Registrant was approximately $4.7 billion. On that date, there were 249,238,660 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of Registrant's annual report to stockholders for the fiscal year ended December 31, 1996 are incorporated by reference under Parts I and II. Certain portions of Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

                              GENERAL INFORMATION

CURRENT OPERATIONS

    Hilton Hotels Corporation and its majority and wholly owned subsidiaries are collectively referred to as "Hilton" or the "Company," unless the context indicates otherwise. The Company is primarily engaged in the ownership and management of hotels and hotel-casinos. As of February 1, 1997, all of these properties were located in the United States, with the exception of seven hotels and four hotel-casinos operated by the Company's wholly owned subsidiary, Conrad International Hotels Corporation and its subsidiaries ("Conrad International").

    On February 1, 1997, Hilton owned or leased and operated 29 hotels and managed 42 hotels partially or wholly owned by others. In addition, 174 hotels were operated under the Hilton, Hilton Garden Inn and Hilton Suites names by others pursuant to franchises granted by a subsidiary of Hilton.

    Twelve of the hotels have substantial gaming operations, six of which are wholly or majority owned by the Company and are located in Nevada, two of which are wholly owned by the Company and are located in Atlantic City, New Jersey, and the other four of which are partially owned by the Company and are located in Australia, Turkey and Uruguay. The Company also wholly or partially owns and manages four riverboat casinos in the United States and owns a 50% interest in a company which operates one casino in Canada. The Company's gaming operations accounted for approximately 58%, 50% and 33% of its total operating income in 1994, 1995 and 1996, respectively. The Company's domestic gaming operations are conducted under the Hilton, Flamingo and Bally brand names. For additional information, see the Five Year Summary on page 53 in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996 (the "Stockholders Report"), which report is included as Exhibit 13 hereto and, to the extent specific references are made thereto, incorporated herein by such references.

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

RECENT DEVELOPMENTS

    In December 1996, the Company consummated its acquisition of Bally Entertainment Corporation ("Bally") through the merger of Bally with and into the Company, with the Company surviving the merger (the "Bally Merger"). As a result of the Bally Merger, the Company currently operates the following additional properties, with the Company's percentage ownership indicated parenthetically: (i) the 1,265-room Bally's Park Place Casino Resort in Atlantic City, New Jersey (100%); (ii) the 509-room Atlantic City Hilton in Atlantic City, New Jersey (formerly named The Grand) (100%); (iii) the 2,814-room Bally's Las Vegas in Las Vegas, Nevada (84%); (iv) the Bally's Saloon Gambling Hall
 Hotel dockside casino and 238-room hotel in Robinsonville, Mississippi (near Memphis, Tennessee) (58%); and (v) the Bally's Casino Lakeshore Resort riverboat casino in New Orleans, Louisiana (50%). Additionally, Arthur M. Goldberg, the former Chairman and Chief Executive Officer of Bally, has joined the Company's Board of Directors and serves as Executive Vice President and President--Gaming Operations. See "Acquisitions" in the Notes to the Company's Consolidated Financial Statements on page 39 in the Stockholders Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 25 through 32 in the Stockholders Report.

    Also in December 1996, subsequent to the Bally Merger, the Company consummated cash tender offers to purchase the outstanding debt securities of certain former Bally subsidiaries and the related consent solicitations (collectively, the "Bally Offers"). In total, the Company received tenders and consents of approximately $1.1 billion, or 98% of the total aggregate principal amount of the securities subject to the Bally Offers. The Company funded the Bally Offers primarily with commercial paper. See "Extraordinary Item" in the Notes to the Company's Consolidated Financial Statements on page 39 in the Stockholders Report.

    During the 1996 fourth quarter, the Company acquired from The Prudential Insurance Company of America ("Prudential") approximately 50% of the ownership interests in joint ventures which own the Capital Hilton, Chicago Hilton & Towers, New York Hilton & Towers, Rye Town Hilton, San Francisco Hilton & Towers and Washington Hilton & Towers. As a result of these acquisitions, the Company's ownership interest exceeds 99% in each of these properties, except the Chicago Hilton & Towers, in which the Company's ownership interest is approximately 83%. The Company continues to manage each of these hotels. In 1997 and 1998, the Company will have an option to purchase Prudential's remaining interest in such properties, other than Prudential's .5% interest in the New York Hilton & Towers, and in certain cases Prudential has the right to require the Company to purchase such interests. In connection with the Company's acquisition of Prudential's ownership interest in such joint ventures, the Company and Prudential eliminated area restrictions which limited the Company's ability to operate additional hotels in the New York City and Washington, D.C. markets. See "Acquisitions" in the Notes to the Company's Consolidated Financial Statements on page 39 in the Stockholders Report, "Hotel Operations--Territorial Restrictions" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 25 through 32 in the Stockholders Report.

    In January 1997, the Company finalized agreements with Ladbroke Group PLC ("Ladbroke"), whose wholly owned subsidiary, Hilton International Co. ("HI"), owns the rights to the Hilton name outside the United States. The agreements provide for the reunification of the Hilton brand worldwide through a strategic alliance between the companies, including cooperation on sales and marketing, loyalty programs and other operational matters. The Company and HI have integrated their reservation systems and, in February 1997, launched the Hilton HHonors-Registered Trademark- Worldwide loyalty program. In addition, the alliance permits the Company and Ladbroke to acquire up to 20% of each other's outstanding capital stock and provides for mutual participation in certain future hotel development focusing primarily upon management contracts and franchises. Stephen F. Bollenbach, the Company's President and Chief Executive Officer, has become a non-executive director of Ladbroke and Peter M. George, Chief Executive of Ladbroke, has joined the Board of Directors of Hilton as a non-executive director. Implementation of certain features of the alliance is subject to the receipt of certain regulatory approvals. See "Hotel Operations--Territorial Restrictions."

    In December 1996, the Company and Patriot American Hospitality, Inc. ("Patriot") entered into a letter of intent for Patriot to acquire and develop a range of Hilton properties in key U.S. markets. The alliance calls for Patriot to acquire four existing wholly owned Hilton Suites hotels for approximately $105 million, develop new suites, acquire and convert full-service hotels and suites to the Hilton brand and develop approximately 15 new Hilton Garden Inns.

    In January 1997, the Company commenced an offer to acquire ITT Corporation ("ITT") in a combination cash and stock transaction. The Company offered a price of $55 for each ITT share, for a consideration of approximately $6.5 billion. The total transaction, including assumption of ITT's outstanding debt, would be valued at approximately $10.5 billion. The Company's offer consists of a cash tender offer of $55 per share for a majority of the outstanding ITT shares (the "Tender Offer"), to be followed by a merger whereby ITT shareholders would receive shares of the Company's Common Stock with a value of $55 in exchange for each remaining ITT share, subject to appropriate collar provisions. The Company plans to fund the ITT Tender Offer from a combination of its available cash, working capital, existing credit facilities, borrowings under credit facilities that the Company will seek to obtain from commercial banks and/or issuance of public debt. Hilton has reached a preliminary understanding with HFS Incorporated ("HFS") under which HFS would license, on a long-term worldwide basis, the Sheraton trademark, franchise systems and management agreements. The acquisition is subject to regulatory approvals and other conditions, and therefore there can be no assurance that the Company will be successful in acquiring ITT, or if successful, what effect such acquisition will have on the Company's financial condition or results of operations. On February 12, 1997, the board of directors of ITT recommended that ITT shareholders reject Hilton's offer as inadequate and not in the best interests of ITT shareholders. In response, Hilton expressed its continuing commitment to the transaction, including pursuing the transaction by taking the matter directly to ITT shareholders.

    As of February 1, 1997, the Company owned 41% of the 11 3/4 First Mortgage Notes due 2002 of Claridge Hotel and Casino Corporation ("Claridge"). Claridge owns and operates the Claridge Casino Hotel in Atlantic City, New Jersey, located adjacent to Bally's Park Place. The Company is discussing with Claridge the possible acquisition by the Company of the Claridge Casino Hotel or all of the outstanding stock in Claridge. There is no assurance that such acquisition will occur. Any such acquisition by the Company would be subject to certain regulatory approvals.

    Since January 1, 1996, the Company has taken advantage of additional opportunities to expand its business, which included the opening of a dockside casino in Kansas City, Missouri, the opening of the 508-room Conrad International Centennial Singapore, the opening of the casino in the 300-room Conrad International Punta del Este Resort and Casino, the acquisition of the entire ownership interest in the Anchorage Hilton, the acquisition of the remaining 50% interest in the Hilton Grand Vacations Company joint venture, the acquisition of an additional ownership interest of approximately 17% in Windsor Casino Limited, the sale of the Company's 30% ownership interest in the Conrad International Hong Kong and the sale of the Company's 10% ownership interest in the Miami Airport Hilton & Towers.

    For a more detailed description of the Company's recent developments, see "Hotel Operations," "Gaming Operations" and "Additional Information--Vacation Ownership." For a description of the Company's planned expansion activities, see "Hotel Operations--Expansion Program" and "Gaming Operations--Expansion Program."

INDUSTRY SEGMENTS

    Hilton's revenue and income are derived primarily from two sources: (i) hotel operations, which include the operation of Hilton's owned or leased, partially owned and managed hotels and franchise fees; and (ii) gaming operations, which include the operation of Hilton's owned, partially owned and managed hotel-casinos and riverboat casinos. For financial data relating to the Company's hotel and gaming operations for the three years ended December 31, 1996, see "Segments of Business" in the Notes to the Company's Consolidated Financial Statements on pages 48 and 49 in the Stockholders Report.

    The Company re-entered the international arena in November 1985, with the opening of a hotel-casino in Queensland, Australia and, thereafter, the opening of additional managed (and in some cases, partially owned) hotel properties in Ireland, England, Hong Kong, Turkey, Belgium, Australia, Spain, Egypt, Singapore and Uruguay. To date, the amounts of revenues, operating profits and identifiable assets attributable to geographic areas other than the United States have not been material.

                                HOTEL OPERATIONS

OWNED HOTELS

    On February 1, 1997, the following hotels were owned in fee and operated by
Hilton:

                                                                     YEAR
                                                      NUMBER OF    ACQUIRED
NAME AND LOCATION                                   ROOMS/SUITES   BY HILTON
--------------------------------------------------  -------------  ---------

Atlanta Airport Hilton & Towers                              503     1960
  Atlanta, Georgia(1)
Atlantic City Hilton                                         509     1996
  Atlantic City, New Jersey(2)
Bally's Park Place Casino Resort                           1,265     1996
  Atlantic City, New Jersey(2)

                                                                     YEAR
                                                      NUMBER OF    ACQUIRED
NAME AND LOCATION                                   ROOMS/SUITES   BY HILTON
--------------------------------------------------  -------------  ---------
Palmer House Hilton                                        1,639     1988
  Chicago, Illinois(3)
Flamingo Hilton-Las Vegas                                  3,642     1971
  Las Vegas, Nevada
Las Vegas Hilton                                           3,174     1971
  Las Vegas, Nevada
Flamingo Hilton-Laughlin                                   2,000     1990
  Laughlin, Nevada
New Orleans Airport Hilton                                   317     1959
  New Orleans, Louisiana(1)
New York Hilton & Towers                                   2,041     1996
  New York, New York(4)
Waldorf=Astoria                                            1,380     1977
  New York, New York(5)
Portland Hilton                                              455     1963
  Portland, Oregon
Flamingo Hilton-Reno                                         604     1981
  Reno, Nevada(6)
Reno Hilton                                                2,001     1992
  Reno, Nevada
Rye Town Hilton                                              438     1996
  Rye Brook, New York(4)
San Francisco Hilton & Towers                              1,895     1996
  San Francisco, California(4)
Capital Hilton                                               543     1996
  Washington, D.C.(4)
Washington Hilton & Towers                                 1,123     1996
  Washington, D.C.(4)
Hilton Garden Inn                                            195     1993
  Southfield, Michigan(7)
Hilton Suites                                                224     1991
  Auburn Hills, Michigan(8)
Hilton Suites                                                203     1989
  Brentwood, Tennessee(8)
Hilton Suites                                                230     1989
  Orange, California(8)
Hilton Suites                                                226     1990
  Phoenix, Arizona(8)

---------

(1) The Atlanta Airport Hilton & Towers and the New Orleans Airport Hilton were closed and demolished in 1986 and, thereafter, rebuilt and reopened in 1989.

(2) The Company acquired the referenced properties as a result of the Bally Merger, which was consummated on December 18, 1996. See "General Information--Recent Developments."

(3) The Company owned the Palmer House Hilton from May 1946 to December 1962 and, thereafter, operated the Palmer House Hilton under a lease until acquiring the property in February 1988.

(4) The Company has an ownership interest in excess of 99% in the joint ventures which own each of the referenced properties. The Company had a 50% ownership interest in these properties prior to the 1996 acquisition of substantially all of Prudential's interest in such properties. See "General
    Information--Recent Developments."

(5) The Company operated the Waldorf=Astoria under a lease from February 1950 until acquiring the property in April 1977.

(6) An extension of the casino operation is contained in a structure located on an adjacent block with a skywalk connecting it to the main building. This structure is held under four long-term leases or subleases, expiring on various dates from January 1, 2001 to August 31, 2034, including renewal options, all of which may not necessarily be exercised.

(7) The Company managed the Hilton Garden Inn from July 1991 until acquiring the property in July 1993.

(8) The Company has entered into a letter of intent to sell its interest in each of the referenced properties to Patriot. Subject to the execution of definitive agreements, the sales are anticipated to occur in mid-1997, with the Company continuing to manage each of the properties. See "General Information--Recent Developments."

    As of February 1, 1997, none of the hotels referenced in the table above had any outstanding mortgage indebtedness, except for (i) the Atlanta Airport Hilton & Towers in the amount of $50,000,000; and (ii) the New Orleans Airport Hilton in the amount of $32,000,000.

LEASED HOTELS

    Hilton leases the land upon which seven hotels are located. Upon the expiration of such leases, the buildings and other leasehold improvements presently owned by Hilton revert to the landlords. See "Leases" in the Notes to the Company's Consolidated Financial Statements on page 50 in the Stockholders Report. Hilton, in all cases, owns all furniture and equipment, is responsible for repairs, maintenance, operating expenses and lease rentals, and retains complete managerial discretion over operations. Generally, Hilton pays a percentage rental based on the gross revenue of the facility, but in some instances the rental is a fixed amount.

    On February 1, 1997, the following hotels were leased and operated by
Hilton:

                                             NUMBER OF
                                               ROOMS
                                           (YEAR ACQUIRED
          NAME AND LOCATION                  BY HILTON)      EXPIRATION DATE
-------------------------------------  ------------------------------------------------------------------------
O'Hare Hilton                                   858          2018
  Chicago, Illinois(1)                         (1991)

Oakland Airport Hilton                          363          2033
  Oakland, California                          (1970)

Pittsburgh Hilton & Towers                      712          2004, with renewal options aggregating 30 years
  Pittsburgh, Pennsylvania                     (1959)

San Diego Hilton Beach & Tennis                 357          2019
  Resort                                       (1965)
  San Diego, California

San Francisco Airport Hilton                    527          1998
  San Francisco, California                    (1959)

Seattle Airport Hilton                          178          2004, with renewal options aggregating 30 years
  Seattle, Washington                          (1961)

Tarrytown Hilton                                236          2003, with renewal options aggregating 40 years
  Tarrytown, New York(2)                       (1993)

---------

(1) The Company managed the O'Hare Hilton from 1974 until October 1991, when the Company purchased the then remaining leasehold of the hotel. The O'Hare Hilton was closed for renovation in October 1991 and reopened in July 1992.

(2) The Company managed and was a joint venture partner with respect to the Tarrytown Hilton from 1975 until August 1993, when it acquired the remaining equity interest in the joint venture leasing the land underlying the hotel.

    During the three years ended December 31, 1996, Hilton paid aggregate rentals, including rentals attributable to the properties listed in the above table, of $13,300,000, $15,300,000 and $18,000,000, respectively. For information relating to minimum rental commitments in the future, see "Leases" in the Notes to the Company's Consolidated Financial Statements on page 50 in the Stockholders Report.

MANAGED HOTELS

    On February 1, 1997, Hilton operated 31 domestic hotels and 11 international hotels under management agreements. Under its standard management arrangement, Hilton operates a hotel for the benefit of its owner, which either owns or leases the hotel and the associated personal property. Hilton's management fee is generally based on a percentage of each hotel's gross revenue plus, in the majority of properties, an incentive fee based on operating performance. The expiration dates of Hilton's management agreements range from 1998 to 2021 and generally contain renewal options ranging from five to 20 years, subject to certain termination rights.

    Under the management agreements, all operating and other expenses are paid by the owner, and Hilton is generally reimbursed for its out-of-pocket expenses. In turn, Hilton's managerial discretion is subject to approval by the owner in certain major areas, including adoption of capital budgets. In some cases, the owner of a managed hotel is a joint venture in which Hilton has an equity interest. In addition, the Company has a right of first refusal to purchase an interest in certain managed hotels. For information relating to Hilton's investment in entities that own managed properties, see "Investments" in the Notes to the Company's Consolidated Financial Statements on pages 40 and 41 in the Stockholders Report.

    The Company has also agreed to provide loans or additional investments to the owners of certain managed hotels under specified circumstances. See "Commitments and Contingent Liabilities" in the Notes to the Company's Consolidated Financial Statements on page 50 in the Stockholders Report.

    On February 1, 1997, the following hotels were operated by Hilton under management agreements:

NAME AND LOCATION                      NUMBER OF ROOMS/SUITES
-------------------------------------  ----------------------
DOMESTIC
Anaheim Hilton & Towers                           1,576
  Anaheim, California

Anchorage Hilton                                    591
  Anchorage, Alaska(1)

Atlanta Hilton & Towers                           1,224
  Atlanta, Georgia

Beverly Hilton                                      581
  Beverly Hills, California

Chicago Hilton & Towers                           1,543
  Chicago, Illinois(2)

Tamarron Hilton Resort                              294
  Durango, Colorado(3)

Brunswick Hilton & Towers                           405
  East Brunswick, New Jersey(3)

Hilton Hawaiian Village                           2,545
  Honolulu, Hawaii(4)

Bally's Las Vegas                                 2,814
  Las Vegas, Nevada(5)

Long Beach Hilton                                   393
  Long Beach, California

Los Angeles Airport Hilton & Towers               1,234
  Los Angeles, California

McLean Hilton                                       458
  McLean, Virginia(6)

Fontainebleau Hilton Resort & Towers              1,206
  Miami, Florida

Miami Airport Hilton & Towers                       500
  Miami, Florida

Minneapolis Hilton & Towers                         814
  Minneapolis, Minnesota

Newark Airport Hilton                               374
  Newark, New Jersey

New Orleans Hilton Riverside & Towers             1,600
  New Orleans, Louisiana(7)

Millenium Hilton                                    561
  New York, New York

Turtle Bay Hilton Golf & Tennis                     485
  Resort
  Oahu, Hawaii

NAME AND LOCATION                      NUMBER OF ROOMS/SUITES
-------------------------------------  ----------------------
Hilton at Walt Disney World                         814
  Orlando, Florida(3)

Pasadena Hilton                                     291
  Pasadena, California

The Pointe Hilton Resort on South                   636
  Mountain
  Phoenix, Arizona

The Pointe Hilton Resort at Squaw                   563
  Peak
  Phoenix, Arizona

The Pointe Hilton Resort at Tapatio                 585
  Cliffs
  Phoenix, Arizona

Hilton Palacio del Rio                              481
  San Antonio, Texas

San Antonio Airport Hilton                          387
  San Antonio, Texas(3)

Hilton at Short Hills                               300
  Short Hills, New Jersey

Innisbrook Hilton Resort                            873
  Tarpon Springs, Florida(3)

Hilton Waikoloa Village                           1,238
  Waikoloa, Hawaii(6)

Hilton Suites                                       212
  Oakbrook Terrace, Illinois(3)(4)

Hilton Garden Inn                                   152
  Valencia, California(6)

INTERNATIONAL

Conrad International Barcelona                      412
  Barcelona, Spain(3)

Conrad International Treasury Casino,               136
  Brisbane
  Brisbane, Queensland, Australia(6)

Conrad International Brussels                       269
  Brussels, Belgium

Conrad International Dublin                         191
  Dublin, Ireland(3)(6)

Conrad International Hong Kong                      510
  Hong Kong(6)(8)

Conrad International Hurghada Resort                260
  Hurghada, Egypt

Conrad International Istanbul                       620
  Istanbul, Turkey(3)(6)

Conrad International London                         159
  London, England

NAME AND LOCATION                      NUMBER OF ROOMS/SUITES
-------------------------------------  ----------------------
Conrad International Punta del Este                 300
  Resort and Casino
  Punta del Este, Uruguay(3)(6)(9)

Conrad Jupiters, Gold Coast                         609
  Gold Coast,
  Queensland, Australia(6)

Conrad International Centennial                     508
  Singapore
  Singapore

---------

(1) In February 1997, the Company acquired 100% of the ownership interest in the Anchorage Hilton.

(2) Hilton has an ownership interest of approximately 83% in the joint venture which owns the Chicago Hilton & Towers. Hilton had a 33.3% ownership interest in this property prior to the 1996 acquisition of Prudential's ownership interest of approximately 50% of the property. See "General Information-- Recent Developments."

(3) Hilton has made loans which are currently outstanding to the owners of each of the referenced properties.

(4) Hilton has equity interests of 50% in joint ventures which own each of the referenced properties. See "Investments" in the Notes to the Company's Consolidated Financial Statements on pages 40 and 41 in the Stockholders Report.

(5) Hilton owns approximately 84% of Bally's Grand, Inc., which owns and operates Bally's Las Vegas.

(6) Hilton has equity interests of less than 50% in entities which own each of the referenced properties. See "Investments" in the Notes to the Company's Consolidated Financial Statements on pages 40 and 41 in the Stockholders Report.

(7) Hilton has a 67.4% equity interest in the joint venture which owns the New Orleans Hilton Riverside & Towers. See "Investments" in the Notes to the Company's Consolidated Financial Statements on pages 40 and 41 in the Stockholders Report.

(8) In February 1997, the Company sold its ownership interest in the Conrad International Hong Kong. The Company continues to manage this hotel.

(9) The Company commenced casino operations in the Conrad International Punta del Este Resort and Casino in January 1997. The hotel is scheduled to open in late 1997.

FRANCHISE HOTELS

    Pursuant to franchises granted by the Company through a subsidiary, franchise hotels are operated under the Hilton, Hilton Garden Inn or Hilton Suites names. The franchise hotels operated under the Hilton name are generally smaller than the full-service hotels operated by the Company, average approximately 250 rooms in size and target the mid-market segment. Franchise hotels bearing the Hilton Garden Inn name are approximately 90 to 250 rooms in size and utilize a modular design constructed around a courtyard containing an indoor or outdoor swimming pool. The Hilton Suites properties operated pursuant to franchise agreements utilize an all-suites design with approximately 200 to 250 suites. In general, Hilton approves the plan for, and the location of, franchise hotels and assists in their design.

    On February 1, 1997, there were 174 franchise hotels, of which 169 were operated under the Hilton name, three were operated under the Hilton Garden Inn name and two were operated under the Hilton Suites name. In general, franchisees pay Hilton an initial fee based on the number of rooms in a franchise hotel and a continuing fee based on a percentage of the facility's room revenue. Although Hilton does not directly participate in the management or operation of franchise hotels, it conducts periodic inspections to ensure that Hilton's standards are maintained and renders advice with respect to hotel operations.

    The Company has continued its ongoing program of monitoring and improving its franchise operations. The Company added 11 franchises to its system in 1996, while one franchise arrangement was terminated. In addition, the Company has entered into commitment agreements for an additional 26 franchise hotels scheduled to commence operation during the remainder of 1997 and 1998.

EXPANSION PROGRAM

    In January 1996, Hilton announced plans for a major expansion of Hilton Garden Inn properties over the next five years, with the addition of up to 100 new Hilton Garden Inns. The additional Hilton Garden Inns are anticipated to be primarily newly constructed facilities which will be operated as franchise hotels. In December 1996, Hilton and Patriot entered into a letter of intent for Patriot to develop approximately 15 new Hilton Garden Inns. See "General Information--Recent Developments."

    Hilton also intends to expand its domestic operations through the acquisition of ownership interests in existing hotels, conversion of existing hotels into management and franchise properties and through development and management of vacation ownership resorts. The Company will invest in new domestic hotel projects or conversion properties where the return on investment meets the Company's criteria.

    The Company has entered into management contracts to operate the following new international hotels, the anticipated opening dates of which are indicated parenthetically: the 350-room Conrad International Sharm El Sheikh Resort in Egypt (summer 1997); the 700-room Conrad International Jakarta in Indonesia
(1999); and the 400-room Conrad International Bangkok in Thailand (1999). Future development of international hotels by the Company will be subject to agreements entered into between the Company and Ladbroke in January 1997. Pursuant to such agreements, Ladbroke has been granted rights to future international development using the Conrad brand name and the Company and Ladbroke will have the opportunity to participate in certain of each other's future hotel development focusing primarily upon management contracts and franchises. See "General Information--Recent Developments" and "Territorial Restrictions."

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

TERRITORIAL RESTRICTIONS

    Hilton has entered into various agreements which restrict its right to operate hotels in various areas. The most significant of such restrictions related to agreements between the Company and Prudential which limited the Company's right to operate additional hotels in the New York City, Washington, D.C. and Chicago markets. In connection with the Company's acquisition of substantially all of Prudential's ownership interests in the New York Hilton & Towers, Rye Town Hilton, Capital Hilton and Washington Hilton & Towers, the Company and Prudential terminated the area restrictions with respect to the New York City and Washington, D.C. markets. See "General Information--Recent Developments." The area restriction relating to the Chicago market expired in 1996.

    Pursuant to an agreement entered into at the time of Hilton's distribution on December 1, 1964 to its stockholders of all the issued and outstanding capital stock of HI, as subsequently amended, Hilton was prohibited from operating facilities outside the United States identified as "Hilton" hotels and HI was prohibited from operating facilities within the continental United States identified as "Hilton" hotels. The Company's international hotel and hotel-casino operations are conducted under the Conrad International name. See "Hotel Operations" and "Gaming Operations--International Hotel-Casinos."

    In January 1997, the Company and Ladbroke, the parent company of HI, entered into agreements to form a strategic alliance to reunite the Hilton name. Pursuant to these agreements, the Conrad name has been licensed to HI for future development outside the United States for a period of 20 years. HI has also licensed the Company to develop full-service franchise properties under the Hilton name in Canada, Mexico and the Island of St. John, U.S. Virgin Islands. Subject to the foregoing restrictions as to the use of the "Hilton" name, Hilton and HI can compete in all, and do compete in certain, markets. The Compass computerized reservation system utilized by Hilton and HI provides information as to their respective hotels, if any, in each market. See "General Information--Recent Developments," "Additional Information--Computer Systems" and "Additional Information--Reservation System."

PROPERTY TRANSACTIONS

    Hilton continuously evaluates its property portfolio and intends to dispose of its interests in hotels or properties that, in its opinion, no longer yield an adequate return on investment or conform to Hilton's long range plans. In so doing, the Company expects to maintain a balanced mix of sources of revenue and a favorable return on stockholders' equity.

                               GAMING OPERATIONS

NEVADA HOTEL-CASINOS

    The Company owns and operates five hotel-casinos in the State of Nevada: the 3,174-room Las Vegas Hilton, the 3,642-room Flamingo Hilton-Las Vegas, the 2,000-room Flamingo Hilton-Laughlin, the 2,001-room Reno Hilton and the 604-room Flamingo Hilton-Reno. The Company also owns an 84% equity interest in Bally's Grand, Inc., which owns and operates the 2,814-room Bally's Las Vegas.

    The Company's Nevada gaming operations reach diverse markets by offering gaming alternatives for premium players, convention visitors, mid-market gamblers and budget-conscious customers. The Las Vegas Hilton is located adjacent to the Las Vegas Convention Center and focuses on upscale individual leisure guests and convention groups. Bally's Las Vegas is located at the famous "Four Corners" on the Strip in Las Vegas and caters to convention groups and the mid-to upper mid-market, including the group tour and travel segment. Bally's Las Vegas is also serviced by a public monorail which connects to the MGM Grand Hotel and Casino. The Flamingo Hilton-Las Vegas and the Flamingo Hilton-Reno focus primarily on the mid-market, in particular the group tour and travel segment. The Flamingo Hilton-Laughlin targets the budget and mid-market segments. The Reno Hilton focuses primarily on the mid-market, in particular convention groups. Each of these hotel-casinos has gaming, convention, dining, shopping, entertainment and, with the exception of the Flamingo Hilton-Reno, indoor and outdoor recreational facilities. A variety of popular entertainment is featured in theaters and lounges at each hotel. The Company also operates a vacation ownership resort adjacent to the Flamingo Hilton-Las Vegas. See "Additional Information--Vacation Ownership."

    The Company continues to refurbish and expand existing facilities in Nevada to maintain their presence as premier properties in the market. In 1996, the Las Vegas Hilton completed two new suites for premium players, opened a new casino cage and retail stores, renovated guest rooms and a restaurant and upgraded its heating and cooling system. The Flamingo Hilton-Las Vegas added 19,000 square feet of casino space, renovated the registration area and guest room corridors and remodeled a restaurant. Bally's Las Vegas renovated the baccarat area of the casino, restaurant areas and guest suites. The Flamingo Hilton-Laughlin renovated guest bathrooms and continued its slot machine replacement program. The Reno Hilton renovated restaurants and meeting rooms, and upgraded slot machines and the life safety system. At the Flamingo Hilton-Reno, the Company opened a new Benihana restaurant, renovated guest rooms and dining areas and upgraded slot machines.

    The approximate square footage of the Company's casinos in Nevada is as follows: Las Vegas Hilton--78,000 square feet (inclusive of 29,000 square feet attributable to the race and sports book); Flamingo Hilton-Las Vegas--93,000 square feet (inclusive of 20,000 square feet attributable to O'Sheas Irish theme casino adjacent to the hotel); Bally's Las Vegas--62,000 square feet (inclusive of 7,000 square feet attributable to the race and sports book); Flamingo Hilton-Laughlin--58,000 square feet (inclusive of 3,000 square feet attributable to the race and sports book); Reno Hilton--118,000 square feet (inclusive of 12,000 square feet attributable to the race and sports book); and Flamingo Hilton-Reno--46,000 square feet (inclusive of 2,500 square feet attributable to the race and sports book).

    Each of the hotel-casinos is open 24 hours a day, seven days a week, for gaming activities. Games operated in these casinos include "21," craps, roulette, big "6," baccarat, poker, keno and slot and other coin machines. The Las Vegas Hilton's race and sports book is tied in by satellite or modem to the casinos at the Flamingo Hilton-Las Vegas, the Flamingo Hilton-Laughlin, the Reno Hilton and the Flamingo Hilton-Reno. Bally's Las Vegas also operates a race and sports book.

    It is impracticable for Hilton's hotel-casinos to record the total amount bet in the casinos, although the amount of chips issued for cash and credit is determined regularly. The amount of gaming activity varies significantly from time to time primarily due to general economic conditions, popularity of entertainment in the hotels, and occupancy rates in the hotels and in the Las Vegas, Laughlin and Reno markets. The amount of revenue from gaming operations varies depending upon the amount of gaming activity as well as variations in the odds for different games and the factor of chance. Casino activities are conducted by experienced personnel who are supervised at all times.

    As is the case of any business extensively involved in the handling of cash, gaming operations at the Company's hotel-casinos are subject to risk of substantial loss as a result of dishonesty. However, the Company believes that it has reduced such risk, by means of procedures for supervision of employees and other controls, to the fullest extent practicable without impediment to play and within the limits of reasonable costs. Substantially all table games and slot machines can be monitored by remote control television and substantially all slot machines at all six Nevada properties are monitored by computers.

    The Las Vegas Hilton and, to a lesser extent, the Flamingo Hilton-Las Vegas, Bally's Las Vegas, the Flamingo Hilton-Laughlin, the Flamingo Hilton-Reno and the Reno Hilton invite VIP customers to their casinos and may pay for or reimburse the cost of their air transportation and provide them with complimentary rooms, food and beverage. In addition, the Las Vegas Hilton and the Reno Hilton have instituted special flight programs, pursuant to which free air transportation on Company owned or chartered aircraft and complimentary rooms, food and beverage are provided to groups or selected persons. These persons either have established casino credit limits or cash on deposit in the casinos and have previously evidenced a willingness to put substantial amounts at risk at the casinos. The special flight programs are sometimes referred to as junkets. The Las Vegas Hilton and the Reno Hilton hosted 18 and 4 special flight programs in 1996, compared to 11 and 13 such programs in 1995, respectively.

    Revenues from the Company's casinos are accounted for in accordance with applicable laws and rules and regulations. As is customary in the Nevada gaming industry, activities are conducted on a credit as well as a cash basis, in accordance with procedures established and supervised by management. Fluctuations in collecting casino receivables could have a material effect on results of operations of these properties. An allowance is provided for estimated uncollectible casino receivables. Casino receivables aggregated $69,100,000, subject to a $16,000,000 (approximately 23%) reserve, at December 31, 1994; $87,300,000, subject to a $13,500,000 (approximately 15%) reserve, at
December 31, 1995; and $75,800,000, subject to a $14,900,000 (approximately 20%)
reserve, at December 31, 1996.

ATLANTIC CITY HOTEL-CASINOS

    The Company owns and operates two hotel-casinos in Atlantic City, New
Jersey: the 1,265-room Bally's Park Place Casino Resort ("Bally's Park Place") and the 509-room Atlantic City Hilton (formerly named The Grand).

    Bally's Park Place, currently the largest four-star hotel in New Jersey, is located on an eight-acre site with ocean frontage at the intersection of Park Place and the Boardwalk. With its strategic location on the Boardwalk and over 2,300 parking spaces, Bally's Park Place is strongly positioned to attract significant walk-in and drive-in business. The Atlantic City Hilton is located on approximately three acres at the intersection of Boston and Pacific Avenues at the southern end of the Boardwalk in proximity to one of the major highways leading into Atlantic City. This location gives the Atlantic City Hilton a significant advantage in attracting destination oriented customers arriving by automobile or bus.

    Both of the Company's Atlantic City properties have gaming, dining, shopping, entertainment, convention and meeting facilities, recreational facilities and parking. A variety of popular entertainment, sports events and production shows are featured at the Atlantic City Hilton.

    Bally's Park Place contains approximately 80,000 square feet of casino area (inclusive of 8,500 square feet attributable to the race book). The Atlantic City Hilton contains approximately 60,000 square feet of casino area (inclusive of 1,500 square feet attributable to the race book). Both Atlantic City casinos are open 24 hours a day, seven days a week, for gaming activities, and feature table games and slot machines similar to those offered at the Company's Nevada hotel-casinos. Atlantic City casinos do not contain sports books. Revenue and earnings for Bally's Park Place and the Atlantic City Hilton peak during the summer, with less favorable operating results in the winter.

    Bally's Park Place is a leader in Atlantic City's mid-market slot segment, and also focuses on premium table game and slot players from New York, Philadelphia and other northeastern metropolitan areas. The Atlantic City Hilton primarily focuses on personalized service for upscale and mid-market casino customers from the same geographic area.

RIVERBOAT CASINOS

    The Company manages and owns equity interests in four riverboat casinos located in the states of Louisiana, Missouri and Mississippi. These riverboat casinos feature table games and slot machines similar to those offered at the Company's hotel-casinos in Nevada and New Jersey.

    Since February 1994, the Company has operated a riverboat casino located adjacent to the New Orleans Hilton Riverside & Towers. The riverboat accomodates 1,500 passengers and has a 20,000 square foot casino. This vessel is wholly owned by the Company and leased to a joint venture, of which the Company owns a 50% interest. In October 1996, the Company was granted approval by the Louisiana Gaming Control Board to relocate this vessel from New Orleans to Shreveport, Louisiana, where the vessel will operate as a dockside casino on the Red River. The relocation is anticipated to occur in fall 1997.

    The Company has an ownership interest of approximately 50% in the entity that owns Bally's Casino Lakeshore Resort, a 2,500 passenger riverboat casino facility which features a 30,000 square foot casino. This riverboat operates from Lake Pontchartrain in Orleans Parish, which is approximately eight miles from the French Quarter of New Orleans.

    In October 1996, the Company commenced operation of the Flamingo Casino-Kansas City, a dockside casino complex in Kansas City, Missouri. The wholly owned complex features a 30,000 square foot casino, concessions and entertainment facilities. An agreement between the Company and the Port Authority of Kansas City provides for the Company, subject to certain conditions, to sell 10% of its ownership interest in the complex to locally-based minority interests.

    The Company has a 58% ownership interest in the entity that owns Bally's Saloon Gambling Hall Hotel, a dockside casino and hotel complex in Robinsonville, Mississippi, near Memphis, Tennessee. This complex is managed by the Company and features a 40,000 square foot casino and a 30,000 square foot land based facility, which includes a 238-room hotel, entertainment facilities, a restaurant and health club facilities.

INTERNATIONAL HOTEL-CASINOS

    The Company, through Conrad International, manages four international hotel-casinos which feature table games and slot machines similar to those offered at the Company's hotel-casinos in Nevada and New Jersey.

    In January 1997, the Company commenced casino operations of the Conrad International Punta del Este Resort and Casino in Uruguay, which features a 38,000 square foot casino. Conrad International manages and has an equity interest of approximately 43% in this hotel-casino. The 300-room hotel is expected to open in late 1997, and will feature convention facilities, restaurants and related amenities.

    The Company has a 19.9% ownership interest in the 609-room Conrad Jupiters, Gold Coast, which opened in 1985. This hotel-casino is located on the Gold Coast in Queensland, Australia, and features a 70,000 square foot casino.

    The Company also has a 19.9% ownership interest in the 136-room Conrad International Treasury Casino, Brisbane in Brisbane, Queensland, Australia, which opened in April 1995. This hotel-casino features a 65,000 square foot casino and has the exclusive right to conduct casino gaming in Brisbane until 2005.

    The Company has a 25% ownership interest in the 620-room Conrad International Istanbul, which opened in 1992. This hotel-casino includes a 12,000 square foot casino.

CASINO WINDSOR

    The Company and another shareholder of Windsor Casino Limited ("WCL") operate the Casino Windsor, an interim 50,000 square foot casino in Windsor, Ontario, Canada. The Company, through Conrad International, owns a 50% interest in WCL, which operates this project for the Ontario provincial government. In January 1997, WCL redeemed the shareholder interest of its third original shareholder. The Company anticipates that the interim casino will be replaced by a permanent facility in early 1998, which will include a hotel of approximately 400 rooms, a 75,000 square foot casino and entertainment and meeting facilities.

    Since December 1995, the Company has chartered a riverboat to the Ontario provincial government to serve as a complementary facility for Casino Windsor. This vessel provides an additional 25,000 square feet of casino space for the property.

EXPANSION PROGRAM

    The Company continues to expand its domestic gaming operations through the development of the 2,900-room Paris Casino-Resort, a new casino resort adjacent to Bally's Las Vegas which is expected to feature an 85,000 square foot casino and a 50-story replica of the Eiffel Tower. The Paris Casino-Resort is scheduled to be completed in mid-1999.

    The Company and Paramount Parks Inc. ("Paramount") are building a 65,000 square foot attraction to be called "Star Trek: The Experience at the Las Vegas Hilton." This attraction is scheduled to open in summer 1997 and will feature a motion-based simulation ride, interactive video and virtual reality stations, dining and souvenir shops. The building housing the Star Trek attraction will be owned by the Company and leased to Paramount. The attraction will also be managed by Paramount. In conjunction with the Star

Trek attraction, the Company is constructing SpaceQuest Casino, a themed 22,000 square foot casino addition at the Las Vegas Hilton, which is also scheduled to open in summer 1997.

    In 1997, the Company's Nevada hotel-casinos are scheduled to complete additional expansion and renovation programs. The Las Vegas Hilton plans to renovate elevators and 1,500 guest rooms, install a new marquee sign, open new retail stores and a parking garage and upgrade its slot machines and life safety system. The Flamingo Hilton-Las Vegas plans to renovate restaurant areas, enlarge its casino bar and add a pool bar. Bally's Las Vegas plans to renovate its life safety and building management systems. The Flamingo Hilton-Laughlin plans to renovate guest rooms, install a riverside dock to accommodate a new boat operation and continue its slot machine replacement program. The Reno Hilton plans to renovate its bowling center, guest room suites and a restaurant and enhance its heating and air conditioning system. At the Flamingo Hilton-Reno, the Company plans to continue to renovate the casino and guest rooms and upgrade slot machines.

    The Company's Atlantic City, New Jersey hotel-casinos are also planning to complete major expansion projects in 1997. Bally's Park Place is constructing a new western-themed casino and entertainment complex on approximately four acres adjacent to the hotel-casino. This complex is expected to include approximately 70,000 square feet of casino space (including space attributable to the race book) and is scheduled to be completed in mid-1997. The Atlantic City Hilton is building a new 300-room hotel tower adjacent to the hotel-casino, which will include restaurants, meeting rooms and other related amenities. This hotel addition is scheduled for completion in mid-1997.

    Conrad International has entered into an agreement to develop and operate a 633-room hotel-casino in Cairo, Egypt. This property will feature a 17,000 square foot European-style casino. Conrad International will manage and have a 10% equity interest in the hotel-casino, which is scheduled to open in 1999.

                             ADDITIONAL INFORMATION

VACATION OWNERSHIP

    In May 1996, the Company acquired the remaining 50% interest in the Hilton Grand Vacations Company joint venture ("HGVC"), which currently operates 17 vacation ownership resorts in Florida and one in Nevada. In 1995, HGVC commenced operation of a 200-unit vacation ownership resort adjacent to the Flamingo Hilton-Las Vegas and the first phase of a 420-unit vacation ownership resort adjacent to Sea World in Orlando, Florida. Construction of 116 units of the Orlando resort has been completed. In 1997, HGVC anticipates development of a 52-unit vacation ownership resort in Miami Beach, Florida, through the renovation of two historic art deco buildings. HGVC is actively seeking new management, development and acquisition opportunities in other destination resort locations.

DESIGN AND FURNISHING SERVICES

    Hilton, through its wholly owned subsidiary, Hilton Equipment Corporation, and through its hotels division, provides design and furnishing services and purchases and distributes furniture, furnishings, equipment and supplies to hotels and hotel-casinos owned, leased or managed by Hilton and to hotels franchised by Hilton or owned and operated by others. The revenues of this operation depend primarily on the number of new hotels operated or franchised by Hilton and on refurbishing and remodeling of existing Hilton hotels. In October 1996, Hilton entered into an agreement with Electronic Data Systems Corporation ("EDS") pursuant to which EDS will provide certain purchasing and distribution services on behalf of Hilton Equipment Corporation under a fee arrangement.

COMPUTER SYSTEMS

    Compass Computer Services, Inc. ("Compass"), 50% of which is owned by Hilton and the balance by Budget Rent-A-Car, Inc. ("Budget"), operates a computerized reservation system for, among other things, hotel reservations. This system also provides Hilton with certain statistical data and registration packets.

Compass is being managed by Litton Computer Services. The Company has entered into an agreement with Budget to acquire Budget's 50% ownership interest in Compass. This acquisition is expected to be completed in spring 1997.

RESERVATION SYSTEM

    The Compass computerized reservation system is presently utilized by Hilton Service Corporation, the operator of a worldwide reservation system for hotels owned, operated or franchised by Hilton, HI, their affiliates and others. Hilton Service Corporation is owned 51% by Hilton and 49% by HI. Pursuant to agreements entered into in January 1997 between the Company and Ladbroke, the parent corporation of HI, the companies have agreed to merge Hilton Service Corporation into a new entity to be formed to operate an updated computerized reservation system. The Company and HI will each own 50% of such new entity. The new computerized reservation system, which will replace the existing system, is expected to commence operation in 1998. See "General Information--Recent Developments."

MARKETING

    The Company's hotel and gaming segments offer multiple product lines to a broad range of customers in many geographic markets. The Company's diversified hotel portfolio includes large urban hotels, airport hotels, suburban/suite hotels and resorts. The gaming segment, with its major presence in Las Vegas and Atlantic City, attracts premium players, convention visitors, mid-market gamblers and budget-conscious customers.

    Hotel occupancy at Hilton's metropolitan and airport properties is primarily derived from the convention and meeting market and the business traveler market (businesspersons traveling as individuals or in small groups). Hotel occupancy at the Company's resort properties is primarily derived from the tour and leisure market (tourists traveling either as individuals or in groups) and the convention and meeting market. Hotel occupancy at the Company's hotel-casinos is primarily derived from the convention and meeting market, the tour and leisure market and junket and VIP programs. As indicated under "Business Risks" below, these sources of business are sensitive to general economic and other conditions. In addition, the Company participates in certain joint marketing programs with business partners in the airline, car rental and cruise line industries. The Company believes that its recent alliance with Ladbroke (which currently owns the rights to the Hilton name outside the U.S.) will improve the performance of the Company's operations as its properties benefit from the worldwide integration of the Hilton brand, reservation systems, marketing programs and sales organization. See "General Information--Recent Developments."

STATISTICAL DATA

    For information regarding the Company's properties, number of available rooms, occupancy ratios and management and franchise fees, see the Five Year Summary on page 53 in the Stockholders Report.

BUSINESS RISKS

    In 1996, the Company was able to increase average room rates for its hotels and hotel-casinos by seven percent over 1995. The Company's future operating results could be adversely impacted by industry overcapacity and weak demand, which could restrict the Company's ability to raise room rates to keep pace with the rate of inflation. The Company's business could also be adversely affected by increases in transportation and fuel costs or sustained recessionary periods. The operating results for the Company's hotel-casinos can be volatile depending upon the table game play of premium players, particularly at the Las Vegas Hilton.

    Hilton's occupancy ratios are affected by general economic conditions, as well as by competition, work stoppages and other factors affecting particular properties. Occupancy ratios at the Company's hotels could also be adversely impacted by a decrease in travel resulting from fluctuations in the worldwide economy and by excess industry capacity.

COMPETITION

    The Company seeks to maintain the diversity and balance of its lodging and gaming operations while expanding both businesses. The Company intends to improve and expand its core businesses by capitalizing on the synergies between its hotel and gaming operations, leveraging its strong brand names, maximizing operating efficiencies, expanding and enhancing properties and acquiring or developing properties as appropriate.

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

    To the extent that hotel capacity is expanded by others in a city where a Hilton hotel is located, competition will increase. In this regard, recent capacity additions have increased competition in all segments of the Las Vegas market. Certain of the Company's competitors have announced, or are developing, new casino projects in Las Vegas which, if completed, will add significant casino space and hotel rooms to the market. Such new capacity additions to the Las Vegas market could adversely impact the Company's gaming income. The business of Hilton's Nevada hotel-casinos might also be adversely affected if gaming operations of the type conducted in Nevada were to be permitted under the laws of other states, particularly California. Similarly, legalization of gaming operations in any jurisdiction located near Atlantic City, New Jersey, or the establishment of new large scale gaming operations on nearby Native American tribal lands, could adversely affect the Company's Atlantic City hotel-casinos. The expansion of riverboat gaming or casino gaming on Native American tribal lands could also impact the Company's gaming operations.

ENVIRONMENTAL MATTERS

    The Company, like others in its industry, is subject to various federal, state, local and, in some cases, foreign laws, ordinances and regulations that
(i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous or toxic wastes, or (ii) may impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous or toxic substances or wastes (together, "Environmental Laws").

    The Company endeavors to maintain compliance with Environmental Laws, but, from time to time, the Company's operations may have resulted or may result in noncompliance or liability for cleanup pursuant to Environmental Laws. In that regard, the Company has been notified of contamination resulting from past disposals of wastes at two sites to which hazardous or non-hazardous wastes may have been sent from Company facilities in the past. Based on information reviewed by and available to the Company, including uncertainty whether a Company facility in fact shipped any wastes to one such site, the number of potentially responsible parties at such sites and, where available, the volume and type of waste sent to each such site, the Company believes that any liability arising from such disposals under Environmental Laws would not have a material adverse effect on its results of operations or financial condition.

    Bally received notice from the current landowner of a prior Bally facility in Chicago, Illinois that the landowner may seek to recover past and future costs of investigating and remediating alleged soil and groundwater contamination at the facility. The Company does not believe that Bally's prior operations at the site have contributed to the alleged contamination; as a result, if the current landowner pursues its claim, the Company expects to vigorously defend against the claim. The Company cannot at this time estimate the potential costs of investigation or cleanup, if any, however, based on currently available information, the Company believes that any such costs would be shared by several parties and, in any event, the cost estimates provided to date indicate that any such liability would not have a material adverse effect on the Company.

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

    Under provisions of Nevada, New Jersey, Louisiana, Mississippi, Missouri and other gaming laws, and the Company's Restated Certificate of Incorporation, as amended, certain securities of the Company are subject to restrictions on ownership which may be imposed by specified governmental authorities. Such restrictions may require the holder to dispose of the securities or, if the holder refuses to make such disposition, the Company may be obligated to repurchase the securities.

    NEVADA GAMING LAWS. The ownership and operation of casino gaming facilities in the State of Nevada, such as those at the Las Vegas Hilton, the Flamingo Hilton-Las Vegas, Bally's Las Vegas, the Flamingo Hilton-Laughlin, the Reno Hilton and the Flamingo Hilton-Reno, are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (the "Nevada Act") and various local regulations. The Company's Nevada gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board") and, depending on the facility's location, the Clark County Liquor and Gaming Licensing Board (the "CCB") and the City of Reno. The Nevada Commission, the Nevada Board, the CCB and the City of Reno are collectively referred to as the "Nevada Gaming Authorities."

    The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

    Each subsidiary of the Company that operates a casino in Nevada (individually, a "Corporate Licensee" and collectively, the "Corporate Licensees") is required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is required to be registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, a Corporate Licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and the Corporate Licensees have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or any of its Corporate Licensees in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of a Corporate Licensee must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of any Corporate Licensee may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay for all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.

    If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or any Corporate Licensee, the Company and the Corporate Licensee would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company or a Corporate Licensee to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

    The Company and all Corporate Licensees are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions of a Corporate Licensee must be reported to, or approved by, the Nevada Commission.

    If it were determined that the Nevada Act was violated by a Corporate Licensee, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Corporate Licensee, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate a Corporate Licensee's gaming property and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the gaming property) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license of a Corporate Licensee or the appointment of a supervisor could (and revocation of any gaming license would) have a material adverse effect on the Company's gaming operations.

    Any beneficial holder of the Company's Common Stock, Preferred Redeemable Increased Dividend Equity Securities-SM-, 8% PRIDES-SM-, Convertible Preferred Stock ("PRIDES") or any other voting security of the Company ("Company Voting Securities"), regardless of the number of shares owned, may be required to file an application, be investigated, and have such person's suitability as a beneficial holder of Company Voting Securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

    The Nevada Act requires any person who acquires a beneficial ownership of more than 5% of Company Voting Securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of Company Voting Securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires beneficial ownership of more than 10%, but not more than 15%, of Company Voting Securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds Company Voting Securities for investment purposes only. An institutional investor shall not be deemed to hold Company Voting Securities for investment purposes unless Company

Voting Securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Board of Directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding Company Voting Securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, polices or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation. Barron Hilton, the Company's largest stockholder, has been found suitable as a controlling stockholder of the Company.

    Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or by the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of Company Voting Securities beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or a Corporate Licensee, the Company (i) pays that person any dividend or interest upon any Company Voting Securities; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pays remuneration in any form to that person for services rendered or otherwise; or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish the voting securities for cash at fair market value. Additionally, the CCB has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

    The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own such debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it (i) pays to the unsuitable person any dividend, interest or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

    The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner of any Company Voting Securities. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

    The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. The Nevada Commission granted the Company prior approval to make public offerings for a period of one year, expiring on September 20, 1997, subject to certain conditions (the "Shelf Approval"). The Shelf Approval, however, may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. Furthermore, any approval, if granted, does not constitute a finding, recommendation or approval of the Nevada Gaming Authorities as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered thereby. Any representation to the contrary is unlawful.

    Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby such person obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

    The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control of the Company.

    License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Corporate Licensees' respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada Corporate Licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license also pay certain fees and taxes to the State of Nevada.

    Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of the Licensee's participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. A Licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

    The sale of alcoholic beverages at establishments operated by a Corporate Licensee is subject to licensing, control and regulation by applicable local regulatory agencies. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of the Corporate Licensee.

    NEW JERSEY GAMING LAWS. The ownership and operation of casino gaming facilities in Atlantic City are subject to the New Jersey Casino Control Act (the "New Jersey Act"), regulations of the New Jersey Casino Control Commission (the "New Jersey Commission") and other applicable laws. No casino may operate unless the required permits or licenses and approvals are obtained from the New Jersey Commission. The New Jersey Commission is authorized under the New Jersey Act to adopt regulations covering a broad spectrum of gaming and gaming related activities and to prescribe the methods and forms of applications from all classes of licensees. These laws and regulations concern primarily: (i) the financial stability, integrity, responsibility, good character, honesty and business ability of casino service suppliers and casino operators, their directors, officers and employees, their security holders and others financially interested in casino operations; (ii) the nature of casino hotel facilities; and
(iii) the operating methods and financial and accounting practices used in connection with the casino operations.

    Taxes are imposed by the State of New Jersey on gaming operations at the rate of 8% of gross gaming revenues. In addition, the New Jersey Act provides for an investment alternative tax of 2.5% of gross gaming revenues. This investment alternative tax may be offset by investment tax credits equal to 1.25% of gross gaming revenues, which are obtained by purchasing bonds issued by, or investing in housing or other development projects approved by, the Casino Reinvestment Development Authority ("CRDA").

    The New Jersey Commission has broad discretion with regard to the issuance, renewal and revocation or suspension of casino licenses. A casino license is not transferable, is issued for a term of up to one year for the first two renewals and thereafter for a term of up to four years (subject to discretionary reopening of the licensing hearing by the New Jersey Commission at any time), and must be renewed by filing an application which must be acted on by the New Jersey Commission prior to the expiration of the license in force. At any time, upon a finding of disqualification or noncompliance, the New Jersey Commission may revoke or suspend a license or impose fines or other penalties.

    The New Jersey Act imposes certain restrictions on the ownership and transfer of securities issued by a corporation that holds a casino license or is deemed a holding company, intermediary company, subsidiary or entity qualifier (each, an "affiliate") of a casino licensee. "Security" is defined by the New Jersey Act to include instruments that evidence either a beneficial ownership in an entity (such as common stock or preferred stock) or a creditor interest in an entity (such as a bond, note or mortgage). Pursuant to the New Jersey Act, the corporate charter of a publicly traded affiliate of a casino licensee must require that a holder of the company's securities dispose of such securities if the holder's continued interest would result in the company or any other affiliate being no longer qualified to continue as a casino licensee under the New Jersey Act. The corporate charter of a casino licensee or any privately held affiliate of the licensee must: (i) establish the right of prior approval by the New Jersey Commission with regard to a transfer of any security in the company and (ii) create the absolute right of the company to repurchase at the market price or purchase price, whichever is less, any security in the company in the event the New Jersey Commission disapproves a transfer of such security under the New Jersey Act. The corporate charter of the Company has been approved by the New Jersey Commission pending the approval of an amendment thereto by the Company's stockholders at the next regular stockholder's meeting to expand the types of securities of the Company that are subject to repurchase by the Company under certain circumstances to comport with the definition of "security" under the New Jersey Act. The corporate charter of the Company's subsidiaries that operate Bally's Park Place and the Atlantic City Hilton and the charters of their privately held affiliates conform to the New Jersey Act's requirements described above for privately held companies.

    If the New Jersey Commission finds that an individual owner or holder of securities of a corporate licensee or an affiliate of such corporate licensee is not qualified under the New Jersey Act, the New Jersey Commission may propose remedial action. The New Jersey Commission may require divestiture of the securities held by any disqualified holder who is required to be qualified under the New Jersey Act (e.g., officers, directors, security holders and key casino and other employees). In the event that disqualified persons fail to divest themselves of such securities, the New Jersey Commission may revoke or suspend the license. However, if an affiliate of a casino licensee is a publicly traded company and the New Jersey Commission makes a finding of disqualification with respect to any holder of any security thereof who is required to be qualified, and the New Jersey Commission also finds that: (i) such company has complied with aforesaid charter provisions; (ii) such company has made a good faith effort, including the prosecution of all legal remedies, to comply with any order of the New Jersey Commission requiring the divestiture of the security interest held by the disqualified holder; and (iii) such disqualified holder does not have the ability to control the corporate licensee or the affiliate, or to elect one or more members of the board of directors of such affiliate, the New Jersey Commission will not take action against the casino licensee or its affiliate with respect to the continued ownership of the security interest by the disqualified holder.

    For purposes of the New Jersey Act, a security holder is presumed to have the ability to control a publicly traded corporation, or to elect one or more members of its board of directors, and thus require qualification, if such holder owns or beneficially holds 5% or more of any class of the equity securities of such corporation, unless such presumption of control or ability to elect is rebutted by clear and convincing evidence. An "institutional investor," as that term is defined under the New Jersey Act, is entitled to a waiver of qualification if it holds less than 10% of any class of the equity securities of a publicly traded holding or intermediary company of a casino licensee and: (i) the holdings were purchased for investment purposes only; (ii) there is no cause to believe the institutional investor may be found unqualified; and (iii) upon request by the New Jersey Commission, the institutional investor files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its other affiliates. The New Jersey Commission may grant a waiver of qualification to an institutional investor holding 10% or more of such securities upon a showing of good cause and if the conditions specified above are met.

    With respect to debt securities, the New Jersey Commission generally requires a person holding 15% or more of a debt issue of a publicly traded affiliate of a casino licensee to qualify as a "financial source" where the use of the proceeds from the debt issue is related in any way to the financing of the casino licensee. There can be no assurance that the New Jersey Commission will continue to apply the 15% threshold, and the New Jersey Commission could at any time establish a lower threshold for qualification. An exception to the qualification requirement is made for institutional investors, in which case the institutional holder is entitled to a waiver of qualification if the holder's position in the aggregate is less than 20% of the total outstanding debt of the affiliate and less than 50% of any outstanding publicly traded issue of such debt, and if the conditions specified in the above paragraph are met. As with equity securities, a waiver of qualification may be granted to institutional investors holding larger positions upon a showing of good cause and if all conditions specified in the above paragraph are met.

    Generally, the New Jersey Commission would require each institutional holder seeking a waiver of qualification to execute a certificate to the effect that:
(i) the holder has reviewed the definition of institutional investor under the New Jersey Act and believes that it meets the definition of institutional investor; (ii) the holder purchased the securities for investment purposes only and holds them in the ordinary course of business; (iii) the holder has no involvement in the business activities of, and no intention of influencing or affecting the affairs of, the issuer, the casino licensee or any affiliate; and
(iv) if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, it shall provide not less than 30 days' notice of such intent and shall file with the New Jersey Commission an application for qualification before taking any such action.

    Commencing on the date the New Jersey Commission serves notice on a corporate licensee or an affiliate of such corporate licensee that a security holder of such corporation has been found disqualified, it will be unlawful for the security holder to: (i) receive any dividends or interest upon any such securities; (ii) exercise, directly or through any trustee or nominee, any right conferred by such securities; or (iii) receive any remuneration in any form from the corporate licensee for services rendered or otherwise.

    Persons who are required to qualify under the New Jersey Act by reason of holding debt or equity securities and are not otherwise previously qualified, are required to place the securities into an Interim Casino Authorization ("ICA") trust pending qualification. Unless and until the New Jersey Commission has reason to believe that the investor may not qualify, the investor will retain the ability to direct the trustee how to vote, or whether to dispose of, the securities. If at any time the New Jersey Commission finds reasonable cause to believe that the investor may be found unqualified, it can order the trust to become "operative," in which case the investor will lose voting power, if any, over the securities but will retain the right to petition the New Jersey Commission to order the trustee to dispose of the securities.

    Once an ICA trust is created and funded, and regardless of whether it becomes operative, the investor has no right to receive a return on the investment until the investor becomes qualified. Should an investor ultimately be found unqualified, the trustee would dispose of the trust property, and the proceeds would be distributed to the unqualified applicant only in an amount not exceeding the actual cost of the trust property. Any excess proceeds would be paid to the State of New Jersey. If the securities were sold by the trustee pending qualification, the investor would receive only actual cost, with disposition of the remainder of the proceeds, if any, to await the investor's qualification hearing.

    In the event it is determined that a licensee has violated the New Jersey Act or its regulations, then under certain circumstances, the licensee could be subject to fines or have its license suspended or revoked. In addition, if a person who is required to qualify under the New Jersey Act fails to qualify, or if a security holder who is required to qualify fails to qualify and does not dispose of the related securities in the licensee or in any affiliate of the licensee, as may be required by the New Jersey Act, then, under certain circumstances, the licensee could have its license suspended or revoked.

    If a casino license was not renewed, was suspended for more than 120 days or was revoked, the New Jersey Commission could appoint a conservator. The conservator would be charged with the duty of conserving and preserving the assets so acquired and continuing the operation of the hotel and casino of a suspended licensee or with operating and disposing of the hotel-casino facilities of a former licensee. Such suspended licensee or former licensee, however, would be entitled only to a fair return on its investment, to be determined under New Jersey law, with any excess to go to the State of New Jersey, if so directed by the New Jersey Commission. Suspension or revocation of any licenses or the appointment of a conservator by the New Jersey Commission would have a material adverse effect on the businesses of the Company's Atlantic City hotel-casinos.

    In November 1996, the New Jersey Commission found the Company qualified as a holding company for New Jersey casino licensees, Bally's Park Place and the Atlantic City Hilton. Such licenses are scheduled for renewal in the year 2000.

    LOUISIANA GAMING LAWS. The ownership and operation of a riverboat gaming vessel in the State of Louisiana is subject to the Louisiana Riverboat Economic Development and Gaming Control Act (the "Act"). Gaming activities are regulated by the Louisiana Gaming Control Board (the "Board"). The Board is responsible for investigating the background of all applicants seeking a riverboat gaming license, issuing the license and enforcing the laws, rules and regulations relating to riverboat gaming activities.

    The applicant, its officers, directors, key personnel, partners and persons holding a 5% or greater interest in the holder of a gaming license are required to be found suitable by the Board. This requires the filing of an extensive application to the Board disclosing personal, financial, criminal, business and other information. On October 13, 1993, the Board's predecessor issued a riverboat gaming license to the Queen of New Orleans, a joint venture of which the Company owns a 50% interest. The Queen of New Orleans joint venture commenced riverboat gaming operations in New Orleans on February 10, 1994. On March 24, 1994, the Board's predecessor issued a riverboat gaming license to Belle of Orleans, L.L.C., a limited liability company of which the Company owns a 49.9% interest as a result of the Bally Merger. Belle of Orleans, L.L.C. commenced riverboat gaming operations in New Orleans on July 9, 1995.

    The transfer of a Louisiana gaming license is prohibited under the Act. The sale, assignment, transfer, pledge or disposition of securities which represent 5% or more of the total outstanding shares issued by a holder of a license is subject to Board approval and the transferee must be found suitable. In addition, all contracts and leases entered into by a licensee are subject to approval and certain enterprises which transact business with the licensee must be licensed.

    The Board must approve all security holders of the licensees and may find any such security holder not qualified to own those securities. Louisiana law may require that the charter or bylaws of the licensee provide that securities are held subject to the condition that, if a holder is found to be disqualified by the Board, the holder must dispose of the securities of the licensee. If a security holder of a licensee is found disqualified, it will be unlawful for the security holder to (i) receive any dividend or interest with regard to the securities; (ii) exercise, directly or indirectly, any rights conferred by the securities; or (iii) receive any remuneration from the licensee for services rendered or otherwise. The Board may impose similar approval requirements on holders of securities of any intermediary or holding company of the licensee, but may waive those requirements with respect to holders of publicly traded securities of intermediary and holding companies if such holders do not have the ability to control the publicly traded corporation or elect one or more directors thereof.

    On April 19, 1996, the Louisiana legislature approved legislation mandating statewide local elections on a parish-by-parish basis to determine whether to prohibit or continue to permit three individual types of gaming. On November 5, 1996, Louisiana voters determined whether each of the following types of gaming would be prohibited or permitted in the following described Louisiana parishes:
(i) the operation of video draw poker devices in each parish; (ii) the conduct of riverboat gaming in each parish that is contiguous to a statutorily designated river or waterway; or (iii) the conduct of land-based casino gaming operations in Orleans Parish. In Orleans Parish, where both of the Company's riverboat casinos currently operate, a majority of the voters elected to continue to permit the three types of gaming described above. The current legislation does not provide for any moratorium on future local elections on gaming. Further, the current legislation does not provide for any moratorium that must expire before future local elections on gaming could be mandated or allowed.

    On October 11, 1996, the Board granted the Company's petition to move the Queen of New Orleans riverboat casino from New Orleans to the City of Shreveport. Shreveport is located in Caddo Parish, where a majority of voters have elected to continue to permit riverboat gaming. The Board's approval permits the Company to move the riverboat casino to Shreveport at the earlier of
(i) October 1, 1997 or (ii) 30 days after the opening of the land-based casino in New Orleans.

    MISSISSIPPI GAMING LAWS. The ownership and operation of casino gaming facilities in Mississippi are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission and the Mississippi State Tax Commission. An owner and operator of casino gaming facilities in Mississippi and its related holding companies must register under the Mississippi Gaming Control Act (the "Mississippi Act") and its gaming operations are subject to the licensing and regulatory control of the Mississippi Gaming Commission and various local, city and county regulatory agencies. Although not identical, the Mississippi Act is similar to the Nevada Act. The adopted regulations of the Mississippi Gaming Commission are also similar in many respects to the Nevada gaming regulations.

    Mississippi statutes and regulations give the Mississippi Gaming Commission the discretion to require a suitability finding with respect to any person or entity who acquired any security of an owner and operator of casino gaming facilities in Mississippi, regardless of the percentage of ownership. The current policy of the Mississippi Gaming Commission is to require any person or entity acquiring 5% or more of any voting securities of a public company with a licensed subsidiary or private company licensee to be found suitable. If the owner of voting securities who is required to be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation. The sale of alcoholic beverages by the Company is subject to licensing, control and regulation by the Alcoholic Beverage Control Division ("ABC") of the Mississippi State Tax Commission. An ABC license is revocable and is not transferable. The ABC of the Mississippi State Tax Commission has full power to limit, condition, suspend or revoke any such license.

    MISSOURI GAMING LAWS. Missouri has enacted the Missouri Gaming Law (the "MGL") and established the Missouri Gaming Commission (the "MGC"), which is responsible for licensing and regulating riverboat gaming in Missouri. The MGL does not specifically limit the number of licenses that the MGC may grant, but generally authorizes the MGC to limit the number of licenses granted. The MGL grants specific powers and duties to the MGC to supervise riverboat gaming, implement the MGL and take other action as may be reasonable or appropriate to enforce the MGL. The MGC may approve permanently moored ("dockside") riverboat casinos subject to specific criteria.

    The MGL extensively regulates owning and operating riverboat gaming facilities in Missouri. Generally, a licensed company and its officers, directors, employees, related subsidiaries and significant shareholders are subject to such extensive regulation. The initial license and first subsequent license renewal for an excursion gambling boat operator generally is for a period of one year. The MGC, however, may reopen license hearings and may terminate a license or impose additional regulations upon a licensee at any time during the term of a license. In addition to the owner's license and operator's license for the riverboat, individuals participating in gaming operations are required to obtain an occupational license from the MGC. Applicants and licensees are responsible for keeping the application and any requested materials current, and this responsibility continues throughout any period of licensure. In addition, Missouri has extensive licensing disclosure requirements. In October 1996, the MGC granted a riverboat gaming license to the Flamingo Hilton Riverboat Casino, L.P., a limited partnership wholly owned by the Company.

    Pursuant to its rulemaking authority, the MGC has adopted certain regulations which provide, among other things, that: (i) no gaming licensee or occupational licensee may pledge, hypothecate or transfer in any way any license, or any interest in a license, issued by the MGC; (ii) no ownership interest in a gaming licensee or a holding company that is not a publicly held entity may be pledged or hypothecated in any way; (iii) at least 60 days prior to consummation, a party must notify the MGC of its intention to transfer or issue an ownership interest in a gaming licensee or a holding company that is not a publicly held entity (and during such period the MGC may disapprove the transaction or require the transaction be delayed pending further investigation); (iv) at least 15 days prior to consummation, a party must notify the MGC of its intention to: (a) issue an ownership interest in a publicly held gaming licensee or holding company if such issuance would involve, directly or indirectly, 5% or greater of the ownership interest in the gaming licensee or holding company, (b) incur any private debt equal to or exceeding $1,000,000 by a gaming licensee or any holding company affiliated with a gaming licensee or
(c) issue any public debt and, before or after consummation, the MGC may reopen the gaming licensee's licensing hearing to consider the effect of the transaction on the licensee's suitability; (v) not later than 7 days after consummation, the following transactions must be reported to the MGC: (a) the transfer or issuance of an ownership interest in a publicly held gaming licensee or holding company, if such transfer or issuance would result in an entity or group of entities acting in concert owning, directly or indirectly, a total amount of ownership interest equaling 5% or greater of the ownership interest in the gaming licensee or holding company and (b) any pledge or hypothecation of 5% or more of the ownership interest in a publicly held gaming licensee or holding company; (vi) no withdrawals of capital, loans, advances or distribution of any type of assets in excess of 5% of accumulated earnings of a licensee to anyone with an ownership interest in the licensee may occur without prior MGC approval; and (vii) the MGC may take appropriate action against a licensee or other person who has been disciplined in another jurisdiction for gaming related activity.

    QUEENSLAND GAMING LAWS. Queensland, Australia, like the jurisdictions discussed above, has comprehensive laws and regulations governing the conduct of casino gaming. All persons connected with the ownership and operation of a casino, including the Company, its subsidiary that manages the Hotel Conrad Jupiters, Gold Coast and the Conrad International Treasury Casino, Brisbane and certain of their principal stockholders, directors and officers, must be found suitable and licensed. A casino license once issued remains in force until surrendered or cancelled. Queensland law defines the grounds for cancellation and, in such event, an administrator may be appointed to assume control of the hotel-casino complex. The Queensland authorities have conducted an investigation of, and have found suitable, the Company and its subsidiary.

    ONTARIO GAMING LAWS. Ontario, Canada also has laws and regulations governing the conduct of casino gaming. Ontario law requires that the operator of a casino must be found suitable and be registered. A registration once issued remains in force until revoked. Ontario law defines the grounds for registration, as well as revocation or suspension of such registration. The Company and two other shareholders formed Windsor Casino Limited ("WCL") to operate the Casino Windsor. The Ontario authorities have conducted an investigation of, and have found suitable, the Company and the other two shareholders of WCL in connection with the Ontario registration of WCL. In January 1997, WCL redeemed the shareholder interest of one of its three original shareholders.

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

    URUGUAY GAMING LAWS. Uruguay also has laws and regulations governing the establishment and operation of casino gaming. The Internal Auditors Bureau of Uruguay is responsible for establishing the terms under which casino operations are conducted, including suitability requirements of persons associated with gaming operations, authorized games, specifications for gaming equipment, security, surveillance and compliance. The casino located in the Conrad International Punta del Este Resort and Casino has been authorized to conduct casino operations by the Internal Auditors Bureau of Uruguay.

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

    Regulations adopted by the IRS and the gaming regulatory authorities in certain domestic jurisdictions in which the Company operates casinos, or in which the Company has applied for licensing to operate a casino, require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation commenced in May 1985 and may have resulted in the loss of gaming revenues to jurisdictions outside the United States which are exempt from the ambit of IRS regulations.

    OTHER LAWS AND REGULATIONS. Each of the hotels and casinos operated by the Company is subject to extensive state and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages. Management believes that the Company has obtained all required licenses and permits and its businesses are conducted in substantial compliance with applicable laws.

EMPLOYEES

    At February 1, 1997, Hilton employed approximately 65,000 persons, of whom approximately 28,000 are covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Hilton believes that the aggregate compensation benefits and working conditions afforded its employees compare favorably with those received by employees in the hotel and gaming industries generally. Although strikes of short duration have from time to time occurred at certain of Hilton's facilities, Hilton believes its employee relations are satisfactory.

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

    Hotels and hotel-casinos owned and operated, leased and managed by Hilton are briefly described under "Item 1" and, in particular, under the captions "Hotel Operations" and "Gaming Operations." In addition, contemplated additions to, and major refurbishing and remodeling of, existing properties and new hotels and casinos presently under construction that will be operated by Hilton are briefly described under the captions "Hotel Operations--Expansion Program" and "Gaming Operations--Expansion Program" under "Item 1."

ITEM 3.  LEGAL PROCEEDINGS

    A purported class action against Bally, its directors and Hilton was commenced in August 1996 under the caption PARNES V. BALLY ENTERTAINMENT CORPORATION, ET AL. in the Court of Chancery of the State of Delaware, New Castle County. The plaintiff alleges breaches of fiduciary duty in connection with the Bally Merger, including allegedly illegal payments to Arthur M. Goldberg purportedly denying Bally shareholders other than Mr. Goldberg an opportunity to sell their shares to Hilton or any other bidder at the best possible price. In the complaint, the plaintiff seeks, among other things: (i) an order enjoining the Bally Merger; (ii) an award of damages in an unspecified amount; (iii) an order requiring Mr. Goldberg to disgorge his profits; and (iv) an award of attorneys' fees and expenses. Two other purported class actions relating to the Bally Merger are pending against Bally and its directors, one commenced in April 1996 under the caption KINDER V. BRUNET, ET AL. and the other commenced in June 1996 under the caption LORD V. BRUNET, ET AL., in the Court of Chancery of the State of Delaware, New Castle County. These actions are virtually identical, and the plaintiffs also allege breaches of fiduciary duty in connection with the Bally Merger. In the complaint, the plaintiffs seek, among other things: (i) a declaration that defendants have breached their fiduciary duties; (ii) an order requiring defendants to act in accordance with their fiduciary duties in order to maximize the value obtained for Bally's shareholders; (iii) an award of damages in an unspecified amount; and (iv) an award of expenses, including attorneys' fees.

    Two derivative actions purportedly brought on behalf of Bally's Grand, Inc. ("BGI") against its directors and Bally, one commenced in October 1995 and the other in September 1996, have been consolidated under the caption IN RE: BALLY'S GRAND DERIVATIVE LITIGATION in the Court of Chancery of the State of Delaware, New Castle County. The consolidated complaint alleges breaches of fiduciary duty and waste of corporate assets in connection with certain actions including the sale by BGI to Bally of the capital stock of BGI's subsidiary that owns the land and the development rights with respect to the Paris Casino-Resort in Las Vegas (the "Paris Transaction"), alleged improper delegation of duties by BGI's board of directors by virtue of a management agreement (the "Management Agreement") between BGI and Bally's Grand Management Co., Inc., a wholly owned subsidiary of Bally ("BGM"), BGM's designation pursuant to the Management Agreement of recipients awarded BGI stock options, stock repurchases by BGI and Bally, and a consulting agreement entered into by BGI with Arveron Investments L.P. in connection with BGI's repurchases of securities. The plaintiffs seek, among other things: (i) rescission of the Paris Transaction; (ii) a declaration that the Management Agreement is unlawful; (iii) an accounting of damages to BGI and profits to defendants as a result of the transactions complained of; (iv) an accounting for purchases of BGI stock by BGI and Bally; and (v) costs and expenses, including reasonable attorneys' fees. A third derivative action purportedly brought on behalf of BGI against its directors, Bally, BGM and Hilton was commenced in November 1996 under the caption TOWER INVESTMENT GROUP, INC., ET AL. V. BALLY'S GRAND, INC., ET AL. in the Court of Chancery of the State of Delaware, New Castle County. The complaint alleges breach of fiduciary duty and waste of corporate assets by BGI's directors and Bally in connection with the Paris Transaction, aiding and abetting by Hilton of the breaches of fiduciary duty and waste by BGI's directors and Bally, fraud, willful misconduct or gross negligence by Bally and BGM in connection with the Management Agreement, breach of fiduciary duty by BGI's directors in connection with stock purchases by Bally while in possession of material inside information concerning BGI's earnings, breach of fiduciary duty by Bally in connection with alleged threats to abuse its controlling interest in BGI, and violation by BGI's directors and Bally of Section 203 of the Delaware General Corporation Law in connection with the Paris Transaction. The plaintiffs seek, among other things: (i) rescission of the Paris Transaction; (ii) termination of the Management Agreement; (iii) appointment of a custodian to manage BGI's affairs; (iv) compensatory damages; (v) an order enjoining Bally and Hilton from conveying the Paris Casino-Resort; (vi) disgorgement by Bally and Hilton of the profits of the Paris Casino-Resort;
(vii) disgorgement by Arthur M. Goldberg of all payments, warrants and interests received in connection with the Bally Merger; and (viii) disgorgement by Bally of profits earned from any transactions in shares of BGI's stock based upon material inside information. This action has been consolidated with the original consolidated action under the caption IN RE: BALLY'S GRAND, INC. SHAREHOLDERS LITIGATION.

    Several purported derivative actions against Bally and certain of its former directors, including Arthur M. Goldberg, originally filed in December 1990 and January 1991, have been consolidated under the caption IN RE: BALLY ENTERTAINMENT CORPORATION SHAREHOLDERS LITIGATION in the Court of Chancery of the State of Delaware, New Castle County. The consolidated complaint alleges, among other things: breach of fiduciary duty, corporate mismanagement and waste of corporate assets in connection with certain actions including, among other things, payment of compensation, certain acquisitions by Bally, the dissemination of allegedly materially false and misleading information, the restructuring of Bally's debt, and a subsidiary's allegedly discriminatory practices. The plaintiffs seek, among other things: (i) injunctions against payment of certain termination compensation benefits and implementation of the restructuring plan; (ii) rescission of consummated transactions and a declaration that the complained of transactions are null and void; (iii) an accounting by individual defendants of damages to Bally and benefits received by such defendants; (iv) the appointment of a representative to negotiate on behalf of the former Bally stockholders in connection with any restructuring; and (v) costs and disbursements, including a reasonable allowance for the fees and expenses of plaintiff's attorneys, accountants and experts.

    In management's opinion, disposition of pending litigation against the Company, including the lawsuits described above, is not expected to have a material effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth certain information with respect to the executive officers of the Company:

                                                POSITIONS AND OFFICES
NAME                                              WITH THE COMPANY                             AGE
-------------------------  ---------------------------------------------------------------  ---------
Barron Hilton              Chairman of the Board, and previously served as Chief Executive     69
                           Officer until February 1996, and President until February 1993

Stephen F. Bollenbach      President and Chief Executive Officer since February 1996           54

Eric M. Hilton             Vice Chairman of the Board since May 1993, Executive Vice           63
                           President--International Operations from May 1992 until May
                           1993, President, Conrad International Hotels Corporation until
                           May 1993, and Senior Vice President--Real Estate Development,
                           International until May 1992

Arthur M. Goldberg         Executive Vice President and President--Gaming Operations since     55
                           December 1996

Matthew J. Hart            Executive Vice President and Chief Financial Officer since May      44
                           1996

Dieter H. Huckestein       Executive Vice President and President--Hotel Operations since      53
                           May 1994, and Senior Vice President-- Hawaii/California/Arizona
                           Region until May 1994

    Unless otherwise noted in the table, all positions and offices with the Company indicated have been continuously held since January 1992. The executive officers are responsible for all major policy making functions and all other corporate and divisional officers are responsible to, and are under the supervision of, the executive officers. None of the above named executive officers are related, except that Messrs. Barron and Eric Hilton are brothers.

    All of the above named executive officers are directors of the Company, except for Mr. Hart. Prior to joining Hilton, Mr. Hart served as Senior Vice President and Treasurer of The Walt Disney Company since October 1995, Executive Vice President and Chief Financial Officer of Host Marriott Corporation from October 1992 until October 1995, and Senior Vice President and Treasurer of Marriott Corporation until October 1992. Additional information for directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement to be used in connection with its annual meeting of stockholders scheduled to be held on May 8, 1997 (the "Proxy Statement"). Reference is expressly made to the Proxy Statement for the specific information incorporated herein by the aforesaid reference. See "Cover Page--Documents Incorporated by Reference."

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock and PRIDES are listed on the New York and Pacific Stock Exchanges and are traded under the symbols "HLT" and "HLT PR," respectively. Information regarding sales prices, dividend payments and record holders with respect to the Company's Common Stock and PRIDES is set forth under "Supplementary Financial Information" in the Notes to the Company's Consolidated Financial Statements on page 52 in the Stockholders Report, which information is incorporated herein by reference.

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

    The full text of the Plan has been filed as Exhibit 4.7 hereto, and the foregoing summary is qualified in its entirety by reference to Exhibit 4.7.

ITEM 6.  SELECTED FINANCIAL DATA

    See the Five Year Summary on page 53 in the Stockholders Report and "Segments of Business" in the Notes to the Company's Consolidated Financial Statements on pages 48 and 49 in the Stockholders Report.

    The ratio of earnings to fixed charges for the five years ended December 31, 1996 is as follows: 1996 - 3.3 to 1; 1995 - 3.2 to 1; 1994 - 2.8 to 1; 1993 -
2.7 to 1; and 1992 - 2.9 to 1. The computation of the aforesaid ratios is set forth in Exhibit 12 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    See pages 25 through 32 in the Stockholders Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and supplemental information required by this Item are contained in the Stockholders Report on the pages indicated, which information is incorporated herein by reference.

                                                                                            PAGE
                                                                                            -----
Consolidated statements of income for
  the three years ended December 31, 1996..............................................          33

Consolidated balance sheets as of December 31, 1996 and 1995...........................          34

Consolidated statements of cash flow for
  the three years ended December 31, 1996..............................................          35

Consolidated statements of stockholders' equity for
  the three years ended December 31, 1996..............................................          36

Notes to consolidated financial statements.............................................          37

Report of independent public accountants...............................................          51

Segment data for the five years ended December 31, 1996
  contained in the Five Year Summary...................................................          53

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Certain of the information respecting executive officers required by this
Item is set forth under the caption "Executive Officers of the Company" in Part
I. Other information respecting certain executive officers, as well as the required information for directors, will be contained in the Proxy Statement, and reference is expressly made thereto for the specific information incorporated herein by the aforesaid reference.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item will be set forth under "Security Ownership of Certain Beneficial Owners and Executive Officers" and "Election of Directors" in the Proxy Statement, and reference is expressly made thereto for the specific information incorporated herein by the aforesaid reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item will be set forth under "Election of Directors--Certain Relationships and Interests in Certain Transactions" in the Proxy Statement, and reference is expressly made thereto for the specific information incorporated herein by the aforesaid reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) INDEX TO FINANCIAL STATEMENTS

    1.  Financial Statements:

            The index to consolidated financial statements and supplementary data is set forth under Item 8 on page 32 hereof.

    2.  Financial Statement Schedules:

                                                                                            PAGE
                                                                                            -----
Report of Independent Public Accountants...............................................          34
Schedule II--Valuation and Qualifying Accounts.........................................          35
Supplemental Note to Consolidated Financial Statements.................................          36

    All other schedules are inapplicable or the required information is included elsewhere herein.

(B) REPORTS ON FORM 8-K

    The Company filed a Current Report on Form 8-K, dated December 18, 1996, under the caption "Item 2. Acquisition or Disposition of Assets." This filing reported the consummation of the merger of Bally with and into the Company. This filing also contained Bally's consolidated financial statements for the periods ended December 31, 1995 and September 30, 1996, and the Company's pro forma financial statements reflecting the Bally Merger. See "Item 1. General Information--Recent Developments."

(C) EXHIBITS

    Reference is made to the Index to Exhibits immediately preceding the exhibits hereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  SUPPLEMENTAL SCHEDULE AND SUPPLEMENTAL NOTE

To Hilton Hotels Corporation:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Hilton Hotels Corporation and subsidiaries included in the Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 14, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule II and the supplemental note to consolidated financial statements as shown on pages 35 and 36 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. The supplemental schedule and the supplemental note to the consolidated financial statements have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Los Angeles, California
February 14, 1997

                   HILTON HOTELS CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN MILLIONS)

                                                                                         CHARGED
                                                              BALANCE AT   CHARGED TO   (CREDITED)                        BALANCE AT
                                                              BEGINNING    COSTS AND     TO OTHER                           END OF
                                                              OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   OTHER     PERIOD
                                                              ----------   ----------   ----------   ----------   -----   ----------
YEAR ENDED DECEMBER 31, 1996
  Allowance for doubtful accounts
    Hotel and other.........................................    $  12            4          (2)            5         1(A)      10
    Casino..................................................       18           25        --              26        13(A)      30
  Reserve for loss on other investments                            20            6        --              20       --           6

YEAR ENDED DECEMBER 31, 1995
  Allowance for doubtful accounts
    Hotel and other.........................................    $  14            6          (1)            7       --          12
    Casino..................................................       18           20        --              20       --          18
  Reserve for loss on other investments.....................       21        --           --               1       --          20

YEAR ENDED DECEMBER 31, 1994
  Allowance for doubtful accounts
    Hotel and other.........................................    $  13            5        --               4       --          14
    Casino..................................................        9           14        --               5       --          18
  Reserve for loss on other investments.....................       13        --           --           --            8(B)      21

---------

(A) Represents balances acquired during the period.

(B) Represents unrealized holding losses on certain equity securities.

                   HILTON HOTELS CORPORATION AND SUBSIDIARIES

             SUPPLEMENTAL NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                         AT DECEMBER 31, 1996 AND 1995
                                 (IN MILLIONS)

                                                                                                      1996       1995
                                                                                                    ---------  ---------
Accounts payable and accrued expenses at December 31, consisted of:
  Accounts and notes payable......................................................................  $     230  $     167
  Accrued salaries and wages......................................................................         87         59
  Remittances to owners...........................................................................         64        119
  Other accrued expenses..........................................................................        513        343
                                                                                                    ---------  ---------
                                                                                                    $     894  $     688
                                                                                                    ---------  ---------
                                                                                                    ---------  ---------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 1997.

                                          HILTON HOTELS CORPORATION
                                                     (Registrant)

                                          By:           MATTHEW J. HART

                                             -----------------------------------

                                                       Matthew J. Hart

                                                Executive Vice President and
                                                   Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 1997.

           STEPHEN F. BOLLENBACH                          DIETER H. HUCKESTEIN
-------------------------------------------   -------------------------------------------
           Stephen F. Bollenbach                          Dieter H. Huckestein
   President and Chief Executive Officer                        Director

              A. STEVEN CROWN                              ROBERT L. JOHNSON
-------------------------------------------   -------------------------------------------
              A. Steven Crown                              Robert L. Johnson
                  Director                                      Director

              PETER M. GEORGE                                DONALD R. KNAB
-------------------------------------------   -------------------------------------------
              Peter M. George                                Donald R. Knab
                  Director                                      Director

             ARTHUR M. GOLDBERG                           BENJAMIN V. LAMBERT
-------------------------------------------   -------------------------------------------
             Arthur M. Goldberg                           Benjamin V. Lambert
                  Director                                      Director

              MATTHEW J. HART                               DONNA F. TUTTLE
-------------------------------------------   -------------------------------------------
              Matthew J. Hart                               Donna F. Tuttle
        Executive Vice President and                            Director
          Chief Financial Officer
  (Chief Financial and Accounting Officer)

               BARRON HILTON                               SAM D. YOUNG, JR.
-------------------------------------------   -------------------------------------------
               Barron Hilton                               Sam D. Young, Jr.
           Chairman of the Board                                Director

               ERIC M. HILTON
-------------------------------------------
               Eric M. Hilton
                  Director

                                                     INDEX TO EXHIBITS
                                                                                                               SEQUENTIALLY
EXHIBIT                                                                                                          NUMBERED
 NUMBER                                               DESCRIPTION                                                  PAGE
--------   --------------------------------------------------------------------------------------------------  ------------

      2.1  Agreement and Plan of Merger, dated as of June 6, 1996, between Registrant and Bally Entertainment
           Corporation, as amended (incorporated herein by reference from Exhibit 2.1 to Registrant's
           Registration Statement on Form S-4 (File No. 333-10415))

      3.1  Restated Certificate of Incorporation of Registrant, as amended (incorporated herein by reference from Exhibit 4.1 to Registrant's Registration Statement on Form S-3 (File No. 333-18523))

      3.2  By-Laws of Registrant, as amended (incorporated herein by reference from Exhibit 4.2 to
           Registrant's Registration Statement on Form S-3 (File No. 333-18523))

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

      4.4  Indenture, dated as of May 14, 1996, between Registrant and The Bank of New York, regarding
           Registrant's 5% Convertible Subordinated Notes due 2006 (incorporated herein by reference from
           Exhibit 4.6 to Registrant's Registration Statement on Form S-4 (File No. 333-10415))

      4.5  Credit Agreement, dated as of October 18, 1996, among Registrant, the financial institutions signatory thereto, Morgan Guaranty Trust Company of New York, as documentation agent and The Bank of New York, as administrative agent..............................................................

      4.6  Reimbursement Agreements, dated as of November 15, 1990, among Registrant, Swiss Bank Corporation and the financial institutions signatory thereto (incorporated herein by reference from Exhibit
           4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990)

      4.7  Rights Agreement, dated as of July 14, 1988, between Registrant and The First National Bank of
           Chicago (incorporated herein by reference from Exhibit 1 to Registrant's Current Report on Form
           8-K, dated July 14, 1988)

      4.8  Agreement Amending Rights Agreement, dated as of July 13, 1990, among Registrant, The First
           National Bank of Chicago and Manufacturers Hanover Trust Company of California, relating to
           Exhibit 4.7 hereto (incorporated herein by reference from Exhibit 8 to Registrant's Form 8-A, dated May 2, 1996)

                                                     INDEX TO EXHIBITS
                                                                                                               SEQUENTIALLY
EXHIBIT                                                                                                          NUMBERED
 NUMBER                                               DESCRIPTION                                                  PAGE
--------   --------------------------------------------------------------------------------------------------  ------------
      4.9  Form of Certificate of Designations, Preferences, Rights and Limitations of Registrant's Preferred
           Redeemable Increased Dividend Equity Securities, 8% PRIDES, Convertible Preferred Stock
           (incorporated herein by reference from Exhibit 4.10 to Registrant's Registration Statement on Form
           S-4 (File No. 333-10415))

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

     10.3  Amendment, dated November 14, 1996, to the 1984 Stock Option and Stock Appreciation Rights Plan of
           Registrant, relating to Exhibits 10.1 and 10.2 hereto*............................................

     10.4  1990 Stock Option and Stock Appreciation Rights Plan of Registrant, together with the Stock Option
           Agreement relating thereto, both as amended (incorporated herein by reference from Exhibit 10.4 to
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1990)*

     10.5  Amendment, dated January 20, 1994, to the 1990 Stock Option and Stock Appreciation Rights Plan of
           Registrant, relating to Exhibit 10.4 hereto (incorporated herein by reference from Exhibit 10.5 to
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1993)*

     10.6  Amendment, dated January 19, 1995, to the 1990 Stock Option and Stock Appreciation Rights Plan of
           Registrant, relating to Exhibits 10.4 and 10.5 hereto (incorporated herein by reference from
           Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*

     10.7  Amendment, dated November 14, 1996, to the 1990 Stock Option and Stock Appreciation Rights Plan of
           Registrant, relating to Exhibits 10.4, 10.5 and 10.6
           hereto*...........................................................................................

     10.8  1996 Stock Incentive Plan of Registrant (incorporated herein by reference from Exhibit 10.6 to
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1995)*

     10.9  Amendment, dated November 14, 1996, to the 1996 Stock Incentive Plan of Registrant, relating to
           Exhibit 10.8 hereto*..............................................................................

     10.10 1996 Chief Executive Stock Incentive Plan of Registrant (incorporated herein by reference from
           Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995)*

     10.11 Incentive Compensation Plan of Registrant (incorporated herein by reference from Exhibit 10.4 to
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1980)*

                                                     INDEX TO EXHIBITS
                                                                                                               SEQUENTIALLY
EXHIBIT                                                                                                          NUMBERED
 NUMBER                                               DESCRIPTION                                                  PAGE
--------   --------------------------------------------------------------------------------------------------  ------------
     10.12 Amendment, dated as of January 1, 1994, to the Incentive Compensation Plan of Registrant, relating to Exhibit 10.11 hereto (incorporated herein by reference from Exhibit 10.7 to Registrant's Annual
           Report on Form 10-K for the year ended December 31, 1993)*

     10.13 Retirement Plan of Registrant, as amended and restated (incorporated herein by reference from
           Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*

     10.14 First Amendment, dated as of November 15, 1995, to the Retirement Plan of Registrant, relating to
           Exhibit 10.13 hereto (incorporated herein by reference from Exhibit 10.11 to Registrant's Annual
           Report on Form 10-K for the year ended December 31, 1995)*

     10.15 Second Amendment, effective December 31, 1996, to the Retirement Plan of Registrant, relating to
           Exhibits 10.13 and 10.14 hereto*..................................................................

     10.16 Third Amendment, effective December 31, 1996, to the Retirement Plan of Registrant, relating to
           Exhibits 10.13, 10.14 and 10.15 hereto*...........................................................

     10.17 Supplemental Executive Retirement Plan of Registrant, as amended (incorporated herein by reference from Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31,
           1991)*

     10.18 Amendment, effective April 1, 1994, to the Supplemental Executive Retirement Plan of Registrant,
           relating to Exhibit 10.17 hereto (incorporated herein by reference from Exhibit 10.10 to
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*

     10.19 Amendment, effective December 31, 1996, to the Supplemental Executive Retirement Plan of
           Registrant, relating to Exhibits 10.17 and 10.18 hereto*..........................................

     10.20 Directors' Retirement Benefit Plan of Registrant, as amended (incorporated herein by reference from Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31,
           1991)*

     10.21 Retirement Benefit Replacement Plan of Registrant, as amended (incorporated herein by reference from Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31,
           1992)*

     10.22 Amendment, dated as of January 1, 1994, to the Retirement Benefit Replacement Plan of Registrant,
           relating to Exhibit 10.21 hereto (incorporated herein by reference from Exhibit 10.12 to
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1993)*

     10.23 Amendment, effective April 1, 1994, to the Retirement Benefit Replacement Plan of Registrant,
           relating to Exhibits 10.21 and 10.22 hereto (incorporated herein by reference from Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*

     10.24 Amendment, effective December 31, 1996, to the Retirement Benefit Replacement Plan of Registrant,
           relating to Exhibits 10.21, 10.22 and 10.23 hereto*...............................................

     10.25 Thrift Savings Plan of Registrant, as amended and restated*.......................................

     10.26 Amendment, effective January 1, 1996, to the Thrift Savings Plan of Registrant, relating to
           Exhibit 10.25 hereto*.............................................................................

                                                     INDEX TO EXHIBITS
                                                                                                               SEQUENTIALLY
EXHIBIT                                                                                                          NUMBERED
 NUMBER                                               DESCRIPTION                                                  PAGE
--------   --------------------------------------------------------------------------------------------------  ------------
     10.27 Executive Deferred Compensation Plan of Registrant, as amended*...................................

     10.28 Amendment, effective January 1, 1997, to the Executive Deferred Compensation Plan of Registrant,
           relating Exhibit 10.27 hereto*....................................................................

     10.29 Employee Stock Purchase Plan of Registrant*.......................................................

     10.30 Form of Change of Control Agreement between Registrant and each of Barron Hilton, Eric M. Hilton,
           Matthew J. Hart and Dieter H. Huckestein (incorporated herein by reference from Exhibit 10.16 to
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*

     10.31 Change of Control Agreement, dated as of January 30, 1996, between Registrant and Stephen F.
           Bollenbach*.......................................................................................

     10.32 Employment Agreement, dated as of February 1, 1996, between Registrant and Stephen F. Bollenbach
           (incorporated herein by reference from Exhibit 10.21 to Registrant's Annual Report on Form 10-K
           for the year ended December 31, 1995)*

     10.33 Amended Consulting and Employment Agreement, dated as of November 12, 1996, between Registrant and
           Arthur M. Goldberg*...............................................................................

     10.34 First Amendment, dated as of December 14, 1996, to the Amended Consulting and Employment
           Agreement, relating to Exhibit 10.33 hereto*......................................................

     10.35 Deferred Compensation Agreement, dated as of January 16, 1997, between Registrant and Arthur M.
           Goldberg*.........................................................................................

     10.36 Letter Agreement, dated as of October 10, 1996, between Registrant and Raymond C. Avansino,
           Jr.*..............................................................................................

     10.37 Release and Separation Agreement, dated as of February 19, 1997, between Registrant and William C.
           Lebo, Jr.*........................................................................................

     11    Computation of Earnings Per Share.................................................................

     12    Computation of Ratios of Earnings to Fixed Charges................................................

     13    Registrant's Annual Report to Stockholders for the year ended December 31, 1996...................

     21    List of Registrant's Subsidiaries.................................................................

     23    Consent of Independent Public Accountants.........................................................

     99    Undertakings......................................................................................

---------

* Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K, previously filed where indicated and incorporated herein by reference.

    Pursuant to Regulation Section 229.601, Item 601(b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Registrant hereby undertakes to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries (and for any of its unconsolidated subsidiaries for which financial statements are required to be filed) wherein the total amount of securities authorized thereunder does not exceed 10% of the total consolidated assets of the Registrant.