Form 10-Q
period 1997-03-31
HILTON HOTELS CORP
filed 1997-05-14
CIK 47580

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ...............to ...............


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1997 --- Common Stock, $2.50 par value --- 249,446,824 shares.

PART I      FINANCIAL INFORMATION

Company or group of companies for which report is filed:

                         HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1.     FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

                                                                 THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                     1997     1996
----------------------------------------------------------------------------------
Revenue                Rooms                                       $  460     426
                       Food and beverage                              244     215
                       Casino                                         450     200
                       Franchise fees                                  12      10
                       Other products and services                    137     106
                       -----------------------------------------------------------
                                                                    1,303     957
----------------------------------------------------------------------------------

Expenses               Rooms                                          128     123
                       Food and beverage                              190     165
                       Casino                                         242     112
                       Other expenses, including
                        remittances to owners                         573     469
                       Corporate expense                               13       9
                       -----------------------------------------------------------
                                                                    1,146     878
----------------------------------------------------------------------------------

Operating income                                                      157      79

                       Interest and dividend income                    13       7
                       Interest expense                               (43)    (21)
                       Interest expense, net, from equity investments  (4)     (3)

----------------------------------------------------------------------------------
Income before income taxes
and minority interest                                                 123      62
                       Provision for income taxes                      51      24
                       Minority interest, net                           4       1
----------------------------------------------------------------------------------

Net income                                                         $   68      37
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

Net income available to
common stockholders                                                $   65      37
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

Net income per share                                               $  .26     .19

----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

Average number
of shares                                                             250     195
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

HILTON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

                                                                 MARCH 31,   DECEMBER 31,
                                                                      1997           1996
------------------------------------------------------------------------------------------
Assets                 Current assets
                        Cash and equivalents                      $    376            388
                        Temporary investments                           26             50
                        Other current assets                           656            713
                       -------------------------------------------------------------------
                       Total current assets                          1,058          1,151
                       Investments                                     442            373
                       Property and equipment, net                   4,846          4,698
                       Goodwill                                      1,287          1,295
                       Other assets                                     52             60
                       -------------------------------------------------------------------
                       Total assets                               $  7,685          7,577
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

Liabilities and        Current liabilities
stockholders' equity    Accounts payable and accrued expenses     $    854            894
                        Current maturities of long-term debt            30            101
                        Income taxes payable                            38              3
                       -------------------------------------------------------------------
                       Total current liabilities                       922            998
                       Long-term debt                                2,732          2,606
                       Deferred income taxes and other liabilities     754            762
                       Stockholders' equity                          3,277          3,211
                       -------------------------------------------------------------------
                       Total liabilities and stockholders' equity $  7,685          7,577
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

HILTON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

                                                                             Three months ended
                                                                                   March 31,
                                                                              1997           1996
--------------------------------------------------------------------------------------------------
Operating Activities   Net income                                          $    68             37
                       Adjustments to reconcile net income to net
                        cash provided by operating activities:
                        Depreciation and amortization                           68             38
                        Amortization of debt issue costs                         1            -
                        Change in working capital components:
                         Other current assets                                   30             44
                         Accounts payable and accrued expenses                   2            (49)
                         Income taxes payable                                   35             20
                        Change in deferred income taxes                        (17)            (1)
                        Change in other liabilities                            (79)           -
                        Distributions from equity investments
                         in excess of earnings                                   1              5
                        Other                                                    9            -
                       ---------------------------------------------------------------------------
                       Net cash provided by operating activities               118             94
--------------------------------------------------------------------------------------------------

Investing Activities   Capital expenditures                                   (139)           (32)
                       Additional investments                                  (77)           (15)
                       Change in temporary investments                          (1)            17
                       Proceeds from property transactions                     100            -
                       Payments on notes and other investments                  14              1
                       Acquisitions, net of cash acquired                      (69)           -
                       ---------------------------------------------------------------------------
                       Net cash used in investing activities                  (172)           (29)
--------------------------------------------------------------------------------------------------

Financing Activities   Change in commercial paper borrowings
                        and revolving loans                                    129           (153)
                       Reduction of long-term debt                             (74)            (1)
                       Issuance of common stock                                 10             19
                       Cash dividends                                          (23)           (14)
                       ---------------------------------------------------------------------------
                       Net cash provided by (used in) financing activities      42           (149)
--------------------------------------------------------------------------------------------------

Decrease in Cash and Equivalents                                               (12)           (84)
Cash and Equivalents at Beginning of Year                                      388            433
--------------------------------------------------------------------------------------------------

Cash and Equivalents at End of Period                                      $   376            349
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

HILTON HOTELS CORPORATION AND SUBSIDIARIES
SUMMARY OF OPERATIONS
(dollars in millions, except average rate amounts)


                                                              Three months ended
                                                                   March 31,
                                                                1997       1996
--------------------------------------------------------------------------------

Revenue        Hotels                                       $    667       616
               Gaming                                            636       341
               -----------------------------------------------------------------
               Total                                        $  1,303       957
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Operating      Hotels                                       $     85        55
income         Gaming                                             85        33
               Corporate expense                                 (13)       (9)
               -----------------------------------------------------------------
               Total                                             157        79
               Net interest expense                              (34)      (17)
               Provision for income taxes                        (51)      (24)
               Minority interest, net                             (4)       (1)
--------------------------------------------------------------------------------

Net income                                                  $     68        37
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Occupancy      Hotels                                           71.8 %    71.6
               Gaming                                           87.2      88.7
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Average rate   Hotels                                       $ 146.66    136.38
               Gaming                                          77.38     74.39
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------




                                                    March 31, 1997                      March 31, 1996
                                           --------------------------------    --------------------------------
                                           Number of   Available    Casino      Number of   Available    Casino
                                           Properties    Rooms      Sq. ft.     Properties    Rooms      Sq. ft.
---------------------------------------------------------------------------------------------------------------
Hotels         Owned and partially owned        32       23,793        -             33       24,103        -
               Managed                          28       16,695        -             26       15,768        -
               Franchised                      177       45,063        -            164       42,167        -
               ------------------------------------------------------------------------------------------------
               Total hotels                    237       85,551        -            223       82,038        -

Gaming         Owned, partially owned and
                managed casinos and
                hotel-casinos                   16       16,992    963,000           10       12,782    626,000
---------------------------------------------------------------------------------------------------------------

               Total                           253      102,543    963,000          233       94,820    626,000
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

NET INCOME PER SHARE

The calculations of common and equivalent shares, net income and net income per share are as follows:

                                                                     Three months ended
                                                                          March 31,
                                                                     1997          1996
                                                                     ----          ----
Shares outstanding
  beginning of period                                         248,717,746   193,348,712
Net common shares issued/
  issuable upon exercise
  of certain stock
  options                                                       1,548,165     1,669,365
                                                               ----------     ---------
Common and equivalent
  shares                                                      250,265,911   195,018,077
                                                              -----------   -----------
                                                              -----------   -----------

Net income (in millions)                                            $  68         $  37
                                                                    -----         -----
                                                                    -----         -----

Preferred dividend requirement (in millions)                        $   3         $   -
                                                                    -----         -----

Net income available to common stockholders (in millions)           $  65         $  37
                                                                    -----         -----
                                                                    -----         -----

Net income per share                                                $ .26         $ .19
                                                                    -----         -----
                                                                    -----         -----

Dividends declared per common share                                 $ .08         $.075
                                                                    -----         -----
                                                                    -----         -----

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  GENERAL

The consolidated financial statements presented herein have been prepared by Hilton Hotels Corporation and subsidiaries (the Company) in accordance with the accounting policies described in its 1996 Annual Report to Stockholders and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The statements for the three months ended March 31, 1997 and 1996 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

The consolidated financial statements for the 1996 period reflect certain reclassifications to conform with classifications adopted in 1997. These classifications have no effect on net income.


NOTE 2:  BASIS OF PRESENTATION

During 1996, the Company elected to change the presentation in its consolidated financial statements to include the operating results and working capital of properties operated under long-term management agreements. These agreements effectively convey to the Company the right to use the properties in exchange for payments to the property owners, which are based primarily on the properties' profitability. All periods presented reflect this change in presentation which the Company believes is preferable. The consolidated financial statements include the following amounts related to managed hotels: current assets and current liabilities of $336 million and $344 million at March 31, 1997 and December 31, 1996, respectively, including cash and equivalents of $161 million and $115 million, respectively; revenue of $493 million and $565 million for the three-month periods ended March 31, 1997 and 1996, respectively; and operating expenses, including remittances to owners, of $576 million and $527 million for the three-month periods ended March 31, 1997 and 1996, respectively.


NOTE 3:  ACQUISITION

Effective December 18, 1996, the Company completed the merger of Bally Entertainment Corporation (Bally) with and into the Company pursuant to an agreement dated June 6, 1996. The Company's consolidated results of operations have incorporated Bally's activity from the effective date of the merger. The following unaudited pro forma information has been prepared assuming that this acquisition had taken place on January 1, 1996. This pro forma information does not purport to be indicative of future results or what would have occurred had the acquisition been made as of that date.


                                                         Three months ended
                                                               March 31,
(in millions, except per share amounts)                   1997           1996
                                                          ----           ----
                                                                     (pro forma)

Revenue                                                $ 1,303          1,239
Operating income                                           157            132
Net income                                                  68             55
Net income per share                                       .26            .21

NOTE 4:  ITT OFFER

In January 1997, the Company commenced an offer to acquire ITT Corporation (ITT) in a combination cash and stock transaction. The Company offered a price of $55 for each ITT share, for a consideration of approximately $6.5 billion. The total transaction, including assumption of ITT's outstanding debt, would be valued at approximately $10.5 billion. The Company's offer consists of a cash tender offer of $55 per share for a majority of the outstanding ITT shares (the ITT Tender Offer), to be followed by a merger whereby ITT shareholders would receive shares of the Company's common stock, par value $2.50 per share, with a value of $55 in exchange for each remaining ITT share, subject to appropriate collar provisions. The Company plans to fund the ITT Tender Offer from a combination of its available cash, working capital, existing credit facilities, borrowings under credit facilities that the Company will seek to obtain from commercial banks and/or the issuance of public debt. The Company has reached a preliminary understanding with HFS Incorporated (HFS) under which HFS would license, on a long-term worldwide basis, the Sheraton trademark, franchise systems and management agreements. The acquisition would be subject to regulatory approvals and other conditions, and therefore there can be no assurance that the Company would be successful in acquiring ITT, or if successful, what effect such acquisition would have on the Company's financial condition or results of operations.

On February 12, 1997, the board of directors of ITT recommended that the ITT shareholders reject the Company's offer as inadequate and not in the best interests of ITT shareholders. In response, the Company expressed its continuing commitment to the transaction, including pursuing the transaction by taking the matter directly to ITT shareholders.


NOTE 5:  SUPPLEMENTAL CASH FLOW INFORMATION


                                                            Three months ended
                                                                 March 31,
                                                           1997             1996
                                                           ----             ----
                                                               (in millions)
Cash paid during the period for the following:

Interest, net of amounts capitalized                      $  38               24
Income taxes                                                  6                2


NOTE 6:  INVESTMENTS

Summarized operating results of the Company's equity investments are as follows:


                                                            Three months ended
                                                                 March 31,
                                                           1997             1996
                                                           ----             ----
                                                               (in millions)

Revenue                                                   $ 236              353
Expenses                                                    190              291
Net Income                                                   42               53

NOTE 7:  SUPPLEMENTAL SEGMENT DATA

Supplemental hotel segment data for the three months ended March 31, 1997 and 1996 are as follows:


                                                            Three months ended
                                                                 March 31,
                                                           1997             1996
                                                           ----             ----
                                                               (in millions)

Revenue
 Rooms                                                    $ 381              359
 Food and beverage                                          178              166
 Franchise fees                                              12               10
 Other products and services                                 96               81
                                                          -----             ----
                                                            667              616
                                                          -----             ----

Expenses
 Rooms                                                       99              101
 Food and beverage                                          134              125
 Other expenses, including
  remittances to owners                                     349              335
                                                          -----             ----
                                                            582              561
                                                          -----             ----
Hotel operating income                                    $  85               55
                                                          -----             ----
                                                          -----             ----

Supplemental gaming segment data for the three months ended March 31, 1997 and 1996 are as follows:


                                                            Three months ended
                                                                 March 31,
                                                           1997             1996
                                                           ----             ----
                                                               (in millions)

Revenue
 Rooms                                                    $  79               67
 Food and beverage                                           66               49
 Casino                                                     450              200
 Other products and services                                 41               25
                                                          -----             ----
                                                            636              341
                                                          -----             ----

Expenses
 Rooms                                                       29               22
 Food and beverage                                           56               40
 Casino                                                     242              112
 Other expenses, including
  remittances to owners                                     224              134
                                                          -----             ----
                                                            551              308
                                                          -----             ----
Gaming operating income                                   $  85               33
                                                          -----             ----
                                                          -----             ----


NOTE 8: SUBSEQUENT EVENTS

On April 15, 1997, the Company issued $375 million of 10-year senior unsecured notes. The notes will mature on April 15, 2007 and carry an interest rate of 7.95%. The Company used the proceeds to repay a portion of its outstanding revolving credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

LIQUIDITY

                                                             Three months ended March 31,
                                                                1997             1996
                                                                ----             ----
          EBITDA (1)                                                 (in millions)
          Hotels                                               $ 111               79
          Gaming                                                 133               54
          Corporate                                              (13)              (6)
                                                               -----            -----
           Total                                               $ 231              127
                                                               -----            -----
                                                               -----            -----


          Net cash provided by operating activities            $ 118               94
          Net cash used in investing activities                 (172)             (29)
          Net cash provided by (used in) financing activities     42             (149)

          Capital expenditures                                   139               32
          Additional investments                                  77               15


     (1) EBITDA is earnings before interest, taxes, depreciation, amortization and non-cash charges. EBITDA is presented supplementally because management believes it allows for a more complete analysis of results of operations. This information should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles nor should it be considered as an indicator of the overall financial performance of the Company.

Total EBITDA for the 1997 quarter was $231 million, an increase of $104 million over the 1996 quarter. The increase was attributable to the 1996 acquisitions of Bally Entertainment Corporation (Bally) and the majority of The Prudential Insurance Company of America's (Prudential) interests in six full-service hotel properties, as well as continued improvement in EBITDA and revenue per available room (REVPAR) at the Company's large full-service hotels. The 1997 quarter also benefited from a return to a more normalized baccarat win percentage at the Las Vegas Hilton.

CAPITAL SPENDING

New developments and refurbishment programs are continually underway at the Company's hotel and casino properties. Construction projects at a number of Company properties continued during the 1997 period. Ongoing construction of the new 300-room tower at The Atlantic City Hilton will increase its capacity by nearly 60 percent. This $50 million project is expected to be completed by July 1997. The Company is nearing completion of "Wild Wild West," a new western-themed casino scheduled to open in July 1997. This $110 million project is located on approximately four acres of boardwalk property adjacent to Bally's Park Place and will feature a 70,000 square foot casino complex.

Construction continues on "Star Trek: The Experience at the Las Vegas Hilton," an adult-oriented attraction being developed in collaboration with Paramount Parks, Inc. This project will include the addition of a new 22,000 square foot themed casino and is scheduled to open in late summer 1997. The Company's share of costs for this project will total approximately $70 million.

Construction also continues on schedule at the approximately 43% owned Conrad International Punta del Este Resort and Casino in Punta del Este, Uruguay. This $193 million project includes a 38,000 square foot casino, which opened in January 1997, and a 300-room luxury hotel which is scheduled to open in late-1997. As of March 31, 1997, the Company has provided $67 million in debt financing for this project.

In April 1997, the Company began construction on the $750 million, 2,900-room Paris Casino-Resort which will feature an 85,000 square foot casino, nine theme restaurants, 130,000 square feet of convention space and a retail shopping complex with a French influence. In addition to a 50-story replica of the Eiffel Tower, the resort will also feature replications of some of the French city's most recognized landmarks including the Arc de Triomphe, the Paris Opera House, The Louvre and rue de la Paix. This project, which is adjacent to Bally's Las Vegas, is expected to be completed in the spring of 1999.

In addition to the estimated $380 million in 1997 expenditures related to the aforementioned gaming projects, the Company anticipates spending approximately $130 million in the gaming segment in 1997 on normal capital replacements, structural and technology upgrades and ADA/safety compliance projects. Improvement projects, that are evaluated using the Company's ROI criteria, are expected to total approximately $20 million.

Growth in the hotel segment continues through selective acquisition of large full-service hotels in major market locations. In February 1997, the Company acquired the 591-room Anchorage Hilton hotel in Anchorage, Alaska for approximately $67 million. The Company expects to invest an additional $3 million to renovate certain areas of the hotel.

Also in February 1997, the Company sold its 30 percent interest in the Conrad International Hong Kong for approximately $100 million plus the assumption of $12 million of existing debt. The transaction resulted in a $70 million gain which will be amortized over the remaining life of the existing management contract.

The Company expects to make further acquisitions in 1997. In addition, the Company intends to spend approximately $75 million in the hotel segment on normal capital replacements, upgrades and compliance projects. Improvement projects, which are subject to strict ROI analysis, are expected to total approximately $10 million.

The estimated 1997 expenditures required to complete the aforementioned projects and capital spending programs will be financed through available cash flows and general corporate borrowings.


SIGNIFICANT NEW DEVELOPMENTS

In January 1997, the Company commenced an offer to acquire ITT Corporation (ITT) in a combination cash and stock transaction. The Company offered a price of $55 for each ITT share, for a consideration of approximately $6.5 billion. The total transaction, including assumption of ITT's outstanding debt, would be valued at approximately $10.5 billion. The Company's offer consists of a cash tender offer of $55 per share for a majority of the outstanding ITT shares (the ITT Tender Offer), to be followed by a merger whereby ITT shareholders would receive shares of the Company's common stock, par value $2.50 per share, with a value of $55 in exchange for each remaining ITT share, subject to appropriate collar provisions. The Company plans to fund the ITT Tender Offer from a combination of its available cash, working capital, existing credit facilities, borrowings under credit facilities that the Company will seek to obtain from commercial banks and/or the issuance of public debt. The Company has reached a preliminary understanding with HFS Incorporated (HFS) under which HFS would license, on a long-term worldwide basis, the Sheraton trademark, franchise systems and management agreements. The acquisition would be subject to regulatory approvals and other conditions, and therefore there can be no assurance that the Company would be successful in acquiring ITT, or if successful, what effect such acquisition would have on the Company's financial condition or results of operations.

On February 12, 1997, the board of directors of ITT recommended that the ITT shareholders reject the Company's offer as inadequate and not in the best interests of ITT shareholders. In response, the Company expressed its continuing commitment to the transaction, including pursuing the transaction by taking the matter directly to ITT shareholders.


LONG-TERM DEBT

Long-term debt at March 31, 1997 totaled $2.7 billion, compared with $2.6 billion at December 31, 1996. In February 1997, the Company redeemed its 6% Convertible Subordinated Notes due 1998 and its 10% Convertible Subordinated Notes due 2006. These notes, formerly obligations of Bally, had outstanding principal balances of $1 million and $70 million, respectively.

At March 31, 1997, approximately $833 million of the aggregate commitment of the Company's five year $1.75 billion revolving credit facility supported the issuance of commercial paper and $800 million was outstanding, leaving approximately $117 million of the revolving bank debt facility available to the Company at such date.

The Company has an effective shelf registration statement (the Shelf) on file with the Securities and Exchange Commission registering up to $1 billion in debt or equity securities. On April 15, 1997, the Company issued $375 million of 10-year senior unsecured notes under the Shelf. The notes will mature on April 15, 2007 and carry an interest rate of 7.95%. The Company used the proceeds from the offering to repay a portion of its revolving credit facility.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL QUARTERS ENDED MARCH 31, 1997 AND 1996

OVERVIEW

A summary of the Company's consolidated revenue and earnings for the three months ended March 31, 1997 and 1996 is a follows:

(in millions, except per share amounts)      1997       1996       % Change
                                             ----       ----       --------

Revenue                                   $ 1,303        957          36%
EBITDA                                        231        127          82%
Operating income                              157         79          99%
Net income                                     68         37          84%
Net income per share                          .26        .19          37%


HOTELS

Hotel revenue for the 1997 quarter was $667 million, an increase of 8 percent over 1996. EBITDA from the hotel division was $111 million for the 1997 first quarter, a 41 percent increase, compared to $79 million a year ago, while hotel operating income increased 55 percent to $85 million from $55 million last year. Hotel industry fundamentals remain strong, particularly in the full-service segment. The Company continues to benefit from a supply-demand imbalance at most of its major full-service properties. In addition, the hotel division benefited from increased ownership interests in six full-service hotels in Chicago, New York, San Francisco and Washington D.C. acquired from Prudential in the 1996 fourth quarter. Occupancy for hotels owned or managed was 71.8 percent in 1997 compared to 71.6 percent in 1996. The average room rate increased eight percent to $146.66 from $136.38 in the prior year.

EBITDA from the Company's ten major full-service properties increased $20 million over the prior year quarter. Of this increase, approximately $11 million resulted from the increased ownership interests acquired from Prudential and the balance was due to improved operations. Combined EBITDA from the Waldorf=Astoria and the New York Hilton & Towers increased $2 million over the 1996 first quarter. Growth in individual business traveler and leisure guest volume contributed to a combined REVPAR increase at these two properties of 12 percent over the 1996 quarter. EBITDA at the San Francisco Hilton & Towers increased $4 million due primarily to an increase of 110 percent in convention guest volume which contributed to an 18 percent increase in average room rate and a six point increase in occupancy. Occupancy for these ten major full-service hotels (which also includes properties in Chicago, Honolulu, New Orleans and Washington D.C.) was 73.9 percent versus 71.5 percent in the 1996 quarter. The average room rate increased to $160.81 in the 1997 first quarter from $150.31 and REVPAR improved 11 percent between periods.

Strong industry fundamentals led to a 12 percent increase in REVPAR at the Company's other full-service domestic owned and equity properties. These properties, typically located in large secondary markets and suburban locations, generated a $4 million increase in EBITDA over the prior year quarter.

Depreciation and amortization for the hotel division, including the Company's proportionate share of equity investments, increased $2 million to $26 million in the first quarter of 1997 compared to prior year.

Although the supply-demand balance generally remains favorable, future operating results could be adversely impacted by increased capacity and weak demand.
These conditions could limit the Company's ability to pass through inflationary increases in operating costs in the form of higher rates. Increases in transportation and fuel costs or sustained recessionary periods could also unfavorably impact future results. However, the Company believes that its financial strength, market presence and diverse product line will enable it to remain extremely competitive.

GAMING

Total gaming revenue increased 87 percent in the 1997 first quarter to $636 million from $341 million in 1996. Casino revenue, a component of gaming revenue, increased 125 percent to $450 million in 1997 compared to $200 million in the prior year. EBITDA from the gaming division was $133 million compared to $54 million in the prior year first quarter and gaming operating income increased 158 percent to $85 million from $33 million in the 1996 first quarter. The Company's gaming division benefited from the addition of the Bally properties in Las Vegas, Atlantic City, Mississippi and New Orleans, along with improved results at the Las Vegas Hilton. Gaming revenue, casino revenue, EBITDA and operating income increased $276 million, $218 million, $68 million and $48 million, respectively, as a result of the Bally aquisition.

EBITDA at the Las Vegas Hilton increased $20 million from the prior year, primarily due to a significant increase in volume of its premium play baccarat business coupled with a normalized win percentage. Baccarat drop increased 90% over prior year's first quarter and the baccarat win percentage increased 18 points from a lower than normal win percentage in the 1996 first quarter. Results at the Las Vegas Hilton are more volatile than the Company's other casinos because this property caters to the premium play segment of the market. Future fluctuations in premium play volume and win percentage could result in continued volatility in the results at this property.

The completion of a number of room expansion projects and the opening of a new casino led to a 12 percent increase in room supply in Las Vegas during the first quarter. These new capacity additions impacted the Flamingo Hilton-Las Vegas in terms of lower table game and slot volume in the casino and a four point decrease in hotel occupancy. As a result, EBITDA at the Flamingo Hilton-Las Vegas decreased $3 million from the prior year quarter. Bally's Las Vegas generated EBITDA of $27 million in the first quarter of 1997. This property's results were not included in the 1996 first quarter. Although REVPAR at Bally's Las Vegas decreased due to increased competition, results remained consistent with the prior year due mainly to a 21% increase in slot revenue.

A generally soft market continues to affect the Flamingo Hilton - Laughlin, which posted a $2 million decrease in EBITDA. Combined EBITDA from the Reno Hilton and the Flamingo Hilton - Reno decreased $4 million from the 1996 quarter. Both Reno properties recorded significantly lower occupancy due to the effects of adverse weather conditions in the 1997 quarter.

Occupancy for the Nevada hotel-casinos was 88.5 percent in the 1997 quarter compared to 91.9 percent last year. The average room rate for the Nevada properties was $76.56 compared to $76.73 in the 1996 first quarter. The 1996 statistical information includes the results of Bally's Las Vegas for comparison.

In Atlantic City, Bally's Park Place and The Atlantic City Hilton generated EBITDA of $30 million and $5 million, respectively, in the 1997 quarter. While not included in the Company's results last year, EBITDA at these properties totaled $29 million and $10 million, respectively, in the 1996 first quarter. The decrease at The Atlantic City Hilton was due primarily to a three point decrease in table game win percentage.

Occupancy and average room rate for the Atlantic City hotel-casinos was 89.9 percent and $78.56, respectively, in the 1997 first quarter. Although not included in the Company's 1996 first quarter, occupancy and average room rate was 89.9 percent and $79.85, respectively.

The Company's newly opened casino, the approximately 43% owned Conrad International Punta del Este Resort and Casino in Punta del Este, Uruguay, contributed $4 million to gaming division EBITDA in the first quarter of 1997.

Depreciation and amortization for the gaming division, including the Company's proportionate share of equity investments, increased $27 million to $48 million in the first quarter of 1997 compared to prior year. Approximately 85 percent of this increase resulted from the addition of the Bally properties, the Flamingo Casino Kansas City and the Conrad International Punta del Este Resort and Casino.

The gaming industry continues to experience growth primarily in existing markets. The Las Vegas and Atlantic City markets are becoming increasingly competitive due to new developments and expansion projects which challenge the Company's existing market share. These projects could adversely impact the Company's future gaming income.

CORPORATE EXPENSE

Corporate expense increased $4 million to $13 million in the 1997 first quarter. The 1997 period includes a $3 million charge for stock-based compensation related to the 1996 Chief Executive Stock Incentive Plan.

FINANCING ACTIVITIES

Interest and dividend income totaled $13 million in the 1997 period compared to $7 million in 1996. The 1997 period includes approximately $3 million in interest income on the Company's investment in the 11.75% First Mortgage Notes due 2002 of Claridge Hotel and Casino Corporation. Consolidated interest expense increased $22 million to $43 million primarily due to additional debt resulting from the Bally acquisition.

INCOME TAXES

The effective income tax rate for the 1997 period increased to 41 percent compared to 39 percent for the 1996 period due to the additional goodwill recorded as a result of the Bally acquisition which is not deductible for tax purposes. The Company's effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes.


MINORITY INTEREST

The minority interest primarily results from the consolidation of the approximately 84% owned Bally's Las Vegas and the approximately 67% owned New Orleans Hilton Riverside & Towers.


ACCOUNTING CHANGES

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and earlier application is not permitted. The Company's adoption of SFAS No. 128 is not expected to have a material impact on its earnings per share presentation.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, and are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II        OTHER INFORMATION

ITEM 4.        RESULTS OF VOTES OF SECURITY HOLDERS

     The annual meeting of stockholders was held on Thursday, May 8, 1997 at the Beverly Hilton in Beverly Hills, California. Approximately 93 percent of the eligable shares were voted.

     The following were elected to the Company's Board of Directors for a three year term expiring in 2000: Peter M. George, Barron Hilton, Robert
     L. Johnson, and Sam D. Young, Jr., each of whom received approximately 99 percent of the votes cast.

     The stockholders voted to amend Article X of the Company's Restated Certificate of Incorporation to add the definition of the term "Securities." Approximately 99 percent of the votes cast were voted for such proposal.

     The stockholders voted to amend the Company's 1996 Stock Incentive Plan to increase the number of shares of the Company's Common Stock authorized for issuance from 6,000,000 to 12,000,000 shares.
     Approximately 93 percent of the votes cast were voted for such proposal. Additionally, the ratification of Arthur Andersen LLP to serve as auditors for the Company for fiscal 1997 was adopted by 99 percent of the votes cast.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K


(a)  EXHIBITS

     10.1 Release Agreement dated as of March 5, 1997 between the Company and Eric M. Hilton.

     27. Financial data schedule for the three month period ended March 31, 1997.

(b)  REPORTS ON FORM 8-K

     The Company filed a Report on Form 8-K dated January 21, 1997, under Item 5 Other Events to report results for both the fourth quarter and the year ended December 31, 1996.

     The Company filed a Report on Form 8-K dated April 14, 1997, under Item 5 Other Events to report that the Company entered into a Purchase Agreement with Merrill Lynch & Co. and other underwriters named therein, with respect to the issuance and sale of the $375,000,000 7.95% Senior Notes due 2007.

     The Company filed a Report on Form 8-K dated April 15, 1997, under Item 5 Other Events to report that the Company and BNY Western Trust Company, as trustee, have authorized and executed an Indenture dated as of April 15, 1997. The Indenture, together with the Officer's Certificate of the Registrant, establishes the form and terms of the $375,000,000 7.95% Senior Notes due 2007.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HILTON HOTELS CORPORATION
                                     (Registrant)





Date:  May 14, 1997           /S/ MATTHEW J. HART
                              ----------------------------
                              Matthew J. Hart
                              Executive Vice President and
                               Chief Financial Officer





Date:  May 14, 1997           /S/ WILLIAM B. REES
                              ----------------------------
                              William B. Rees
                              Vice President and Assistant
                               General Counsel