Form 10-Q
period 1997-06-30
HILTON HOTELS CORP
filed 1997-08-08
CIK 47580

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from .................... to .........................


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1997 --- Common Stock, $2.50 par value --- 250,054,019 shares.

PART I   FINANCIAL INFORMATION

Company or group of companies for which report is filed:

                  HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)


                                                                               Three months ended    Six months ended
                                                                                     June 30,             June 30,
                                                                                  1997     1996        1997     1996
-------------------------------------------------------------------------------------------------    ----------------
Revenue                   Rooms                                                 $  502      450         962      876
                          Food and beverage                                        256      221         500      436
                          Casino                                                   448      203         898      403
                          Franchise fees                                            15       12          27       22
                          Other products and services                              139      118         276      224
                          -----------------------------------------------------------------------    ----------------

                                                                                 1,360    1,004       2,663    1,961
-------------------------------------------------------------------------------------------------    ----------------

Expenses                  Rooms                                                    132      128         260      251
                          Food and beverage                                        195      170         385      335
                          Casino                                                   242      106         484      218
                          Other expenses, including
                           remittances to owners                                   566      474       1,139      943
                          Corporate expense                                         22       13          35       22
                          -----------------------------------------------------------------------    ----------------

                                                                                 1,157      891       2,303    1,769
-------------------------------------------------------------------------------------------------    ----------------

Operating income                                                                   203      113         360      192

                          Interest and dividend income                              10        9          23       16
                          Interest expense                                         (45)     (18)        (88)     (39)
                          Interest expense, net, from equity investments            (5)      (4)         (9)      (7)

-------------------------------------------------------------------------------------------------    ----------------

Income before income taxes
and minority interest                                                              163      100         286      162

                          Provision for income taxes                                67       39         118       63
                          Minority interest, net                                     3        2           7        3
-------------------------------------------------------------------------------------------------    ----------------

Net income                                                                      $   93       59         161       96
-------------------------------------------------------------------------------------------------    ----------------
-------------------------------------------------------------------------------------------------    ----------------

Net income available to
common stockholders                                                             $   90       59         155       96
-------------------------------------------------------------------------------------------------    ----------------
-------------------------------------------------------------------------------------------------    ----------------

Net income per share                                                            $  .36      .30         .62      .49
-------------------------------------------------------------------------------------------------    ----------------
-------------------------------------------------------------------------------------------------    ----------------

Average number
of shares                                                                          251      197         251      195
-------------------------------------------------------------------------------------------------    ----------------
-------------------------------------------------------------------------------------------------    ----------------

HILTON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)




                                                                               June 30,     December 31,
                                                                                   1997             1996
--------------------------------------------------------------------------------------------------------
Assets                    Current assets
                           Cash and equivalents                                 $  297              388
                           Temporary investments                                    28               50
                           Other current assets                                    602              713
                          ------------------------------------------------------------------------------
                          Total current assets                                     927            1,151
                          Investments                                              441              373
                          Property and equipment, net                            4,952            4,698
                          Goodwill                                               1,279            1,295
                          Other assets                                              77               60
                          ------------------------------------------------------------------------------
                          Total assets                                          $7,676            7,577
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

Liabilities and           Current liabilities
stockholders' equity       Accounts payable and accrued expenses                $  799              894
                           Current maturities of long-term debt                     30              101
                           Income taxes payable                                     33                3
                          ------------------------------------------------------------------------------
                          Total current liabilities                                862              998
                          Long-term debt                                         2,745            2,606
                          Deferred income taxes and other liabilities              715              762
                          Stockholders' equity                                   3,354            3,211
                          ------------------------------------------------------------------------------
                          Total liabilities and stockholders' equity            $7,676            7,577
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

HILTON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)


                                                                                       Six months ended
                                                                                            June 30,
                                                                                        1997       1996
--------------------------------------------------------------------------------------------------------
Operating activities      Net income                                                 $   161         96
                          Adjustments to reconcile net income to net
                           cash provided by operating activities:
                           Depreciation and amortization                                 140         74
                           Amortization of debt issue costs                                1          -
                           Change in working capital components:
                            Other current assets                                          82         42
                            Accounts payable and accrued expenses                        (53)       (27)
                            Income taxes payable                                          30         10
                           Change in deferred income taxes                               (58)         1
                           Change in other liabilities                                   (75)       (10)
                           Distributions from equity investments
                            in excess of earnings                                         12          8
                           Other                                                         (12)        (1)
                         -------------------------------------------------------------------------------

                          Net cash provided by operating activities                      228        193
--------------------------------------------------------------------------------------------------------

Investing activities      Capital expenditures                                          (309)       (81)
                          Additional investments                                         (98)       (37)
                          Change in temporary investments                                 (3)        18
                          Proceeds from property transactions                            100          -
                          Payments on notes and other investments                         25          1
                          Acquisitions, net of cash acquired                             (69)         -
                         -------------------------------------------------------------------------------

                          Net cash used in investing activities                         (354)       (99)
--------------------------------------------------------------------------------------------------------

Financing activities      Change in commercial paper borrowings
                           and revolving loans                                          (527)      (457)
                          Long-term borrowings                                           670        490
                          Reduction of long-term debt                                    (76)      (162)
                          Issuance of common stock                                        15         22
                          Cash dividends                                                 (47)       (29)
                         -------------------------------------------------------------------------------

                          Net cash provided by (used in) financing activities             35       (136)
--------------------------------------------------------------------------------------------------------

Decrease in cash and equivalents                                                         (91)       (42)
Cash and equivalents at beginning of year                                                388        433
--------------------------------------------------------------------------------------------------------

Cash and equivalents at end of period                                                $   297        391
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

HILTON HOTELS CORPORATION AND SUBSIDIARIES
SUMMARY OF OPERATIONS
(dollars in millions, except average rate amounts)

                                          Three months ended    Six months ended
                                                June 30,            June 30,
                                             1997      1996      1997      1996
--------------------------------------------------------------------------------

Revenue         Hotels                    $   722       657     1,389     1,273
                Gaming                        638       347     1,274       688
                ----------------------------------------------------------------

                Total                     $ 1,360     1,004     2,663     1,961
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Operating       Hotels                    $   140        83       225       138
income          Gaming                         85        43       170        76
                Corporate expense             (22)      (13)      (35)      (22)
                ----------------------------------------------------------------

                Total                         203       113       360       192
                Net interest expense          (40)      (13)      (74)      (30)
                Provision for income taxes    (67)      (39)     (118)      (63)
                Minority interest, net         (3)       (2)       (7)       (3)
--------------------------------------------------------------------------------

Net income                                $    93        59       161        96
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Occupancy       Hotels                       78.5 %    77.0      75.2      74.3
                Gaming                       87.8      91.3      87.5      90.0
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Average rate    Hotels                    $144.43    133.27    145.49    134.77
                Gaming                      80.10     73.45     78.75     73.91
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------




                                                     June 30, 1997                        June 30, 1996
                                          ---------------------------------     --------------------------------
                                          Number of    Available    Casino      Number of   Available    Casino
                                          Properties     Rooms      Sq. ft.     Properties    Rooms      Sq. ft.
----------------------------------------------------------------------------------------------------------------
Hotels        Owned and partially owned          32       23,798        -              32      23,566        -
              Managed                            28       16,659        -              26      15,849        -
              Franchised                        178       45,184        -             167      42,788        -
----------------------------------------------------------------------------------------------------------------
              Total hotels                      238       85,641        -             225      82,203        -

Gaming        Owned, partially owned and
               managed casinos and
               hotel-casinos                     16       16,992    963,000            10      12,782    626,000
----------------------------------------------------------------------------------------------------------------
              Total                             254      102,633    963,000           235      94,985    626,000
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

NET INCOME PER SHARE

The calculations of common and equivalent shares, net income available to common stockholders and net income per share are as follows:

                                             Three months ended              Six months ended
                                                  June 30,                        June 30,
                                            1997            1996            1997            1996
                                            ----            ----            ----            ----
Shares outstanding
 beginning of period                 249,380,062     195,139,216     248,717,746     193,348,712
Net common shares issued/
 issuable upon exercise
 of certain stock
 options                               2,016,800       1,805,617       1,782,482       1,737,491
                                     -----------     -----------     -----------     -----------
Common and equivalent
 shares                              251,396,862     196,944,833     250,500,228     195,086,203
                                     -----------     -----------     -----------     -----------
                                     -----------     -----------     -----------     -----------


Net income (in millions)                    $ 93           $  59           $ 161          $   96
                                            ----           -----           -----          ------
                                            ----           -----           -----          ------

Preferred dividend
 requirement (in millions)                  $  3           $   -           $   6          $    -
                                            ----           -----           -----          ------
                                            ----           -----           -----          ------

Net income available to
 common stockholders (in millions)          $ 90           $  59           $ 155          $   96
                                            ----           -----           -----          ------
                                            ----           -----           -----          ------

Net income per share                        $.36           $ .30           $ .62          $  .49
                                            ----           -----           -----          ------
                                            ----           -----           -----          ------

Dividends declared per share                $.08           $.075           $ .16          $  .15
                                            ----           -----           -----          ------
                                            ----           -----           -----          ------

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

The statements for the three and six months ended June 30, 1997 and 1996 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

The consolidated financial statements for the 1996 period reflect certain reclassifications to conform with classifications adopted in 1997. These classifications have no effect on net income.


NOTE 2:  BASIS OF PRESENTATION

During 1996, the Company elected to change the presentation in its consolidated financial statements to include the operating results and working capital of properties operated under long-term management agreements. These agreements effectively convey to the Company the right to use the properties in exchange for payments to the property owners, which are based primarily on the properties' profitability. All periods presented reflect this change in presentation which the Company believes is preferable. The consolidated financial statements include the following amounts related to managed hotels: current assets and current liabilities of $293 million and $344 million at June 30, 1997 and December 31, 1996, respectively, including cash and equivalents of $115 million for both periods; revenue of $478 million and $579 million for the three-month periods ended June 30, 1997 and 1996, respectively; revenue of $971 million and $1.1 billion for the six-month periods ended June 30, 1997 and 1996, respectively; operating expenses, including remittances to owners, of $442 million and $534 million for the three-month periods ended June 30, 1997 and 1996, respectively; and operating expenses, including remittances to owners, of $902 million and $1.1 billion for the six-month periods ended June 30, 1997 and 1996, respectively.


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

                                            Three months ended             Six months ended
                                                 June 30,                      June 30,
                                            1997          1996            1997          1996
                                            ----          ----            ----          ----
(in millions, except per share amounts)               (pro forma)                   (pro forma)

Revenue                                   $1,360         1,297           2,663         2,536
Operating income                             203           178             360           310
Net income                                    93            85             161           140
Net income per share                         .36           .32             .62           .53

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


On February 11, 1997, the board of directors of ITT recommended that the ITT shareholders reject the Company's offer as inadequate and not in the best interests of ITT shareholders. In response, the Company expressed its continuing commitment to the transaction, including pursuing the transaction by taking the matter directly to ITT shareholders.

On July 16, 1997, ITT made an announcement that its board of directors had approved a corporate restructuring of ITT.

On August 6, 1997, the Company increased its cash tender offer to acquire ITT shares from $55 per share to $70 per share for a consideration of approximately $8.3 billion. The total transaction, including assumption of ITT's outstanding debt, would be valued at approximately $11.5 billion.


NOTE 5:  SUPPLEMENTAL CASH FLOW INFORMATION

                                                         Six months ended
                                                             June 30,
                                                      1997              1996
                                                      ----              ----
                                                           (in millions)
Cash paid during the period for the following:

Interest, net of amounts capitalized                  $ 81                41
Income taxes                                            75                46


NOTE 6:  INVESTMENTS

Summarized operating results of the Company's equity investments are as follows:

                           Three months ended             Six months ended
                                June 30,                      June 30,
                         1997             1996          1997             1996
                         ----             ----          ----             ----
                             (in millions)                  (in millions)

Revenue                 $ 247              359           483              712
Expenses                  200              304           390              595
Net income                 44               48            86              101

NOTE 7:  SUPPLEMENTAL SEGMENT DATA


Supplemental hotel segment data for the three and six months ended June 30, 1997 and 1996 are as follows:


                                    Three months ended      Six months ended
                                         June 30,                June 30,
                                    1997         1996       1997         1996
                                    ----         ----       ----         ----
                                      (in millions)           (in millions)
Revenue
 Rooms                             $ 416          382        797          741
 Food and beverage                   193          173        371          339
 Franchise fees                       15           12         27           22
 Other products and services          98           90        194          171
                                  ------       ------     ------       ------
                                     722          657      1,389        1,273
                                  ------       ------     ------       ------

Expenses
 Rooms                               104          105        203          206
 Food and beverage                   140          129        274          254
 Other expenses, including
   remittances to owners             338          340        687          675
                                  ------       ------     ------       ------
                                     582          574      1,164        1,135
                                  ------       ------     ------       ------
Hotel operating income             $ 140           83        225          138
                                  ------       ------     ------       ------
                                  ------       ------     ------       ------


Supplemental gaming segment data for the three and six months ended June 30, 1997 and 1996 are as follows:

                                    Three months ended      Six months ended
                                         June 30,                June 30,
                                    1997         1996       1997         1996
                                    ----         ----       ----         ----
                                      (in millions)           (in millions)
Revenue
 Rooms                             $  86           68        165          135
 Food and beverage                    63           48        129           97
 Casino                              448          203        898          403
 Other products and services          41           28         82           53
                                  ------       ------     ------       ------
                                     638          347      1,274          688
                                  ------       ------     ------       ------
Expenses
 Rooms                                28           23         57           45
 Food and beverage                    55           41        111           81
 Casino                              242          106        484          218
 Other expenses, including
   remittances to owners             228          134        452          268
                                  ------       ------     ------       ------
                                     553          304      1,104          612
                                  ------       ------     ------       ------
Gaming operating income            $  85           43        170           76
                                  ------       ------     ------       ------
                                  ------       ------     ------       ------



NOTE 8: LITIGATION

On June 13, 1997, Bally's Grand, Inc. (BGI), a subsidiary of the Company, announced that it had reached an agreement to settle the IN RE: BALLY'S GRAND, INC. SHAREHOLDERS LITIGATION presently pending in the Delaware Court of Chancery. Prior to the settlement, the Company indirectly owned approximately 84% of the common stock of BGI. Under the terms of the settlement, BGI has repurchased 966,747 shares of its common stock and 102,698 warrants to purchase shares of its common stock from certain plaintiffs at a price of $52.75 per share in cash for the common stock and $52.75 less the exercise price per warrant in cash for the warrants. At June 30, 1997, the Company indirectly owned approximately 95% of the outstanding common stock of BGI.

Following receipt of court approval of the settlement agreement, BGI would merge with the Company or a subsidiary of the Company, and the remaining 408,862 outstanding shares of BGI's common stock not currently owned by Company would be converted into the right to receive $52.75 (less certain attorneys' fees) per share in cash, and the 491,784 outstanding warrants to purchase BGI common stock not currently owned by the Company would be converted into the right to receive the difference between $52.75 (less certain attorneys' fees) and the exercise price per warrant in cash. Shareholders will be entitled to appraisal rights under Delaware law in connection with any such merger.


NOTE 9: SUBSEQUENT EVENTS

On July 22, 1997, the Company issued $325 million aggregate principal amount of 7-year senior unsecured notes. The notes will mature on July 15, 2004 and carry an interest rate of 7%. The Company used the proceeds to repay its outstanding revolving credit facility and a portion of its commercial paper borrowings.
Such outstanding indebtedness was incurred primarily to fund the cash tender offers to purchase the outstanding debt securities of certain former Bally subsidiaries and the related consent solicitations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

LIQUIDITY

                                    Three months ended      Six months ended
                                         June 30,                June 30,
                                    1997         1996       1997         1996
                                    ----         ----       ----         ----
                                      (in millions)           (in millions)

      EBITDA (1)
      Hotels                       $ 162          105        273          184
      Gaming                         136           66        269          120
      Corporate expense              (20)         (13)       (33)         (19)
                                  ------       ------     ------       ------
       Total                       $ 278          158        509          285
                                  ------       ------     ------       ------
                                  ------       ------     ------       ------


      Net cash provided by operating activities            $ 228          193
      Net cash used in investing activities                 (354)         (99)
      Net cash provided by (used in) financing activities     35         (136)

      Capital expenditures                                   309           81
      Additional investments                                  98           37



    (1) EBITDA is earnings before interest, taxes, depreciation, amortization and non-cash items. EBITDA is presented supplementally because management believes it allows for a more complete analysis of results of operations. This information should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income or cash provided by or used in operating, investing and financing activities) nor should it be considered as an indicator of the overall financial performance of the Company. The Company's calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.


EBITDA for the 1997 second quarter was $278 million, an increase of $120 million over the 1996 quarter. The increase was attributable to continued improvement in revenue per available room (REVPAR) and EBITDA at the Company's owned and equity hotels, as well as the 1996 acquisitions of Bally Entertainment Corporation (Bally) and the majority of The Prudential Insurance Company of America's (Prudential) interests in six full-service hotel properties.

CAPITAL SPENDING

New developments and refurbishment programs are continually underway at the Company's hotel and casino properties. The Company completed its new western-themed casino, "Wild Wild West," which opened on July 1, 1997. This $110 million project is located on approximately four acres of boardwalk property adjacent to Bally's Park Place and features a 75,000 square foot casino complex. In late July 1997, construction was completed on the new 300-room tower at The Atlantic City Hilton. This $50 million project increases the property's room capacity by nearly 60 percent.

Construction continues on "Star Trek: The Experience at the Las Vegas Hilton," an adult-oriented attraction being developed in collaboration with Paramount Parks, Inc. This project will include the addition of a new 22,000 square foot themed casino and is scheduled to open in late 1997. The Company's share of costs for this project will total approximately $70 million.

Construction also continues on schedule at the approximately 43% owned Conrad International Punta del Este Resort and Casino in Punta del Este, Uruguay. This approximately $200 million project includes a 38,000 square foot casino, which opened in January 1997, and a 300-room luxury hotel which is scheduled to open in late 1997. As of June 30, 1997, the Company has provided $77 million in debt financing for this project.

In April 1997, the Company began construction on the $760 million, 2,900-room Paris Casino-Resort which will feature an 85,000 square foot casino, nine themed restaurants, 130,000 square feet of convention space and a retail shopping complex with a French influence. In addition to a 50-story replica of the Eiffel Tower, the resort will also feature replications of some of the French city's most recognized landmarks including the Arc de Triomphe, the Paris Opera House, The Louvre and rue de la Paix. This project, which is adjacent to Bally's Las Vegas, is expected to be completed in mid-1999.

In addition to an estimated $380 million in 1997 expenditures related to the aforementioned gaming projects, the Company anticipates spending approximately $100 million in the gaming segment in 1997 on normal capital replacements, approximately $30 million on structural and technology upgrades and

ADA/safety compliance projects and approximately $20 million on improvement projects that are evaluated on a ROI basis.

Growth in the hotel segment continues through selective acquisition of large full-service hotels in major market locations. In February 1997, the Company acquired the 591-room Anchorage Hilton hotel in Anchorage, Alaska for approximately $67 million. The Company expects to invest an additional $3 million to renovate certain areas of the hotel.

Also in February 1997, the Company sold its 30 percent interest in the 510-room Conrad International Hong Kong for approximately $100 million plus the assumption of $12 million of existing debt. The transaction resulted in a $70 million gain which is being amortized over the remaining life of the existing management contract.

In July 1997, the Company's Board of Directors approved a renovation of the New York Hilton & Towers, including a new main entrance, redesigned lobby and guest registration area, new conference and business center and a new health club. This $58 million project is expected to be completed in late 1999.

The Company is working on a number of hotel acquisitions. The Company intends to spend approximately $75 million in the hotel segment on normal capital replacements, upgrades and compliance projects. Improvement projects, which are subject to strict ROI analysis, are expected to total approximately $10 million.


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

On February 11, 1997, the board of directors of ITT recommended that the ITT shareholders reject the Company's offer as inadequate and not in the best interests of ITT shareholders. In response, the Company expressed its continuing commitment to the transaction, including pursuing the transaction by taking the matter directly to ITT shareholders.

On July 16, 1997, ITT made an announcement that its board of directors had approved a corporate restructuring of ITT.

On August 6, 1997, the Company increased its cash tender offer to acquire ITT shares from $55 per share to $70 per share for a consideration of approximately $8.3 billion. The total transaction, including assumption of ITT's outstanding debt, would be valued at approximately $11.5 billion.

In January 1997, the Company finalized agreements with Ladbroke Group PLC, whose wholly owned subsidiary, Hilton International Co. (HI), owns the rights to the Hilton name outside the United States. The agreements provide for the reunification of the Hilton brand worldwide through a strategic alliance between the companies, including cooperation on sales and marketing, loyalty programs and other operational matters. The Company and HI have integrated their reservation systems, launched the Hilton HHonors-Registered Trademark- Worldwide loyalty program and continue the integration of worldwide sales offices and development of joint marketing initiatives.

LONG-TERM DEBT

Long-term debt at June 30, 1997 totaled $2.7 billion, compared with $2.6 billion at December 31, 1996. In February 1997, the Company redeemed its 6% Convertible Subordinated Notes due 1998 and its 10% Convertible Subordinated Notes due 2006. These notes, formerly obligations of Bally, had outstanding principal balances of $1 million and $70 million, respectively.

At June 30, 1997, approximately $724 million of the aggregate commitment of the Company's five year $1.75 billion revolving credit facility supported the issuance of commercial paper and $250 million was outstanding, leaving approximately $776 million of the revolving bank debt facility available to the Company at such date.

During April 1997, the Company issued $375 million of 7.95%, 10-year senior unsecured notes due April 15, 2007, under an effective shelf registration statement (the Shelf) on file with the Securities and Exchange Commission registering up to $1 billion in debt or equity securities. In June 1997, the Company issued $300 million of 7.375%, 5-year senior unsecured notes due June 1, 2002, under the Shelf. On July 22, 1997, the Company issued $325 million of 7-year senior unsecured notes, the remaining balance under the Shelf. The 7-year notes will mature on July 15, 2004 and carry an interest rate of 7%. The Company used the proceeds from these offerings to repay its revolving credit facility and a portion of its commercial paper borrowings. Such outstanding indebtedness was incurred primarily to fund the cash tender offers to purchase the outstanding debt securities of certain former Bally subsidiaries and the related consent solicitations.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL QUARTERS ENDED JUNE 30, 1997 AND 1996

OVERVIEW

A summary of the Company's consolidated revenue and earnings for the three months ended June 30, 1997 and 1996 is as follows:

(in millions, except per share amounts)        1997        1996        % Change
                                               ----        ----        --------
Revenue                                     $ 1,360       1,004           35%
EBITDA                                          278         158           76%
Operating income                                203         113           80%
Net income                                       93          59           58%
Net income per share                            .36         .30           20%


HOTELS

Hotel revenue for the 1997 second quarter was $722 million, an increase of 10 percent over 1996. EBITDA from the hotel division was $162 million for the 1997 second quarter, a 54 percent increase, compared to $105 million a year ago, while hotel operating income increased 69 percent to $140 million from $83 million last year. The Company continues to benefit from favorable supply-demand dynamics at all of its major full-service properties. In addition, the Company's ongoing emphasis on yield management has resulted in dramatic margin improvements at most of its owned and equity properties. The hotel division also benefited from increased ownership interests in six full-service hotels in Chicago, New York, San Francisco and Washington D.C. acquired from Prudential in the 1996 fourth quarter, as well as the acquisition of the Anchorage Hilton in the first quarter of 1997. Occupancy for hotels owned or managed was 78.5 percent in the 1997 second quarter compared to 77.0 percent in 1996. The average room rate increased eight percent to $144.43 from $133.27 in the prior year and REVPAR increased 11 percent from a year ago.

EBITDA from the Company's ten major full-service properties increased $38 million over the prior year quarter. Of this increase, approximately $21 million resulted from the increased ownership interests acquired from Prudential and the balance was due to improved operations. These properties continue to benefit from strong demand and a lack of new supply in their respective markets. Combined EBITDA margin from these ten properties increased nearly three points over the 1996 quarter. Combined EBITDA from the Waldorf=Astoria and the New York Hilton & Towers increased $7 million over the 1996 second quarter. Strong individual business traveler (IBT) volume combined with increases in IBT average room rates contributed to a double digit REVPAR increase at each of these two properties over the 1996 second quarter. The Company's properties in Chicago benefited from strong IBT and company meeting volume and significant room rate increases which led to a combined EBITDA increase of $4 million at the Chicago Hilton & Towers, the O'Hare Hilton and the Palmer House Hilton in the 1997 second quarter. Double digit percentage gains in convention volume and average room rates in the second quarter of 1997 led the New Orleans Hilton Riverside & Towers to a $2 million increase in EBITDA compared to last year. Occupancy for these ten major full-service hotels (which also includes properties in San Francisco, Honolulu and Washington D.C.) was 84.3 percent versus 82.8 percent in the 1996 quarter. The average room rate increased to $164.71 in the 1997 second quarter from $150.70 and REVPAR improved 11 percent between periods.

Continuing strong demand and limited new competition led to an 11 percent increase in REVPAR at the Company's other full-service domestic owned and equity properties. These properties, typically located in large secondary markets and suburban locations, generated an $8 million increase in EBITDA over the prior year second quarter. The 1997 results include a $4 million increase in EBITDA from the Anchorage Hilton which was acquired in February 1997.

Depreciation and amortization for the hotel division, including the Company's proportionate share of depreciation and amortization from its equity investments, increased $4 million to $26 million in the second quarter of 1997.

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

GAMING

Total gaming revenue increased 84 percent in the 1997 second quarter to $638 million from $347 million in 1996. Casino revenue, a component of gaming revenue, increased 121 percent to $448 million in 1997 compared to $203 million in the prior year. EBITDA from the gaming division was $136 million compared to $66 million in the prior year second quarter and gaming operating income increased 98 percent to $85 million from $43 million in the 1996 quarter. The Company's gaming division benefited from the addition of the Bally properties in Las Vegas, Atlantic City, Mississippi and New Orleans. Gaming revenue, casino revenue, EBITDA and operating income increased $279 million, $201 million, $71 million and $52 million, respectively, as a result of the Bally acquisition.

The completion of a number of room expansion projects and the opening of a new hotel-casino led to a 12 percent increase in room supply in Las Vegas in the first quarter of 1997. This supply increase coupled with reduced convention volume contributed to a 10.5 point decline in occupancy at the Las Vegas Hilton in the 1997 second quarter. New casino marketing and entertainment strategies are being implemented which the Company believes will broaden the customer base and create additional volume at this property. The impact of the decreased occupancy in the second quarter was offset by a win percentage of 29 percent on its premium play baccarat business, which is eight points above the prior year's win percentage and slightly above historical averages. EBITDA at the Las Vegas Hilton totaled $10 million in the 1997 second quarter, which was comparable to last year. Results at the Las Vegas Hilton are more volatile than the Company's other casinos because this property caters to the premium play segment of the market. Future fluctuations in premium play volume and win percentage could result in continued volatility in the results at this property.

The new capacity additions also resulted in a five point decrease in occupancy at the Flamingo Hilton - Las Vegas. EBITDA at this property remained consistent compared to the prior year quarter as the decrease in occupancy was offset by a six percent increase in average room rate. Bally's Las Vegas generated EBITDA of $23 million in the second quarter of 1997, an increase of 10 percent from 1996. Despite the increased competition in the Las Vegas market, occupancy at Bally's Las Vegas remained consistent with the prior year while average room rates increased seven percent. This property's results were not included in the 1996 second quarter.

Soft market conditions continue to affect the Flamingo Hilton - Laughlin, which posted a $1 million decrease in EBITDA. EBITDA from the Reno Hilton increased $2 million from the 1996 second quarter, benefiting from the city's major bowling convention.

Occupancy for the Nevada hotel-casinos was 88.3 percent in the 1997 quarter compared to 93.2 percent last year. The average room rate for the Nevada properties was $77.99 compared to $73.41 in the 1996 second quarter. The 1996 statistical information includes the results of Bally's Las Vegas for comparison.

In Atlantic City, Bally's Park Place and The Atlantic City Hilton generated EBITDA of $35 million and $7 million, respectively, in the 1997 second quarter. While not included in the Company's results last year, EBITDA at these properties totaled $37 million and $15 million, respectively, in the 1996 second quarter. The decrease at The Atlantic City Hilton was due primarily to declines in boardwalk pedestrian traffic due to disruptions from construction of its new 300-room tower combined with a lower than normal table game win percentage.

Occupancy and average room rate for the Atlantic City hotel-casinos was 94.0 percent and $92.83, respectively, in the 1997 second quarter. Although not included in the Company's 1996 second quarter, occupancy and average room rate was 94.9 percent and $89.81, respectively.

Operating results from the Company's New Orleans river casino operations remained flat, reflecting continued market softness. In October 1996, the Company was granted general approval from Louisiana regulators to relocate the Flamingo Casino-New Orleans to Shreveport, Louisiana by October 1, 1997. The Company is currently negotiating with its 50% partner regarding the joint venture's options with respect to this property.

The approximately 43% owned Conrad International Punta del Este Resort and Casino in Punta del Este, Uruguay, which opened its casino in January 1997, contributed $1 million to gaming division EBITDA in the second quarter of 1997. Combined EBITDA from the Company's approximately 20% owned casinos in the Gold Coast and Brisbane, Australia increased $2 million from the 1996 second quarter.

Depreciation and amortization for the gaming division, including the Company's proportionate share of depreciation and amortization from its equity investments, increased $28 million to $51 million in the second quarter of 1997 compared to prior year. This increase primarily resulted from the addition of the Bally properties.

The gaming industry continues to experience growth primarily in existing markets. The Las Vegas and Atlantic City markets are becoming increasingly competitive due to new developments and expansion projects which challenge the Company's existing market share. These projects could adversely impact the Company's future gaming income.

CORPORATE EXPENSE


Corporate expense increased $9 million to $22 million in the 1997 second quarter. The 1997 period includes a $5 million non-recurring accrual for certain litigation costs.

FINANCING ACTIVITIES

Interest and dividend income totaled $10 million in the 1997 period compared to $9 million in 1996. Consolidated interest expense increased $27 million to $45 million primarily due to additional debt resulting from the Bally acquisition.

INCOME TAXES

The effective income tax rate for the 1997 period increased to 41 percent compared to 39 percent for the 1996 period due primarily to the additional goodwill recorded as a result of the Bally acquisition which is not deductible for tax purposes. The Company's effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes.

MINORITY INTEREST

The minority interest primarily results from the consolidation of the majority-owned Bally's Las Vegas and New Orleans Hilton Riverside & Towers.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND 1996

OVERVIEW

A summary of the Company's consolidated revenue and earnings for the six months ended June 30, 1997 and 1996 is as follows:

(in millions, except per share amounts)        1997        1996        % Change
                                               ----        ----        --------

Revenue                                     $ 2,663       1,961           36%
EBITDA                                          509         285           79%
Operating income                                360         192           88%
Net income                                      161          96           68%
Net income per share                            .62         .49           27%


HOTELS

Hotel revenue for the 1997 six-month period was $1.4 billion, an increase of nine percent over 1996. EBITDA from the hotel division was $273 million for the 1997 period, a 48 percent increase, compared to $184 million a year ago, while hotel operating income increased 63 percent to $225 million from $138 million last year. Occupancy for hotels owned or managed was 75.2 percent in 1997 compared to 74.3 percent in 1996. The average room rate increased eight percent to $145.49 from $134.77 in the prior year contributing to a 10 percent increase in REVPAR.

EBITDA from the Company's ten major full-service properties increased $57 million over the prior year six-month period. Of this increase, approximately $31 million resulted from the increased ownership interests acquired from Prudential and the balance was due to improved operations. Continued strength in IBT volume and average room rate coupled with double digit growth in leisure guest volume drove a $9 million combined EBITDA increase at the Waldorf=Astoria and the New York Hilton & Towers compared to the 1996 period. REVPAR increased seven percent, 12 percent and 13 percent at the Chicago Hilton & Towers, the O'Hare Hilton and the Palmer House Hilton, respectively, leading to a combined EBITDA increase of $5 million in the 1997 period. Each of these properties maintained strong volume and achieved double digit room rate growth from individual business travelers. Double digit REVPAR gains also led the New Orleans Hilton Riverside & Towers to a $3 million increase in EBITDA compared to last year. EBITDA at the San Francisco Hilton & Towers increased $5 million due primarily to increases in convention and leisure guest volume and a 15 percent increase in average room rate. Occupancy for these ten major full-service hotels (which also includes properties in Honolulu and Washington D.C.) was 79.1 percent versus 77.1 percent in the 1996 period. The average room rate increased to $162.89 in 1997 from $150.52 and REVPAR improved 11 percent between periods.

The Company's other full-service domestic owned and equity properties generated a $12 million increase in EBITDA over the prior year period, reflecting strong industry fundamentals and a $4 million EBITDA contribution from the addition of the Anchorage Hilton in February 1997.

Depreciation and amortization for the hotel division, including the Company's proportionate share of depreciation and amortization from its equity investments, increased $6 million to $52 million in the 1997 period compared to prior year.

GAMING

Total gaming revenue increased 85 percent in the 1997 six-month period to $1.3 billion from $688 million in 1996. Casino revenue increased 123 percent to $898 million in 1997 compared to $403 million in the prior year. EBITDA from the gaming division was $269 million compared to $120 million in the prior year six-month period and gaming operating income increased 124 percent to $170 million from $76 million in 1996. The Company's gaming division benefited from the addition of the Bally properties in Las Vegas, Atlantic City, Mississippi and New Orleans along with improved results at the Las Vegas Hilton. Gaming revenue, casino revenue, EBITDA and operating income increased $556 million, $396 million, $140 million and $99 million, respectively, as a result of the Bally acquisition.

The impact of supply growth in the Las Vegas market led to a five point decrease in occupancy at the Las Vegas Hilton in the six-month period of 1997. However, the impact of this decrease was more than offset by a significant increase in volume of its premium play baccarat business coupled with a normalized win percentage resulting in an EBITDA increase of $20 million in 1997 compared to the 1996 period. Baccarat drop increased 34 percent over the 1996 period and the baccarat win percentage increased 12 points from a lower than normal win percentage last year.

The highly competitive market conditions in Las Vegas also contributed to lower table game and slot volume in the casino and a four point decrease in hotel occupancy at the Flamingo Hilton - Las Vegas. As a result, EBITDA at this property decreased $4 million from the prior year six-month period. Bally's Las Vegas experienced an EBITDA increase of $2 million compared to the six-month period in 1996, which was not included in the Company's results, due mainly to a 13 percent increase in slot revenue.

A generally soft market continues to affect the Flamingo Hilton - Laughlin, which posted a $3 million decrease in EBITDA. Combined EBITDA from the Reno Hilton and the Flamingo Hilton - Reno decreased $3 million from the 1996 period. Both Reno properties recorded significantly lower occupancy primarily due to the effects of adverse weather conditions in the 1997 first quarter.

Occupancy for the Nevada hotel-casinos was 88.4 percent in the 1997 period compared to 92.5 percent last year. The average room rate for the Nevada properties was $77.28 compared to $75.06 in the 1996 six-month period. The 1996 statistical information includes the results of Bally's Las Vegas for comparison.

In Atlantic City, Bally's Park Place and The Atlantic City Hilton generated EBITDA of $65 million and $11 million, respectively, in 1997. While not included in the Company's results last year, EBITDA at these properties totaled $66 million and $25 million, respectively, in the 1996 period. The Atlantic City Hilton's EBITDA continues to be impacted by lower table game volume and slot handle resulting from the effect of its tower construction on pedestrian traffic combined with lower than normal table game win.

Occupancy and average room rate for the Atlantic City hotel-casinos was 92.0 percent and $85.90, respectively, in 1997. Although not included in the Company's 1996 period, occupancy and average room rate was 92.4 percent and $84.76, respectively.

The approximately 43% owned Conrad International Punta del Este Resort and Casino in Punta del Este, Uruguay, which opened its casino in January 1997, contributed $5 million to gaming division EBITDA in 1997.

Depreciation and amortization for the gaming division, including the Company's proportionate share of depreciation and amortization from its equity investments, increased $55 million to $99 million in the 1997 period compared to prior year. This increase primarily resulted from the addition of the Bally properties.

CORPORATE EXPENSE

Corporate expense increased $13 million to $35 million in the 1997 six-month period. The 1997 period includes a $5 million non-recurring accrual for certain litigation costs.

FINANCING ACTIVITIES

Interest and dividend income totaled $23 million in the 1997 period compared to $16 million in 1996. The 1997 period includes approximately $4 million in interest income on the Company's investment in the 11.75% First Mortgage Notes due 2002 of Claridge Hotel and Casino Corporation. Consolidated interest expense increased $49 million to $88 million primarily due to additional debt resulting from the Bally acquisition.

INCOME TAXES

The effective income tax rate for the 1997 period increased to 41 percent compared to 39 percent for the 1996 period due primarily to the additional goodwill recorded as a result of the Bally acquisition which is not deductible for tax purposes.

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

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

       Two derivative actions purportedly brought on behalf of Bally's Grand, Inc. (BGI) against its directors and Bally Entertainment Corporation (Bally), one commenced in October 1995 and the other in September 1996, have been consolidated under the caption IN RE: BALLY'S GRAND DERIVATIVE LITIGATION in the Court of Chancery of the State of Delaware, New Castle County. Bally merged with and into the Company on December 18, 1996.
       The consolidated complaint alleges breaches of fiduciary duty and waste of corporate assets in connection with certain actions including the sale by BGI to Bally of the capital stock of BGI's subsidiary that owns the land and development rights with respect to the Paris Casino-Resort in Las Vegas (the Paris Transaction), alleged improper delegation of duties by BGI's board of directors by virtue of a management agreement (the Management Agreement) between BGI and Bally's Grand Management Co., Inc., a wholly owned subsidiary of Bally (BGM), BGM's designation pursuant to the Management Agreement of recipients awarded BGI stock options, stock repurchases by BGI and Bally, and a consulting agreement entered into by BGI with Arveron Investments L.P. in connection with BGI's repurchases of securities. The plaintiffs seek, among other things: (i) rescission of the Paris Transaction; (ii) a declaration that the Management Agreement is unlawful; (iii) an accounting of damages to BGI and profits to defendants as a result of the transactions complained of; (iv) an accounting for purchases of BGI stock by BGI and Bally; and (v) costs and expenses, including reasonable attorneys' fees. A third derivative action purportedly brought on behalf of BGI against its directors, Bally, BGM and the Company was commenced in November 1996 under the caption TOWER INVESTMENT GROUP, INC., ET AL. V. BALLY'S GRAND, INC., ET AL. in the Court of Chancery of the State of Delaware, New Castle County. The complaint alleges breach of fiduciary duty and waste of corporate assets by BGI's directors and Bally in connection with the Paris Transaction, aiding and abetting by the Company of the breaches of fiduciary duty and waste by BGI's directors and Bally, fraud, willful misconduct or gross negligence by Bally and BGM in connection with the Management Agreement, breach of fiduciary duty by BGI's directors in connection with the stock purchases by Bally while in possession of material inside information concerning BGI's earnings, breach of fiduciary duty by Bally in connection with alleged threats to abuse its controlling interest in BGI, and violation by BGI's directors and Bally of Section 203 of the Delaware General Corporation Law in connection with the Paris Transaction. The plaintiffs seek, among other things: (i) rescission of the Paris Transaction; (ii) termination of the Management Agreement;
       (iii)  appointment of a custodian to manage BGI's affairs;
       (iv) compensatory damages; (v) an order enjoining Bally and the Company from conveying the Paris Casino-Resort; (vi) disgorgement by Bally and the Company of the profits of the Paris Casino-Resort; (vii) disgorgement by Arthur M. Goldberg of all payments, warrants and interests received in connection with the Bally Merger; and (viii) disgorgement by Bally of profits earned from any transactions in shares of BGI's stock based upon material inside information. This action has been consolidated with the IN RE: BALLY'S GRAND DERIVATIVE LITIGATION action under the caption IN
       RE: BALLY'S GRAND, INC. SHAREHOLDERS LITIGATION.

       On June 13, 1997, BGI announced that it had reached an agreement to settle the IN RE: BALLY'S GRAND, INC. SHAREHOLDERS LITIGATION. Prior to the settlement, the Company indirectly owned approximately 84% of the common stock of BGI. Under the terms of the settlement, BGI has repurchased 966,747 shares of its common stock and 102,698 warrants to purchase shares of its common stock from certain plaintiffs at a price of $52.75 per share in cash for the common stock and $52.75 less the exercise price per warrant in cash for the warrants.

       Following receipt of court approval of the settlement agreement, BGI would merge with the Company or a subsidiary of the Company, and the remaining 408,862 outstanding shares of BGI's common stock not currently owned by the Company would be converted into the right to receive $52.75 (less certain attorneys' fees) per share in cash, and the 491,784 outstanding warrants to purchase BGI common stock not currently owned by the Company would be converted into the right to receive the difference between $52.75 (less certain attorneys' fees) and the exercise price per warrant in cash. Shareholders will be entitled to appraisal rights under Delaware law in connection with any such merger.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

       3.1   Restated Certificate of Incorporation, as amended.

       27. Financial data schedule for the six-month period ended June 30, 1997.

(b)    REPORTS ON FORM 8-K


       The Company filed a Report on Form 8-K dated June 4, 1997, under Item 5 Other Events, to report that the Company entered into a Underwriting Agreement with Donaldson, Lufkin & Jenrette Securities Corporation and other underwriters named therein, with respect to the issuance and sale of the $300,000,000 aggregate principal amount 7.375% Senior Notes due 2002.

       The Company filed a Report on Form 8-K dated July 21, 1997, under Item 5 Other Events, to report that the Company entered into a Purchase Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated and other underwriters named therein, with respect to the issuance and sale of the $325,000,000 aggregate principal amount 7% Senior Notes due 2004.

       The Company filed a Report on Form 8-K dated July 22, 1997, under Item 5 Other Events, to report results for its second fiscal quarter ended
       June 30, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HILTON HOTELS CORPORATION
                                          (Registrant)






Date:  August 8, 1997                  /s/  MATTHEW J. HART
                                       ------------------------------
                                       Matthew J. Hart
                                       Executive Vice President and
                                        Chief Financial Officer





Date:  August 8, 1997                  /s/  THOMAS E. GALLAGHER
                                       ----------------------------------------
                                       Thomas E. Gallagher
                                       Executive Vice President and
                                        General Counsel