Form 10-Q
period 1997-09-30
HILTON HOTELS CORP
filed 1997-11-12
CIK 47580

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from _________________ to ____________________






Commission file number 1-3427



                              HILTON HOTELS CORPORATION
                (Exact name of registrant as specified in its charter)




         DELAWARE                                           36-2058176
(State or other jurisdiction of                          (I.R.S.Employer
 incorporation or organization)                           Identification No.)


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
Yes   X     No
    ------     ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1997 - Common Stock, $2.50 par value - 250,313,615 shares.

PART I      FINANCIAL INFORMATION

Company or group of companies for which report is filed:

                  HILTON HOTELS CORPORATION AND SUBSIDIARIES


ITEM 1.     FINANCIAL STATEMENTS



CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)


                                                                      Three months ended            Nine months ended
                                                                         September 30,                September 30,
                                                                     1997            1996          1997           1996
-----------------------------------------------------------------------------------------          ---------------------
Revenue            Rooms                                            $  470            418          1,432          1,294
                   Food and beverage                                   221            184            721            620
                   Casino                                              471            223          1,369            626
                   Franchise fees                                       13             11             40             33
                   Other products and services                         139            107            415            331
                   ----------------------------------------------------------------------          ---------------------

                                                                     1,314            943          3,977          2,904
-----------------------------------------------------------------------------------------          ---------------------

Expenses           Rooms                                               133            126            393            377
                   Food and beverage                                   184            155            569            490
                   Casino                                              259            111            743            329
                   Other expenses, including
                     remittances to owners                             526            435          1,665          1,378
                   Corporate expense                                    14             15             49             37
                   ----------------------------------------------------------------------          ---------------------

                                                                     1,116            842          3,419          2,611
-----------------------------------------------------------------------------------------          ---------------------

Operating income                                                       198            101            558            293

                   Interest and dividend income                         11              9             34             25
                   Interest expense                                    (43)           (16)          (131)           (55)
                   Interest expense, net, from equity investments       (4)            (2)           (13)            (9)

-----------------------------------------------------------------------------------------          ---------------------
Income before income taxes
and minority interest                                                  162             92            448            254
                   Provision for income taxes                           66             37            184            100
                   Minority interest, net                                2              1              9              4
-----------------------------------------------------------------------------------------          ---------------------

Net income                                                           $  94             54            255            150
-----------------------------------------------------------------------------------------          ---------------------
-----------------------------------------------------------------------------------------          ---------------------

Net income available to
common stockholders                                                  $  91             54            245            150
-----------------------------------------------------------------------------------------          ---------------------
-----------------------------------------------------------------------------------------          ---------------------

Net income per share                                                 $ .36            .28            .98            .77
-----------------------------------------------------------------------------------------          ---------------------
-----------------------------------------------------------------------------------------          ---------------------

Average number
of shares                                                              252            197            251            195
-----------------------------------------------------------------------------------------          ---------------------
-----------------------------------------------------------------------------------------          ---------------------


HILTON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

                                                                  September 30,     December 31,
                                                                           1997             1996
------------------------------------------------------------------------------------------------
Assets               Current assets
                     Cash and equivalents                           $    347           388
                     Temporary investments                                24            50
                     Other current assets                                647           713
                     ---------------------------------------------------------------------------
                     Total current assets                              1,018         1,151
                     Investments                                         469           373
                     Property and equipment, net                       5,003         4,698
                     Goodwill                                          1,285         1,295
                     Other assets                                        120           100
                     ---------------------------------------------------------------------------
                     Total assets                                   $  7,895         7,617
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

Liabilities and      Current liabilities
stockholders' equity Accounts payable and accrued expenses          $    856           894
                     Current maturities of long-term debt                 24           101
                     Income taxes payable                                 22             3
                     ---------------------------------------------------------------------------
                     Total current liabilities                           902           998
                     Long-term debt                                    2,770         2,606
                     Deferred income taxes and other liabilities         779           802
                     Stockholders' equity                              3,444         3,211
                     ---------------------------------------------------------------------------
                     Total liabilities and stockholders' equity     $  7,895         7,617
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------


HILTON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)


                                                                             Nine months ended
                                                                               September 30,
                                                                            1997          1996
------------------------------------------------------------------------------------------------
Operating activities  Net income                                          $  255           150
                      Adjustments to reconcile net income to net
                       cash provided by operating activities:
                       Depreciation and amortization                         216           111
                       Amortization of debt issue costs                        2             -
                       Change in working capital components:
                          Other current assets                                46            54
                          Accounts payable and accrued expenses                4           (23)
                          Income taxes payable                                19            20
                       Change in deferred income taxes                       (33)           (2)
                       Change in other liabilities                           (90)          (13)
                       Distributions from equity investments
                        in excess of earnings                                 11            16
                       Other                                                 (16)            1
                      --------------------------------------------------------------------------
                      Net cash provided by operating activities              414           314
------------------------------------------------------------------------------------------------

Investing activities  Capital expenditures                                  (384)         (167)
                      Additional investments                                (123)          (70)
                      Change in temporary investments                          1            17
                      Proceeds from property transactions                    100             -
                      Payments on notes and other investments                 36             1
                      Acquisitions, net of cash acquired                    (124)            -
                      --------------------------------------------------------------------------

                      Net cash used in investing activities                 (494)          (219)
------------------------------------------------------------------------------------------------

Financing activities  Change in commercial paper borrowings
                       and revolving loans                                  (815)          (457)
                      Long-term borrowings                                   994            490
                      Reduction of long-term debt                            (94)          (217)
                      Issuance of common stock                                24             23
                      Cash dividends                                         (70)           (44)
                      --------------------------------------------------------------------------

                      Net cash provided by (used in) financing activities     39           (205)
------------------------------------------------------------------------------------------------

Decrease in cash and equivalents                                             (41)          (110)
Cash and equivalents at beginning of year                                    388            433
------------------------------------------------------------------------------------------------

Cash and equivalents at end of period                                     $  347            323
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------


HILTON HOTELS CORPORATION AND SUBSIDIARIES
SUMMARY OF OPERATIONS
(dollars in millions, except average rate amounts)


                                                      Three months ended             Nine months ended
                                                          September 30,                September 30,
                                                      1997            1996           1997          1996
---------------------------------------------------------------------------------------------------------
Revenue       Hotels                                $   654            586          2,043          1,859
              Gaming                                    660            357          1,934          1,045
              -------------------------------------------------------------------------------------------

              Total                                 $ 1,314            943          3,977          2,904
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

Operating     Hotels                                $   113             72            338            210
income        Gaming                                     99             44            269            120
              Corporate expense                         (14)           (15)           (49)           (37)
              -------------------------------------------------------------------------------------------

              Total                                     198            101            558            293
              Net interest expense                      (36)            (9)          (110)           (39)
              Provision for income taxes                (66)           (37)          (184)          (100)
              Minority interest, net                     (2)            (1)            (9)            (4)
---------------------------------------------------------------------------------------------------------

Net income                                          $    94             54            255            150
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

Occupancy     Hotels                                   77.7%          76.8           76.0           75.1
              Gaming                                   86.2           88.7           87.1           89.6
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

Average rate  Hotels                                $138.43         129.06         143.08         132.82
              Gaming                                  76.87          67.77          78.12          71.87
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------



                                                    September 30, 1997                  September 30, 1996
                                           ----------------------------------    -------------------------------
                                           Number of   Available      Casino     Number of  Available    Casino
                                           Properties    Rooms        Sq. ft.    Properties   Rooms      Sq. ft.
----------------------------------------------------------------------------------------------------------------
Hotels    Owned and partially owned            32       23,798        -             32      23,580         -
          Managed                              27       15,797        -             26      15,849         -
          Franchised                          177       44,716        -            170      43,279         -
          ------------------------------------------------------------------------------------------------------
          Total hotels                        236       84,311        -            228      82,708         -

Gaming    Owned, partially owned and
           managed casinos and
           hotel-casinos                       16       17,288   1,038,000          10      12,782      626,000
----------------------------------------------------------------------------------------------------------------

          Total                               252      101,599   1,038,000         238      95,490      626,000
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------


NET INCOME PER SHARE

The calculations of common and equivalent shares, net income available to common stockholders and net income per share are as follows:



                                                    Three months ended            Nine months ended
                                                        September 30,               September 30,
                                                    1997           1996           1997          1996
                                                -----------    -----------    -----------    -----------
Shares outstanding
  beginning of period                           249,661,899    195,400,356    248,717,746    193,348,712
Net common shares issued/
  issuable upon exercise
  of certain stock
  options                                         2,692,440      1,879,454      2,085,801      1,784,811
                                                -----------    -----------    -----------    -----------
Common and equivalent
  shares                                        252,354,339    197,279,810    250,803,547    195,133,523
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------


Net income (in millions)                               $ 94          $  54          $ 255         $  150
                                                       ----          -----          -----         ------
                                                       ----          -----          -----         ------
Preferred dividend
  requirement (in millions)                            $  3          $   -          $  10         $    -
                                                       ----          -----          -----         ------
                                                       ----          -----          -----         ------

Net income available to
  common stockholders (in millions)                   $  91          $  54          $ 245         $  150
                                                       ----          -----          -----         ------
                                                       ----          -----          -----         ------

Net income per share                                  $ .36          $ .28          $ .98         $  .77
                                                       ----          -----          -----         ------
                                                       ----          -----          -----         ------

Dividends declared per share                          $ .08          $.075          $ .24         $ .225
                                                       ----          -----          -----         ------
                                                       ----          -----          -----         ------


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

The statements for the three and nine months ended September 30, 1997 and 1996 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

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


                                          Three months ended       Nine months ended
                                             September 30,            September 30,
     (in millions)                       1997           1996     1997           1996
                                         ----           ----    -----          -----
Revenue                                 $ 424            530    1,395          1,674
Operating expenses, including
  remittances to owners                   393            489    1,295          1,550



                                        At September 30, 1997   At December 31, 1996
                                        ---------------------   --------------------
Current assets and current liabilities          $ 323                   344


Included in the above balances are cash and equivalents of $133 and $115, respectively.

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



                                           Three months ended             Nine months ended
                                              September 30,                 September 30,
                                           1997           1996          1997             1996
                                           ----           ----          ----             ----
(in millions, except per share amounts)                (pro forma)                   (pro forma)


Revenue                                  $ 1,314          1,242          3,977          3,778
Operating income                             198            172            558            482
Net income                                    94             89            255            229
Net income per share                         .36            .35            .98            .88

                                       6

NOTE 4:  ITT OFFER

In January 1997, the Company commenced an offer to acquire ITT Corporation
(ITT) in a combination cash and stock transaction. The Company offered a price of $55 for each ITT share, for a consideration of approximately $6.5 billion. The total transaction, including assumption of ITT's outstanding debt, was valued at approximately $10.5 billion. The Company's offer consisted of a cash tender offer of $55 per share for a majority of the outstanding ITT shares (the ITT Tender Offer), to be followed by a merger whereby ITT shareholders would receive shares of the Company's common stock, par value $2.50 per share, with a value of $55 in exchange for each remaining ITT share, subject to appropriate collar provisions.


On February 11, 1997, the board of directors of ITT recommended that the ITT shareholders reject the Company's offer as inadequate and not in the best interests of ITT shareholders. In response, the Company expressed its continuing commitment to the transaction, including pursuing the transaction by taking the matter directly to ITT shareholders. On July 16, 1997, ITT made an announcement that its board of directors had approved a corporate restructuring of ITT. On August 6, 1997, the Company increased its cash tender offer to acquire ITT shares from $55 per share to $70 per share for a consideration of approximately $8.3 billion. The total transaction, including assumption of ITT's outstanding debt, was valued at approximately $11.5 billion. On August 14, 1997 the board of directors of ITT recommended that the ITT shareholders reject the Company's second offer as inadequate.
On September 29, 1997, a U.S. Federal Judge ruled ITT must hold a shareholder meeting to vote on its proposed corporate restructuring by November 14, 1997. On October 20, 1997, ITT abandoned its corporate restructuring plan and agreed to be acquired by Starwood Lodging Trust (Starwood) for $13.3 billion in cash, stock and assumed debt.

On November 3, 1997, the Company increased its cash and stock offer. The total transaction, including assumption of ITT's outstanding debt, would be valued at approximately $12.8 billion. Under the terms of the revised bid, the Company will tender for 55 percent of the outstanding ITT shares at $80 in cash. This will be followed by a second-step merger for the remainder of the ITT shares with ITT shareholders receiving two shares of the Company's common stock for every share of ITT stock. In addition, for each share of the Company received in the merger, ITT shareholders will also receive a contingent value preferred share guaranteeing that the stock price of the Company will reach $40 per share within one year after the merger, or they will be paid an additional amount equal to the difference between the Company's common stock price and $40 per share up to a $12 per share maximum. The Company plans to fund the ITT Tender Offer from a combination of its available cash, working capital, existing credit facilities, borrowings under credit facilities that the Company will seek to obtain from commercial banks and/or the issuance of public debt. The acquisition would be subject to regulatory approvals and other conditions, and therefore there can be no assurance that the Company would be successful in acquiring ITT, or if successful, what effect such acquisition would have on the Company's financial condition or results of operations.

On November 7, 1997, Starwood raised its offer for ITT to $85 per share or approximately $13.7 billion in cash, stock and assumed debt. On November 10, 1997, the Company amended the ITT Tender Offer to automatically terminate upon the final election of a majority of current directors of ITT at the ITT 1997 annual meeting of shareholders. The meeting is currently scheduled for November 12, 1997.

NOTE 5:  SUPPLEMENTAL CASH FLOW INFORMATION

                                                        Nine months ended
                                                          September 30,
                                                       1997           1996
                                                       ----           ----
                                                          (in millions)
Cash paid during the period for the following:

Interest, net of amounts capitalized                  $ 103             60
Income taxes                                            142             72

NOTE 6:  SUPPLEMENTAL SEGMENT DATA

Supplemental hotel segment data for the three and nine months ended September 30, 1997 and 1996 are as follows:

                                                       Three months ended              Nine months ended
                                                           September 30,                 September 30,
                                                       1997           1996           1997            1996
                                                       ----           ----           ----           -----
                                                          (in millions)                  (in millions)
Revenue
   Rooms                                            $   392            357          1,189          1,098
   Food and beverage                                    155            136            526            475
   Franchise fees                                        13             11             40             33
   Other products and services                           94             82            288            253
                                                    -------        -------        -------        -------
                                                        654            586          2,043          1,859
                                                    -------        -------        -------        -------
Expenses
   Rooms                                                104            104            307            310
   Food and beverage                                    127            114            401            368
   Other expenses, including
       remittances to owners                            310            296            997            971
                                                    -------        -------        -------        -------
                                                        541            514          1,705          1,649
                                                    -------        -------        -------        -------
Hotel operating income                              $   113             72            338            210
                                                    -------        -------        -------        -------
                                                    -------        -------        -------        -------




Supplemental gaming segment data for the three and nine months ended September 30, 1997 and 1996 are as follows:


                                                       Three months ended              Nine months ended
                                                           September 30,                 September 30,
                                                       1997           1996           1997            1996
                                                       ----           ----           ----           -----
                                                          (in millions)                 (in millions)
Revenue
   Rooms                                              $  78             61            243            196
   Food and beverage                                     66             48            195            145
   Casino                                               471            223          1,369            626
   Other products and services                           45             25            127             78
                                                    -------        -------        -------        -------
                                                        660            357          1,934          1,045
                                                    -------        -------        -------        -------

Expenses
   Rooms                                                 29             22             86             67
   Food and beverage                                     57             41            168            122
   Casino                                               259            111            743            329
   Other expenses, including
       remittances to owners                            216            139            668            407
                                                    -------        -------        -------        -------
                                                        561            313          1,665            925
                                                    -------        -------        -------        -------
Gaming operating income                             $    99             44            269            120
                                                    -------        -------        -------        -------
                                                    -------        -------        -------        -------

                                       8

NOTE 7:  INVESTMENTS

Summarized operating results of the Company's equity investments are as follows:



                                                       Three months ended              Nine months ended
                                                           September 30,                 September 30,
                                                       1997           1996           1997            1996
                                                       ----           ----           ----           -----
                                                          (in millions)                  (in millions)

Revenue                                               $ 231            364            714          1,075
Expenses                                                196            268            586            863
Net income                                               31             87            117            188


The 1997 periods reflect the Company's acquisition of the majority of The Prudential Insurance Company of America's interests in six full-service hotel properties which were accounted for as equity investments in the 1996 periods.

NOTE 8: LITIGATION

On June 13, 1997, Bally's Grand, Inc. (BGI), a subsidiary of the Company, announced that it had reached an agreement to settle the IN RE: BALLY'S GRAND, INC. SHAREHOLDERS LITIGATION presently pending in the Delaware Court of Chancery. Prior to the settlement, the Company indirectly owned approximately 84% of the common stock of BGI. Under the terms of the settlement, BGI has repurchased 966,747 shares of its common stock and 102,698 warrants to purchase shares of its common stock from certain plaintiffs at a price of $52.75 per share in cash for the common stock and $52.75 less the exercise price per warrant in cash for the warrants. At September 30, 1997, the Company indirectly owned approximately 95% of the outstanding common stock of BGI.

On October 9, 1997, the Company received court approval of the settlement agreement. On October 28, 1997, a sole shareholder appealed the court approval of the settlement agreement. On November 7, 1997, the Delaware Supreme Court granted the Company's motion for an expedited appeal. Upon final resolution of the appeal, BGI would be merged with a subsidiary of the Company, and the remaining 408,862 outstanding shares of BGI's common stock not currently owned by Company would be converted into the right to receive $52.75 (less certain attorneys' fees) per share in cash, and the 491,784 outstanding warrants to purchase BGI common stock not currently owned by the Company would be converted into the right to receive the difference between $52.75 (less certain attorneys' fees) and the exercise price per warrant in cash.

NOTE 9: SUBSEQUENT EVENTS

On October 16, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. The terms of any securities offered pursuant to the shelf registration statement will be determined by market conditions at the time of issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

LIQUIDITY




                                                       Three months ended              Nine months ended
                                                           September 30,                 September 30,
                                                       1997           1996           1997            1996
                                                       ----           ----           ----           -----
          EBITDA (1)                                      (in millions)                 (in millions)

          Hotels                                       $137             96            410             280
          Gaming                                        153             66            422             186
          Corporate expense                             (14)           (14)           (47)            (33)
                                                       ----           ----           ----           -----
            Total                                      $276            148            785             433
                                                       ----           ----           ----           -----
                                                       ----           ----           ----           -----


          Net cash provided by operating activities                                  $414             314
          Net cash used in investing activities                                      (494)           (219)
          Net cash provided by (used in) financing activities                          39            (205)

          Capital expenditures                                                        384             167
          Additional investments                                                      123              70


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

EBITDA for the 1997 third quarter was $276 million, an increase of $128 million over the 1996 quarter. The increase was attributable to continued improvement in revenue per available room (REVPAR) and EBITDA margin growth at the Company's owned and equity hotels, as well as the 1996 acquisitions of Bally Entertainment Corporation (Bally) and the majority of The Prudential Insurance Company of America's (Prudential) interests in six full-service hotel properties.

CAPITAL SPENDING

New developments and refurbishment programs are continually underway at the Company's hotel and casino properties. The Company opened its new western-themed casino, "Wild Wild West," on July 1, 1997. This $110 million project is located on approximately four acres of boardwalk property adjacent to

Bally's Park Place and features a 75,000 square foot casino complex. In late July 1997, construction was completed on a new 300-room tower at The Atlantic City Hilton. This $50 million project increases the property's room capacity by nearly 60 percent.

Construction continues on "Star Trek: The Experience at the Las Vegas Hilton," an adult-oriented attraction being developed in collaboration with Paramount Parks, Inc. This project will include the addition of a new 22,000 square foot "SpaceQuest" casino which is scheduled to open in November 1997. The Company's share of costs for this project will total approximately $70 million.

Construction also continues on schedule at the approximately 43% owned Conrad International Punta del Este Resort and Casino in Punta del Este, Uruguay. This approximately $200 million project includes a 38,000 square foot casino, which opened in January 1997, and a 300-room luxury hotel which is opening in stages over the latter half of 1997. As of September 30, 1997, the Company has provided $88 million in debt financing for this project.

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

The Company expects to continue to grow the hotel segment through selective acquisition of large full-service hotels in major market locations. In February 1997, the Company acquired the 591-room Anchorage Hilton hotel in Anchorage, Alaska for approximately $67 million. The Company expects to invest an additional $3 million to renovate certain areas of the hotel.


Also in February 1997, the Company sold its 30 percent interest in the 510-room Conrad International Hong Kong for approximately $100 million plus the assumption of $12 million of existing debt. The transaction resulted in a $70 million gain which is being amortized over the remaining life of the existing management contract.

In July 1997, the Company's Board of Directors approved a renovation of the New York Hilton & Towers, including a new main entrance, redesigned lobby and guest registration area, a new conference and business center and a new health club. This $58 million project is expected to be completed in late 1999.

In September 1997, the Company's Board of Directors approved development of a new 600-room hotel at the center of Boston's Logan Airport. Construction on this $100 million project will begin before the end of the year and is expected to be completed in early 2000.

In addition to the aforementioned projects, the Company intends to spend approximately $75 million in the hotel segment on normal capital replacements, upgrades and compliance projects. Improvement projects, which are subject to strict ROI analysis, are expected to total approximately $10 million.

The estimated 1997 expenditures required to complete the aforementioned projects and capital spending programs will be financed through available cash flows and general corporate borrowings.

SIGNIFICANT NEW DEVELOPMENTS

In January 1997, the Company commenced an offer to acquire ITT Corporation
(ITT) in a combination cash and stock transaction. The Company offered a price of $55 for each ITT share, for a consideration of approximately $6.5 billion. The total transaction, including assumption of ITT's outstanding debt, was valued at approximately $10.5 billion. The Company's offer consisted of a cash tender offer of $55 per share for a majority of the outstanding ITT shares (the ITT Tender Offer), to be followed by a merger whereby ITT shareholders would receive shares of the Company's common stock, par value $2.50 per share, with a value of $55 in exchange for each remaining ITT share, subject to appropriate collar provisions.

On February 11, 1997, the board of directors of ITT recommended that the ITT shareholders reject the Company's offer as inadequate and not in the best interests of ITT shareholders. In response, the Company expressed its continuing commitment to the transaction, including pursuing the transaction by taking the matter directly to ITT shareholders. On July 16, 1997, ITT made an announcement that its board of directors had approved a corporate restructuring of ITT. On August 6, 1997, the Company increased its cash tender offer to acquire ITT shares from $55 per share to $70 per share for a consideration of approximately $8.3 billion. The total transaction, including assumption of ITT's outstanding debt, was valued at approximately $11.5 billion. On August 14, 1997 the board of directors of ITT recommended that the ITT shareholders reject the Company's second offer as inadequate. On September 29, 1997, a U.S. Federal Judge ruled ITT must hold a shareholder meeting to vote on its proposed corporate restructuring by November 14, 1997. On October 20, 1997, ITT abandoned its corporate restructuring plan and agreed to be acquired by Starwood Lodging Trust (Starwood) for $13.3 billion in cash, stock and assumed debt.

On November 3, 1997, the Company increased its cash and stock offer. The total transaction, including assumption of ITT's outstanding debt, would be valued at approximately $12.8 billion. Under the terms of the revised bid, the Company will tender for 55 percent of the outstanding ITT shares at $80 in cash. This will be followed by a second-step merger for the remainder of the ITT shares with ITT shareholders receiving two shares of the Company's common stock for every share of ITT stock. In addition, for each share of the Company received in the merger, ITT shareholders will also receive a contingent value preferred share guaranteeing that the stock price of the Company will reach
$40 per share within one year after the merger, or they will be paid an additional amount equal to the difference between the Company's common stock price and $40 per share up to a $12 per share maximum. The Company plans to fund the ITT Tender Offer from a combination of its available cash, working capital, existing credit facilities, borrowings under credit facilities that the Company will seek to obtain from commercial banks and/or the issuance of public debt. The acquisition would be subject to regulatory approvals and other conditions, and therefore there can be no assurance that the Company would be successful in acquiring ITT, or if successful, what effect such acquisition would have on the Company's financial condition or results of operations.

On November 7, 1997, Starwood raised its offer for ITT to $85 per share or approximately $13.7 billion in cash, stock and assumed debt. On November 10, 1997, the Company amended the ITT Tender Offer to automatically terminate upon the final election of a majority of current directors of ITT at the ITT 1997 annual meeting of shareholders. The meeting is currently scheduled for November 12, 1997.

In January 1997, the Company finalized various agreements with Ladbroke Group PLC, whose wholly owned subsidiary, Hilton International Co. (HI), owns the rights to the Hilton name outside the United States. The agreements provide for the reunification of the Hilton brand worldwide through a strategic alliance between the companies, including cooperation on sales and marketing, loyalty programs and other operational matters. The Company and HI have integrated their reservation systems, launched the Hilton HHonors-Registered Trademark-Worldwide loyalty program and are continuing the integration of worldwide sales offices and development of joint marketing initiatives.

LONG-TERM DEBT

Long-term debt at September 30, 1997 totaled $2.8 billion, compared with $2.6 billion at December 31, 1996. In February 1997, the Company redeemed its 6% Convertible Subordinated Notes due 1998 and its 10% Convertible Subordinated Notes due 2006. These notes, formerly obligations of Bally, had outstanding principal balances of $1 million and $70 million, respectively.

At September 30, 1997, approximately $686 million of the aggregate commitment of the Company's five year $1.75 billion revolving credit facility supported the issuance of commercial paper and $683 million was outstanding, leaving approximately $381 million of the revolving bank debt facility available to the Company at such date.

During April 1997, the Company issued $375 million of 7.95%, 10-year senior unsecured notes due April 15, 2007, under an effective shelf registration statement (the Shelf) on file with the Securities and Exchange Commission registering up to $1 billion in debt or equity securities. In June 1997, the Company issued $300 million of 7.375%, 5-year senior unsecured notes due June 1, 2002, under the Shelf. On July 22, 1997, the Company issued $325 million of 7-year senior unsecured notes, the remaining balance under the Shelf. The 7-year notes will mature on July 15, 2004 and carry an interest rate of 7%. The Company used the proceeds from these offerings to repay its revolving credit facility and a portion of its commercial paper borrowings. Such outstanding indebtedness was incurred primarily to fund cash tender offers to purchase the outstanding debt securities of certain former Bally subsidiaries and the related consent solicitations.

On October 16, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. The terms of any securities offered pursuant to the shelf registration statement will be determined by market conditions at the time of issuance.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

OVERVIEW

A summary of the Company's consolidated revenue and earnings for the three months ended September 30, 1997 and 1996 is as follows:

(in millions, except per share amounts)        1997     1996      % CHANGE

Revenue                                      $1,314      943         39%
EBITDA                                          276      148         86%
Operating income                                198      101         96%
Net income                                       94       54         74%
Net income per share                            .36      .28         29%


HOTELS

Hotel revenue for the 1997 third quarter was $654 million, an increase of 12 percent over 1996. EBITDA from the hotel division was $137 million for the 1997 third quarter, a 43 percent increase compared to $96 million a year ago, while hotel operating income increased 57 percent to $113 million from $72 million last year. Favorable supply-demand conditions in most markets in which the Company operates continue to fuel significant REVPAR increases. In addition, the Company continues to produce solid margin improvements at most of its owned and equity properties. The hotel division also benefited from increased ownership interests in six full-service hotels in Chicago, New York, San Francisco and Washington D.C. acquired from Prudential in the 1996 fourth quarter as well as the acquisition of the Anchorage Hilton in the first quarter of 1997. Occupancy for hotels owned or managed was 77.7 percent in the 1997 third quarter compared to 76.8 percent in 1996. The average room rate increased seven percent to $138.43 from $129.06 in the prior year and REVPAR increased nine percent from a year ago.

EBITDA from the Company's ten major full-service properties increased $24 million over the prior year quarter. Of this increase, approximately $15 million resulted from the increased ownership interests acquired from Prudential and the balance was due to improved operating results. These properties continue to benefit from favorable supply-demand dynamics and continued margin improvement. Combined EBITDA from the Waldorf=Astoria and the New York Hilton & Towers increased $4 million over the 1996 third quarter. Continued strong demand, particularly in the higher rate individual business traveler (IBT) segment contributed to a double digit REVPAR increase at each of these two properties over the 1996 third quarter. Increased convention volume at the Washington Hilton & Towers and strong IBT growth at the Capital Hilton led to a combined EBITDA increase of $2 million at these properties in the 1997 third quarter. Double digit percentage gains in average room rates and REVPAR in the third quarter of 1997 led the San Francisco Hilton & Towers to a $3 million increase in EBITDA compared to last year. Occupancy for these ten major full-service hotels (which also includes properties in Chicago, Honolulu and New Orleans) was 83.1 percent versus 82.1 percent in the 1996 quarter. The average room rate increased to $157.23 in the 1997 third quarter from $144.66 and REVPAR improved nine percent between periods.

Strong supply-demand fundamentals led to a seven percent increase in REVPAR at the Company's other 13 full-service domestic owned and equity properties. These properties generated a $10 million increase in EBITDA over the prior year third quarter, including $6 million in EBITDA from the Anchorage Hilton which was acquired in February 1997.

Depreciation and amortization for the hotel division, including the Company's proportionate share of depreciation and amortization from its equity investments, was $24 million in the third quarters of 1997 and 1996.

Although the supply-demand balance in the Company's major markets generally remains favorable, future operating results could be adversely impacted by increased capacity and weak demand. These conditions could limit the Company's ability to pass through inflationary increases in operating costs in the form of higher rates. Increases in transportation and fuel costs or sustained recessionary periods could also unfavorably impact future results. However, the Company believes that its financial strength, market presence and diverse product line will enable it to remain extremely competitive.

GAMING

Total gaming revenue increased 85 percent in the 1997 third quarter to $660 million from $357 million in 1996. Casino revenue, a component of gaming revenue, increased 111 percent to $471 million in 1997 compared to $223 million in the prior year. EBITDA from the gaming division was $153 million compared to $66 million in the prior year third quarter and gaming operating income increased 125 percent to $99 million from $44 million in the 1996 quarter. The Company's gaming division benefited from the addition of the Bally properties in Las Vegas, Atlantic City, Mississippi and New Orleans. Gaming revenue, casino revenue, EBITDA and operating income increased $339 million, $313 million, $96 million and $72 million, respectively, as a result of the Bally acquisition.

The completion of a number of room expansion projects and the opening of a new hotel-casino led to an 11 percent increase in room supply in Las Vegas compared to the prior year. These capacity additions combined with reduced convention volume contributed to an eight point decline in occupancy at the Las Vegas Hilton in the 1997 third quarter. Despite record premium play baccarat volume in the 1997 third quarter, results were adversely impacted by a 12 point decrease in the baccarat win percentage compared to the 1996 quarter. EBITDA at the Las Vegas Hilton totaled $5 million in the 1997 third quarter, an $11 million decrease compared to last year. Results at the Las Vegas Hilton are more volatile than the Company's other casinos because this property caters to the premium play segment of the market. Future fluctuations in premium play volume and win percentage could result in continued volatility in the results at this property. However, the Company believes that its implementation of new casino marketing and entertainment strategies and the opening of the "Star Trek" attraction and "SpaceQuest" casino will broaden the Las Vegas Hilton's customer base thereby creating additional mid-level play.

The new capacity additions are also affecting the Flamingo Hilton - Las Vegas, which posted a six point decrease in occupancy compared to the prior year. EBITDA at this property remained consistent compared to the prior year quarter as the decrease in occupancy, which contributed to lower table game volume, was offset by an increase in the table game win percentage and a seven percent increase in average room rate. Bally's Las Vegas generated EBITDA of $19 million in the third quarter of 1997, an increase of six percent from 1996. A decrease in occupancy at this property, primarily from the convention segment, was more than offset by an increase in table game and slot revenue and a seven percent increase in average room rate. This property's results were not included in the 1996 third quarter.

Combined EBITDA from the Reno Hilton and the Flamingo Hilton - Reno increased $5 million from the 1996 third quarter, benefiting from a reduction in the number of discounted rooms. REVPAR at both properties attained double digit percentage increases compared to prior year despite lower occupancy levels.

Occupancy for the Nevada hotel-casinos was 86.4 percent in the 1997 quarter compared to 90.7 percent last year. The average room rate for the Nevada properties was $72.46 compared to $68.07 in the 1996 third quarter. The 1996 statistical information includes the results of Bally's Las Vegas for comparison.


In Atlantic City, Bally's Park Place and The Atlantic City Hilton generated EBITDA of $59 million and $13 million, respectively, in the 1997 third quarter. While not included in the Company's results last year, EBITDA at these properties totaled $49 million and $16 million, respectively, in the 1996 third quarter. The results of Bally's Park Place include the new casino, "Wild Wild West" which opened on July 1, 1997. Revenue from "Wild Wild West" has been almost entirely incremental, resulting in strong margin gains. Excluding the impact of CRDA and other one-time credits taken in the 1996 period, EBITDA at Bally's Park Place increased 51 percent. Declines in boardwalk pedestrian traffic due to disruptions from construction of its new 300-room tower continued to impact The Atlantic City Hilton's EBITDA in the third quarter of 1997.

Occupancy and average room rate for the Atlantic City hotel-casinos were 95.1 percent and $103.13, respectively, in the 1997 third quarter. Although not included in the Company's 1996 third quarter, occupancy and average room rate were 96.9 percent and $105.86, respectively.

Operating results from the Company's New Orleans river casino operations remained flat, reflecting continued market softness. In October 1996, the Company was granted approval from Louisiana regulators to relocate the Flamingo Casino-New Orleans to Shreveport, Louisiana by October 1, 1997. The Company subsequently abandoned its plan to relocate the facility and on October 1, 1997, the Flamingo Casino-New Orleans ceased operations.

A low baccarat win percentage at the Company's approximately 20% owned casino in the Gold Coast, Australia resulted in a decrease in the EBITDA contribution from this property of $5 million compared to the 1996 third quarter.

Depreciation and amortization for the gaming division, including the Company's proportionate share of depreciation and amortization from its equity investments, increased $32 million to $54 million in the third quarter of 1997 compared to prior year. This increase primarily resulted from the addition of the Bally properties.

The gaming industry continues to experience capacity growth primarily in existing markets. The Las Vegas and Atlantic City markets are becoming increasingly competitive due to new developments and expansion projects which challenge the Company's existing market share. These projects could adversely impact the Company's future gaming income.

FINANCING ACTIVITIES

Interest and dividend income totaled $11 million in the 1997 period compared to $9 million in 1996. Consolidated interest expense increased from $16 million to $43 million primarily due to additional debt resulting from the Bally acquisition.

INCOME TAXES

The effective income tax rate for the 1997 period increased to 41 percent compared to 40 percent for the 1996 period due primarily to the additional goodwill recorded as a result of the Bally acquisition which is not deductible for tax purposes. The Company's effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes.

MINORITY INTEREST

The minority interest primarily results from the consolidation of the majority-owned New Orleans Hilton Riverside & Towers.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

OVERVIEW

A summary of the Company's consolidated revenue and earnings for the nine months ended September 30, 1997 and 1996 is as follows:

(in millions, except per share amounts)       1997      1996      % CHANGE
                                           --------   --------    ---------

Revenue                                    $  3,977     2,904        37%
EBITDA                                          785       433        81%
Operating income                                558       293        90%
Net income                                      255       150        70%
Net income per share                            .98       .77        27%



HOTELS

Hotel revenue for the 1997 nine-month period was $2.0 billion, an increase of 10 percent over 1996. EBITDA from the hotel division was $410 million for the 1997 period, a 46 percent increase compared to $280 million a year ago, while hotel operating income increased 61 percent to $338 million from $210 million last year. Occupancy for hotels owned or managed was 76.0 percent in 1997 compared to 75.1 percent in 1996. The average room rate increased eight percent to $143.08 from $132.82 in the prior year, contributing to a nine percent increase in REVPAR.

EBITDA from the Company's ten major full-service properties increased $81 million over the prior year nine-month period. Of this increase, approximately $46 million resulted from the increased ownership interests acquired from Prudential and the balance was due to improved operations. Continued strength in IBT volume and average room rate coupled with double digit growth in leisure guest volume drove a $13 million combined EBITDA increase at the Waldorf=Astoria and the New York Hilton & Towers compared to the 1996 period. REVPAR increased eight percent, 13 percent and 12 percent at the Chicago Hilton &

Towers, the O'Hare Hilton and the Palmer House Hilton, respectively, leading to a combined EBITDA increase of $6 million in the 1997 period. Each of these properties maintained strong volume and achieved double digit room rate growth from the IBT segment. EBITDA at the San Francisco Hilton & Towers increased $7 million due primarily to increases in convention and leisure guest volume coupled with a 17 percent increase in average room rate. The Company's properties in Washington D.C. benefited from strong IBT and convention volume and moderate room rate increases which led to a combined EBITDA increase of $6 million at the Capital Hilton & Towers and Washington Hilton & Towers compared to prior year. Occupancy for these ten major full-service hotels (which also includes properties in Honolulu and New Orleans) was 80.4 percent versus 78.8 percent in the 1996 period. The average room rate increased to $160.92 in 1997 from $148.47 and REVPAR improved 11 percent between periods.

The Company's other 13 full-service domestic owned and equity properties generated a $23 million increase in EBITDA over the prior year period, reflecting continued strength in lodging industry fundamentals and a $10 million EBITDA contribution from the addition of the Anchorage Hilton in February 1997.

Depreciation and amortization for the hotel division, including the Company's proportionate share of depreciation and amortization from its equity investments, increased $6 million to $76 million in the 1997 period compared to prior year.

GAMING

Total gaming revenue increased 85 percent in the 1997 nine-month period to $1.9 billion from $1.0 billion in 1996. Casino revenue increased 119 percent to $1.4 billion in 1997 compared to $626 million in the prior year. EBITDA from the gaming division was $422 million compared to $186 million in the prior year nine-month period and gaming operating income increased 124 percent to $269 million from $120 million in 1996. The Company's gaming division benefited from the addition of the Bally properties in Las Vegas, Atlantic City, Mississippi and New Orleans along with improved results at the Las Vegas Hilton. Gaming revenue, casino revenue, EBITDA and operating income increased $895 million, $709 million, $236 million and $171 million, respectively, as a result of the Bally acquisition.

The impact of supply growth in the Las Vegas market led to a six point decrease in occupancy at the Las Vegas Hilton in the nine-month period of 1997. However, the property had a 23 percent increase in volume of its premium play baccarat business coupled with a two percent increase in win percentage resulting in an EBITDA increase of $9 million in 1997 compared to the 1996 period.

The highly competitive market conditions in Las Vegas also contributed to lower table game and slot volume in the casino and a four point decrease in hotel occupancy at the Flamingo Hilton - Las Vegas. As a result, EBITDA at this property decreased $4 million from the prior year nine-month period. Bally's Las Vegas experienced an EBITDA increase of $3 million compared to the nine-month period in 1996, which was not included in the Company's results, due mainly to a nine percent increase in slot revenue.

A generally soft market continues to affect the Flamingo Hilton - Laughlin, which posted a $3 million decrease in EBITDA. Combined EBITDA from the Reno Hilton and the Flamingo Hilton - Reno increased $2 million from the 1996 period.

Occupancy for the Nevada hotel-casinos was 87.7 percent in the 1997 period compared to 91.9 percent last year. The average room rate for the Nevada properties was $75.68 compared to $72.74 in the 1996 nine-month period. The 1996 statistical information includes the results of Bally's Las Vegas for comparison.

In Atlantic City, Bally's Park Place and The Atlantic City Hilton generated EBITDA of $124 million and $24 million, respectively, in 1997. While not included in the Company's results last year, EBITDA at these properties totaled $115 million and $41 million, respectively, in the 1996 period. The results of Bally's Park Place include the newly opened "Wild Wild West" casino. The Atlantic City Hilton's EBITDA continued to be impacted by lower table game revenue resulting from the effect of its tower construction on occupancy and pedestrian traffic through July.

Occupancy and average room rate for the Atlantic City hotel-casinos were 93.1 percent and $92.34, respectively, in 1997. Although not included in the Company's 1996 period, occupancy and average room rate were 93.9 percent and $92.02, respectively.

The approximately 43% owned Conrad International Punta del Este Resort and Casino in Punta del Este, Uruguay, which opened its casino in January 1997, contributed $5 million to gaming division EBITDA in 1997.

Depreciation and amortization for the gaming division, including the Company's proportionate share of depreciation and amortization from its equity investments, increased $87 million to $153 million in the 1997 period compared to prior year. This increase primarily resulted from the addition of the Bally properties.

CORPORATE EXPENSE

Corporate expense increased $12 million to $49 million in the 1997 nine-month period. The 1997 period includes $5 million in non-recurring litigation costs.

FINANCING ACTIVITIES

Interest and dividend income totaled $34 million in the 1997 period compared to $25 million in 1996. The 1997 period includes approximately $5 million in interest income on the Company's investment in the 11.75% First Mortgage Notes due 2002 of Claridge Hotel and Casino Corporation. Consolidated interest expense increased $76 million to $131 million primarily due to additional debt resulting from the Bally acquisition.

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

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS


    As previously reported, two derivative actions purportedly brought on behalf of Bally's Grand, Inc. (BGI) against its directors and Bally Entertainment Corporation (Bally), one commenced in October 1995 and the other in September 1996, were consolidated under the caption IN RE:
    BALLY'S GRAND DERIVATIVE LITIGATION in the Court of Chancery of the State of Delaware, New Castle County. Bally merged with and into the Company on December 18, 1996. A third derivative action purportedly brought on behalf of BGI against its directors, Bally, Bally's Grand Management Co., Inc., a wholly owned subsidiary of Bally, and the Company was commenced in November 1996 under the caption TOWER INVESTMENT GROUP, INC., ET AL. V. BALLY'S GRAND, INC., ET AL. in the Court of Chancery of the State of Delaware, New Castle County. This action was consolidated with the IN
    RE: BALLY'S GRAND DERIVATIVE LITIGATION action under the caption IN RE:
    BALLY'S GRAND, INC. SHAREHOLDERS LITIGATION.

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

    On October 9, 1997, the Company received court approval of the settlement agreement. On October 28, 1997, a sole shareholder appealed the court approval of the settlement agreement. On November 7, 1997, the Delaware Supreme Court granted the Company's motion for an expedited appeal. Upon final resolution of the appeal, BGI would be merged with a subsidiary of the Company, and the remaining 408,862 outstanding shares of BGI's common stock not currently owned by the Company would be converted into the right to receive $52.75 (less certain attorneys' fees) per share in cash, and the 491,784 outstanding warrants to purchase BGI common stock not currently owned by the Company would be converted into the right to receive the difference between $52.75 (less certain attorneys' fees) and the exercise price per warrant in cash.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

    27.  Financial data schedule for the nine-month period ended
September 30, 1997.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HILTON HOTELS CORPORATION
                                           (Registrant)





Date:  November 12, 1997               /s/ MATTHEW J. HART
                                       --------------------------------------
                                       Matthew J. Hart
                                       Executive Vice President and
                                        Chief Financial Officer





Date:  November 12, 1997               /s/ THOMAS E. GALLAGHER
                                       --------------------------------------
                                       Thomas E. Gallagher
                                       Executive Vice President and
                                        General Counsel