Form 10-Q/A
period 1997-09-30
HILTON HOTELS CORP
filed 1997-11-13
CIK 47580

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

On November 7, 1997, Starwood raised its offer for ITT to $85 per share or approximately $13.7 billion in cash, stock and assumed debt. On November 10, 1997, the Company amended the ITT Tender Offer to automatically terminate upon the final election of a majority of current directors of ITT at the ITT 1997 annual meeting of shareholders. Preliminary results of the meeting, held November 12, 1997, indicate that the current directors of ITT have been re-elected. On November 13, 1997, the Company terminated the ITT Tender Offer.

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

On November 7, 1997, Starwood raised its offer for ITT to $85 per share or approximately $13.7 billion in cash, stock and assumed debt. On November 10, 1997, the Company amended the ITT Tender Offer to automatically terminate upon the final election of a majority of current directors of ITT at the ITT 1997 annual meeting of shareholders. Preliminary results of the meeting, held November 12, 1997, indicate that the current directors of ITT have been re-elected. On November 13, 1997, the Company terminated the ITT Tender Offer.

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

EBITDA from the Company's ten major full-service properties increased $24 million over the prior year quarter. Of this increase, approximately $15 million resulted from the increased ownership interests acquired from Prudential and the balance was due to improved operating results. These properties continue to benefit from favorable supply-demand dynamics and continued margin improvement. Combined EBITDA from the Waldorf=Astoria and the New York Hilton & Towers increased $4 million over the 1996 third quarter. Continued strong demand, particularly in the higher rate individual business traveler (IBT) segment contributed to a double digit REVPAR increase at each of these two properties over the 1996 third quarter. Increased convention volume at the Washington Hilton & Towers and strong IBT growth at the Capital Hilton led to a combined EBITDA increase of $2 million at these properties in the 1997 third quarter. Double digit percentage gains in average room rates and REVPAR in the third quarter of 1997 led the San Francisco Hilton & Towers to a $3 million increase in EBITDA compared to last year. Occupancy for these ten major full-service hotels (which also includes properties in Chicago, Honolulu and New Orleans) was 83.1 percent versus 82.1 percent in the 1996 quarter. The average room rate increased to $157.23 in the 1997 third quarter from $144.66 and REVPAR improved ten percent between periods.

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

The new capacity additions are also affecting the Flamingo Hilton - Las Vegas, which posted a five point decrease in occupancy compared to the prior year. EBITDA at this property remained consistent compared to the prior year quarter as the decrease in occupancy, which contributed to lower table game volume, was offset by an increase in the table game win percentage. Bally's Las Vegas generated EBITDA of $19 million in the third quarter of 1997, an increase of six percent from 1996. A decrease in occupancy at this property, primarily from the convention segment, was more than offset by a seven percent increase in average room rate. This property's results were not included in the 1996 third quarter.

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

The impact of supply growth in the Las Vegas market led to a six point decrease in occupancy at the Las Vegas Hilton in the nine-month period of 1997. However, the property had a 23 percent increase in volume of its premium play baccarat business coupled with a two point increase in win percentage resulting in an EBITDA increase of $9 million in 1997 compared to the 1996 period.

The highly competitive market conditions in Las Vegas also contributed to lower table game and slot volume in the casino and a four point decrease in hotel occupancy at the Flamingo Hilton - Las Vegas. As a result, EBITDA at this property decreased $4 million from the prior year nine-month period. Bally's Las Vegas experienced an EBITDA increase of $3 million compared to the nine-month period in 1996, which was not included in the Company's results, due mainly to a five percent increase in slot revenue.

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

                                       HILTON HOTELS CORPORATION
                                           (Registrant)





Date:  November 13, 1997               /s/ MATTHEW J. HART
                                       --------------------------------------
                                       Matthew J. Hart
                                       Executive Vice President and
                                        Chief Financial Officer





Date:  November 13, 1997               /s/ THOMAS E. GALLAGHER
                                       --------------------------------------
                                       Thomas E. Gallagher
                                       Executive Vice President and
                                        General Counsel