Form 10-K
period 1997-12-31
HILTON HOTELS CORP
filed 1998-03-27
CIK 47580

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

For the fiscal year ended December 31, 1997

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Based upon the March 12, 1998 New York Stock Exchange closing price of $33 per share, the aggregate market value of Registrant's outstanding Common Stock held by non-affiliates of the Registrant was approximately $6.0 billion. On that date, there were 246,507,045 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of Registrant's annual report to stockholders for the fiscal year ended December 31, 1997 are incorporated by reference under Parts I and II. Certain portions of Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

                              GENERAL INFORMATION

CURRENT OPERATIONS

    Hilton Hotels Corporation (together with its majority, wholly owned and controlled subsidiaries collectively referred to herein as "Hilton" or the "Company," unless the context indicates otherwise) is primarily engaged in the ownership and management of hotels and hotel casinos. As of February 1, 1998, all of these properties were located in the United States, with the exception of nine hotels and three hotel casinos operated by the Company's wholly owned subsidiary, Conrad International Hotels Corporation and its subsidiaries ("Conrad International").

    On February 1, 1998, Hilton owned or leased and operated 25 hotels and managed 34 hotels partially or wholly owned by others. In addition, 180 hotels were operated under the Hilton, Hilton Garden Inn-Registered Trademark- and Hilton Suites names by others pursuant to franchises granted by the Company.

    On February 1, 1998, Hilton operated 11 hotel casinos, six of which are wholly or majority owned by the Company and are located in Nevada, two of which are wholly owned by the Company and are located in Atlantic City, New Jersey, and the other three of which are partially owned by the Company and are located in Australia and Uruguay. The Company also wholly or partially owns and manages three riverboat casinos in the United States and owns a 50% interest in a company which operates one casino in Canada. The Company's gaming operations accounted for approximately 50%, 33% and 38% of its total operating income in 1995, 1996 and 1997, respectively. The Company's domestic gaming operations are conducted under the Hilton, Flamingo and Bally brand names. For additional information, see the Five Year Summary on page 55 in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997 (the "Stockholders Report"), which report is included as Exhibit 13 hereto and, to the extent specific references are made thereto, incorporated herein by such references.

    The Company is also engaged in various other activities incidental or related to the operation of hotels and hotel casinos. See "Additional Information."

    Hilton was organized in the State of Delaware on May 29, 1946. Its principal executive offices are located at 9336 Civic Center Drive, Beverly Hills, California 90210, and its telephone number is (310) 278-4321.

RECENT DEVELOPMENTS

    GAMING

    In January 1998, the Company opened "Star Trek: The Experience at the Las Vegas Hilton." In conjunction with the Star Trek attraction, in November 1997, the Company opened SpaceQuest casino, a themed 22,000 square foot addition at the Las Vegas Hilton.

    In July 1997, the Company opened The Wild Wild West, a new western-themed casino and entertainment complex connected to Bally's Park Place in Atlantic City, New Jersey. This complex features 75,000 square feet of casino space. Also in July 1997, The Atlantic City Hilton completed a 300-room hotel tower addition. In October 1997, the Company acquired the remaining 42% ownership interest in Bally's SalooniGambling HalliHotel in Mississippi. In March 1998, the Company acquired the remaining 8% ownership interest in Bally's Grand, Inc., which owns Bally's Las Vegas. Each of these properties was acquired by the Company as a result of the merger of Bally Entertainment Corporation ("Bally") with and into the Company (the "Bally Merger") in December 1996.

    In April 1997, the Company began construction of the 2,900-room Paris Casino-Resort, which will feature an 85,000 square foot casino, 13 restaurants, 130,000 square feet of convention space and a retail shopping complex with a French influence. This project, which is adjacent to Bally's Las Vegas, is expected to be completed in the 1999 third quarter.

    HOTELS

    In February 1997, the Company acquired a 100% ownership interest in the 591-room Anchorage Hilton. In January 1998, the Company acquired the remaining 92.5% ownership interest in the 458-room McLean Hilton and adjacent office building complex in McLean, Virginia. In March 1998, the Company acquired a 100% ownership interest in the 300-room Hilton at Short Hills in Short Hills, New Jersey.

    In December 1997 and January 1998, the Company completed the acquisition from The Prudential Insurance Company of America ("Prudential") of the remaining ownership interests in joint ventures which own the Capital Hilton, Chicago Hilton and Towers, Rye Town Hilton, San Francisco Hilton and Towers and Washington Hilton and Towers. The Company had acquired a majority of Prudential's interests in such properties in the 1996 fourth quarter.

    In July 1997, the Company's Board of Directors approved a renovation of the New York Hilton and Towers, including new restaurants, a state-of-the-art business/conference center, a world-class fitness facility and an exclusive Towers Lounge overlooking New York City. This project is expected to be completed in late 1999. In September 1997, the Company began construction of a new 600-room hotel at the center of Boston's Logan Airport, which is expected to be completed in late 1999.

    In addition, the Company continued to increase its franchise hotels through the expansion of Hilton Garden Inns-Registered Trademark-. At December 31, 1997, the Company had approximately 100 Hilton Garden Inn-Registered Trademark-properties either open, under construction or in development. In December 1997, the Company signed an agreement with Chartwell Leisure Inc. to franchise 20 Hilton Garden Inn-Registered Trademark- properties throughout Mexico.

    INTERNATIONAL

    In January 1997, the Company finalized agreements with Ladbroke Group PLC ("Ladbroke"), whose wholly owned subsidiary, Hilton International Co. ("HI"), owns the rights to the Hilton name outside the United States. The agreements provide for the reunification of the Hilton brand worldwide through a strategic alliance between the companies, including cooperation on sales and marketing, loyalty programs and other operational matters. The Company and HI have integrated their reservation systems and worldwide sales offices, launched the Hilton HHonors-Registered Trademark- Worldwide loyalty program, and have developed and are continuing to develop joint marketing initiatives. In addition, the alliance permits the Company and Ladbroke to acquire up to 20% of each other's outstanding capital stock and provides for mutual participation in certain future hotel development focusing primarily upon management contracts and franchises. Stephen F. Bollenbach, the Company's President and Chief Executive Officer, has become a non-executive director of Ladbroke and Peter M. George, Chief Executive of Ladbroke, has joined the Board of Directors of Hilton as a non-executive director.

    In 1997, the Company opened two new international hotels: the 351-room Conrad International Sharm El Sheikh Resort in Egypt and the 300-room Conrad International Punta del Este Resort and Casino in Uruguay. The Company also acquired an additional 17% ownership interest in Windsor Casino Limited and sold its 30% ownership interest in the Conrad International Hong Kong during 1997.

    POTENTIAL SPIN-OFF OR BUSINESS COMBINATION

    On March 13, 1998, the Company announced that it was discussing a possible transaction in which (i) the Company would split its gaming and lodging operations into two separate publicly-traded companies through a tax-free spin-off, and (ii) Circus Circus Enterprises, Inc., ("Circus") would merge into the resulting gaming company in a stock-for-stock merger. On March 23, 1998, the Company announced that discussions with Circus had terminated regarding the proposed transaction. The Company is continuing to evaluate the possibility of splitting its gaming and lodging operations through a spin-off, either in connection with a business combination transaction or otherwise. The Company may also seek to engage in a merger, business combination or other transaction in the future, whether or not in connection with a spin-off. However, there is no assurance that the Company will engage in any of such transactions.

    ITT OFFER

    In January 1997, the Company commenced an offer (the "ITT Offer") to acquire ITT Corporation ("ITT") in a combination cash and stock transaction. In connection with the ITT Offer, the Company sought to have its nominees elected to the ITT board of directors at the ITT 1997 annual meeting of shareholders. On November 12, 1997, the shareholders of ITT re-elected the existing directors of ITT at such annual meeting, and on November 13, 1997, the Company terminated the ITT Offer.

    For a more detailed description of the Company's recent developments, see "Hotel Operations," "Gaming Operations" and "Additional Information--Vacation Ownership." For a description of the Company's planned expansion activities, see "Hotel Operations--Expansion Program" and "Gaming Operations--Expansion Program." For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26 through 35 in the Stockholders Report.

INDUSTRY SEGMENTS

    Hilton's revenue and income are derived primarily from two sources: (i) hotel operations, which include the operation of Hilton's owned, leased, partially owned and managed hotels and franchise fees; and (ii) gaming operations, which include the operation of Hilton's owned, partially owned and managed hotel casinos and riverboat casinos. For financial data relating to the Company's hotel and gaming operations for the three years ended December 31, 1997, see "Segments of Business" in the Notes to the Company's Consolidated Financial Statements on pages 51 and 52 in the Stockholders Report.

    The Company re-entered the international arena in November 1985, with the opening of a hotel casino in Queensland, Australia and, thereafter, the opening of additional managed (and in some cases, partially owned) hotel properties in Ireland, England, Hong Kong, Turkey, Belgium, Australia, Spain, Egypt, Singapore and Uruguay. To date, the amounts of revenues, operating profits and identifiable assets attributable to geographic areas other than the United States have not been material.

                                HOTEL OPERATIONS

OWNED HOTELS

    On February 1, 1998, the following hotels were owned in fee and operated by
Hilton:

                                                                     YEAR
                                                      NUMBER OF    ACQUIRED
NAME AND LOCATION                                   ROOMS/SUITES   BY HILTON
--------------------------------------------------  -------------  ---------

Anchorage Hilton                                             591     1997
  Anchorage, Alaska(1)
Atlanta Airport Hilton and Towers                            503     1960
  Atlanta, Georgia(2)
Chicago Hilton and Towers                                  1,543     1998
  Chicago, Illinois(3)
Palmer House Hilton                                        1,639     1988
  Chicago, Illinois(4)
McLean Hilton                                                458     1998
  McLean, Virginia(5)
New Orleans Airport Hilton                                   317     1959
  New Orleans, Louisiana(2)
New York Hilton and Towers                                 2,041     1996
  New York, New York(6)
Waldorf=Astoria                                            1,380     1977
  New York, New York(7)

                                                                     YEAR
                                                      NUMBER OF    ACQUIRED
NAME AND LOCATION                                   ROOMS/SUITES   BY HILTON
--------------------------------------------------  -------------  ---------
Portland Hilton                                              455     1963
  Portland, Oregon
Rye Town Hilton                                              436     1996
  Rye Brook, New York(8)
San Francisco Hilton and Towers                            1,895     1996
  San Francisco, California(9)
Capital Hilton                                               543     1996
  Washington, D.C.(8)
Washington Hilton and Towers                               1,123     1996
  Washington, D.C.(8)
Hilton Garden Inn-Registered Trademark-                      197     1993
  Southfield, Michigan(10)
Hilton Suites                                                224     1991
  Auburn Hills, Michigan
Hilton Suites                                                203     1989
  Brentwood, Tennessee
Hilton Suites                                                230     1989
  Orange, California
Hilton Suites                                                226     1990
  Phoenix, Arizona

---------

 (1) The Company managed the Anchorage Hilton from December 1976 until acquiring the property in February 1997.

 (2) The Atlanta Airport Hilton and Towers and the New Orleans Airport Hilton were closed and demolished in 1986 and, thereafter, rebuilt and reopened in 1989.

 (3) The Company owned a 33% interest in the Chicago Hilton and Towers prior to the acquisition of an additional 50% ownership interest in the property from Prudential in 1996 and the acquisition of Prudential's remaining 17% ownership interest in January 1998.

 (4) The Company owned the Palmer House Hilton from May 1946 to December 1962 and, thereafter, operated the Palmer House Hilton under a lease until acquiring the property in February 1988.

 (5) The Company owned a 7.5% interest in the McLean Hilton until acquiring the remaining 92.5% ownership interest in January 1998.

 (6) The Company has an ownership interest in excess of 99% in the joint venture which owns the New York Hilton and Towers. The Company had a 50% ownership interest in this property prior to the 1996 acquisition of substantially all of Prudential's ownership interest.

 (7) The Company operated the Waldorf=Astoria under a lease from February 1950 until acquiring the property in April 1977.

 (8) The Company had a 50% ownership interest in these properties prior to the acquisition of substantially all of Prudential's ownership interest in such properties in 1996 and the acquisition of the remaining Prudential interest in December 1997.

 (9) The Company had a 50% ownership interest in the San Francisco Hilton and Towers prior to the acquisition of substantially all of Prudential's ownership interest in the property in 1996 and the acquisition of the remaining Prudential interest in January 1998.

(10) The Company managed the Hilton Garden Inn-Registered Trademark- from July 1991 until acquiring the property in July 1993.

    As of February 1, 1998, none of the hotels referenced in the table above had any outstanding mortgage indebtedness, except for (i) the Atlanta Airport Hilton and Towers in the amount of $50 million; and (ii) the New Orleans Airport Hilton in the amount of $32 million.

LEASED HOTELS

    Hilton leases the land upon which seven hotels are located. Upon the expiration of such leases, the buildings and other leasehold improvements presently owned by Hilton revert to the landlords. See "Leases" in the Notes to the Company's Consolidated Financial Statements on page 52 in the Stockholders Report. Hilton, in all cases, owns all furniture and equipment, is responsible for repairs, maintenance, operating expenses and lease rentals, and retains complete managerial discretion over operations. Generally, Hilton pays a percentage rental based on the gross revenue of the facility.

    On February 1, 1998, the following hotels were leased and operated by
Hilton:

                                             NUMBER OF
                                               ROOMS
                                           (YEAR ACQUIRED
          NAME AND LOCATION                  BY HILTON)      EXPIRATION DATE
-------------------------------------  ------------------------------------------------------------------------
O'Hare Hilton                                   858          2018
  Chicago, Illinois(1)                         (1991)

Oakland Airport Hilton                          363          2033
  Oakland, California                          (1970)

Pittsburgh Hilton and Towers                    712          2004, with renewal options aggregating 30 years
  Pittsburgh, Pennsylvania                     (1959)

San Diego Hilton Beach and Tennis               357          2019
  Resort                                       (1965)
  San Diego, California

San Francisco Airport Hilton                    527          1998
  San Francisco, California                    (1959)

Seattle Airport Hilton                          178          2004, with renewal options aggregating 30 years
  Seattle, Washington                          (1961)

Tarrytown Hilton                                236          2003, with renewal options aggregating 40 years
  Tarrytown, New York(2)                       (1993)

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

    During the years ended December 31, 1995, 1996 and 1997, Hilton paid aggregate rentals, primarily consisting of rentals attributable to the properties listed in the above table, of $15 million, $18 million and $27 million, respectively. For information relating to minimum rental commitments in the future, see "Leases" in the Notes to the Company's Consolidated Financial Statements on page 52 in the Stockholders Report.

MANAGED HOTELS

    On February 1, 1998, Hilton operated 25 domestic hotels and nine international hotels under management agreements. Under its standard management arrangement, Hilton operates a hotel for the benefit of its owner, which either owns or leases the hotel and the associated personal property. Hilton's management fee is generally based on a percentage of each hotel's gross revenue plus, in the majority of properties, an incentive fee based on operating performance. The expiration dates of Hilton's management agreements range from 1998 to 2021 and generally contain renewal options ranging from five to 20 years, subject to certain termination rights.

    Under the management agreements, all operating and other expenses are paid by the owner, and Hilton is generally reimbursed for its out-of-pocket expenses. In turn, Hilton's managerial discretion is subject to approval by the owner in certain major areas, including adoption of capital budgets. In some cases, the owner of a managed hotel is a joint venture in which Hilton has an equity interest. In addition, the Company has a right of first refusal to purchase an interest in certain managed hotels. For information relating to Hilton's investment in entities that own managed properties, see "Investments" in the Notes to the Company's Consolidated Financial Statements on pages 43 in the Stockholders Report.

    On February 1, 1998, the following hotels were operated by Hilton under management agreements:

NAME AND LOCATION                      NUMBER OF ROOMS/SUITES
-------------------------------------  ----------------------
DOMESTIC
Anaheim Hilton and Towers                         1,574
  Anaheim, California
Atlanta Hilton and Towers                         1,224
  Atlanta, Georgia
Beverly Hilton                                      581
  Beverly Hills, California
Tamarron Hilton Resort                              282
  Durango, Colorado
Brunswick Hilton and Towers                         405
  East Brunswick, New Jersey(1)
Hilton Hawaiian Village                           2,545
  Honolulu, Hawaii(2)
Long Beach Hilton                                   393
  Long Beach, California
Los Angeles Airport Hilton and Towers             1,234
  Los Angeles, California
Fontainebleau Hilton Resort and                   1,206
  Towers
  Miami, Florida
Miami Airport Hilton and Towers                     500
  Miami, Florida
Minneapolis Hilton and Towers                       821
  Minneapolis, Minnesota
Newark Airport Hilton                               375
  Newark, New Jersey
New Orleans Hilton Riverside and                  1,600
  Towers
  New Orleans, Louisiana(3)
Millenium Hilton                                    561
  New York, New York

NAME AND LOCATION                      NUMBER OF ROOMS/SUITES
-------------------------------------  ----------------------
Turtle Bay Hilton Golf and Tennis                   485
  Resort
  Oahu, Hawaii
Hilton at Walt Disney World Village                 814
  Orlando, Florida
Pasadena Hilton                                     291
  Pasadena, California
The Pointe Hilton Resort on South                   636
  Mountain
  Phoenix, Arizona
The Pointe Hilton Resort at Squaw                   563
  Peak
  Phoenix, Arizona
The Pointe Hilton Resort at Tapatio                 585
  Cliffs
  Phoenix, Arizona
Hilton Palacio del Rio                              481
  San Antonio, Texas
Hilton at Short Hills                               300
  Short Hills, New Jersey(4)
Hilton Waikoloa Village                           1,239
  Waikoloa, Hawaii(5)
Hilton Suites                                       212
  Oakbrook Terrace, Illinois(1)(2)
Hilton Garden                                       152
  Inn-Registered Trademark-
  Valencia, California(5)

INTERNATIONAL

Conrad International Barcelona                      412
  Barcelona, Spain(1)
Conrad International Brussels                       269
  Brussels, Belgium
Conrad International Dublin                         191
  Dublin, Ireland(5)
Conrad International Hong Kong                      509
  Hong Kong, China
Conrad International Hurghada Resort                260
  Hurghada, Egypt
Conrad International Istanbul                       625
  Istanbul, Turkey(1)(5)(6)
Conrad International London                         159
  London, England
Conrad International Sharm El Sheikh                351
  Resort
  Sharm El Sheikh, Egypt
Conrad International Centennial                     508
  Singapore
  Singapore

---------

(1) Hilton has made loans which are currently outstanding to the owners of each of the referenced properties.

(2) Hilton has equity interests of 50% in joint ventures which own each of the referenced properties. See "Investments" in the Notes to the Company's Consolidated Financial Statements on page 43 in the Stockholders Report.

(3) Hilton has a 67.4% equity interest in the joint venture which owns the New Orleans Hilton Riverside and Towers. See "Investments" in the Notes to the Company's Consolidated Financial Statements on page 43 in the Stockholders Report.

(4) In March 1998, the Company acquired a 100% ownership interest in the Hilton at Short Hills.

(5) Hilton has equity interests of less than 50% in entities which own each of the referenced properties. See "Investments" in the Notes to the Company's Consolidated Financial Statements on page 43 in the Stockholders Report.

(6) The Company operated a casino in the Conrad International Istanbul from 1992 until February 1998.

FRANCHISE HOTELS

    Pursuant to franchises granted by the Company through a subsidiary, franchise hotels are operated under the Hilton, Hilton Garden
Inn-Registered Trademark- or Hilton Suites names. The franchise hotels operated under the Hilton name are generally smaller than the full-service hotels operated by the Company, average approximately 250 rooms in size and target the mid-market segment of the hotel industry. Franchise hotels bearing the Hilton Garden Inn-Registered Trademark- name are approximately 90 to 250 rooms in size, utilize a modular design constructed around a courtyard containing an indoor or outdoor swimming pool and target the upper mid-market segment. The Hilton Suites properties operated pursuant to franchise agreements utilize an all-suites design with approximately 200 to 250 suites. In general, Hilton approves the plan for, and the location of, franchise hotels and assists in their design.

    On February 1, 1998, there were 180 franchise hotels, of which 170 were operated under the Hilton name, eight were operated under the Hilton Garden Inn-Registered Trademark- name and two were operated under the Hilton Suites name. In general, franchisees pay Hilton an initial fee based on the number of rooms in a franchise hotel and a continuing fee based on a percentage of the facility's room revenue. Although Hilton does not directly participate in the management or operation of franchise hotels, it conducts periodic inspections to ensure that Hilton's standards are maintained and renders advice with respect to hotel operations.

    The Company has continued its ongoing program of monitoring and improving its franchise operations. The Company added nine franchises to its system in 1997, while two franchise arrangements were terminated. In addition, the Company has received commitments for an additional 51 franchise hotels scheduled to commence operation during the remainder of 1998.

EXPANSION PROGRAM

    Hilton commenced a major expansion of Hilton Garden
Inn-Registered Trademark- properties in 1996. The additional Hilton Garden Inns-Registered Trademark- are anticipated to be primarily newly constructed facilities which will be operated as franchise hotels. At December 31, 1997, the Company had approximately 100 Hilton Garden Inn-Registered Trademark- properties either open, under construction or in development. The Company anticipates that approximately 200 Hilton Garden Inn-Registered Trademark- properties will be either open, under construction or in development by December 31, 2000. In December 1997, Hilton signed an agreement with Chartwell Leisure Inc. to franchise 20 Hilton Garden Inn-Registered Trademark- properties throughout Mexico.

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

    In 1997, the Company commenced several major new capital projects for hotel properties. In July 1997, the Company's Board of Directors approved a renovation of the New York Hilton and Towers, including new restaurants, a state-of-the-art business/conference center, a world-class fitness facility and an exclusive Towers Lounge overlooking New York City. This project is expected to be completed in late 1999. In September 1997, the Company began construction of a new 600-room hotel at the center of Boston's Logan Airport, which is expected to be completed in late 1999.

    The Company seeks to maintain its competitive advantage by consistently improving its hotels through renovation programs. A number of the Company's major properties are commencing renovation programs in 1998, including a 532-room renovation at the Chicago Hilton and Towers, a 164-room renovation at the New Orleans Hilton Riverside and Towers and a 400-room renovation at the O'Hare Hilton. The Waldorf=Astoria plans to renovate 299 guestrooms, including 15 of its Waldorf Towers suites, and upgrade the hotel exterior. The Capital Hilton will begin the renovation of its guest lobby, congressional suite and constitution suite. Also during 1998, the Hilton Hawaiian Village plans to complete the renovation of suites and junior suites at its Diamond Head Tower and begin a 310-room renovation at its Ali'i Tower. The San Francisco Hilton and Towers plans to complete the renovation of seven presidential suites and begin a 185-room renovation.

    The Company has entered into management contracts to operate the following new international hotels, the anticipated opening dates of which are indicated parenthetically: the 633-room Conrad International Cairo in Egypt (early 1999); the 700-room Conrad International Jakarta in Indonesia (1999); and the 400-room Conrad International Bangkok in Thailand (1999). The Company has a 10% equity interest in the Conrad International Cairo, which will feature a 17,000 square foot European-style casino. Future development of international hotels by the Company will be subject to agreements entered into between the Company and Ladbroke in January 1997. Pursuant to such agreements, Ladbroke has been granted rights to future international development using the Conrad brand name and the Company and Ladbroke will have the opportunity to participate in certain of each other's future hotel development focusing primarily upon management contracts and franchises. See "General Information--Recent Developments" and "Hotel Operations--Territorial Restrictions."

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

TERRITORIAL RESTRICTIONS

    Hilton has entered into various agreements which restrict its right to operate hotels in various areas. Pursuant to an agreement entered into at the time of Hilton's distribution on December 1, 1964 to its stockholders of all the issued and outstanding capital stock of HI, as subsequently amended, Hilton was prohibited from operating facilities outside the United States identified as "Hilton" hotels and HI was prohibited from operating facilities within the continental United States identified as "Hilton" hotels. The Company's international hotel and hotel casino operations are conducted under the Conrad International name. See "Hotel Operations--Managed Hotels" and "Gaming Operations--International Hotel Casinos."

    In January 1997, the Company and Ladbroke, the parent company of HI, entered into agreements to form a strategic alliance which reunites the Hilton name. Pursuant to these agreements, the Conrad name has been licensed to HI for future development outside the United States for a period of 20 years. HI has also licensed the Company to develop franchise properties under the Hilton name in Canada, Mexico and the Island of St. John, U.S. Virgin Islands. Subject to the foregoing restrictions as to the use of the "Hilton" name, Hilton and HI can compete in all, and do compete in certain, markets. The computerized reservation system utilized by Hilton and HI provides information as to their respective hotels, if any, in each market. See "General Information--Recent Developments," "Additional Information--Computer Systems" and "Additional Information--Reservation System."

PROPERTY TRANSACTIONS

    Hilton continuously evaluates its property portfolio and intends to dispose of its interests in hotels or properties that, in its opinion, no longer yield an adequate return on investment or conform to Hilton's long range plans. In so doing, the Company expects to maintain a balanced mix of sources of revenue and a favorable return on stockholders' equity.

                               GAMING OPERATIONS

GAMING PROPERTIES

    On February 1, 1998, the following hotel casinos and riverboat casinos were wholly or partially owned and operated by Hilton:

                                                                                                        APPROXIMATE
                                                                         NUMBER OF     YEAR ACQUIRED       CASINO
                          NAME AND LOCATION                            ROOMS/ SUITES     BY HILTON     SQUARE FOOTAGE
---------------------------------------------------------------------  -------------  ---------------  --------------
DOMESTIC HOTEL CASINOS
Bally's Park Place Casino - Resort                                           1,265            1996          155,000
 Atlantic City, New Jersey(1)(2)

The Atlantic City Hilton Casino Resort                                         805            1996           60,000
 Atlantic City, New Jersey(1)(3)

Bally's Las Vegas                                                            2,814            1996           68,000
 Las Vegas, Nevada(1)(4)

Flamingo Hilton-Las Vegas                                                    3,642            1971           93,000
 Las Vegas, Nevada(5)

Las Vegas Hilton                                                             3,174            1971          100,000
 Las Vegas, Nevada(6)

Flamingo Hilton-Laughlin                                                     2,000            1990           58,000
 Laughlin, Nevada(7)

Flamingo Hilton-Reno                                                           604            1981           46,000
 Reno, Nevada(8)

Reno Hilton                                                                  2,001            1992          114,000
 Reno, Nevada(9)

DOMESTIC RIVERBOAT CASINOS

Flamingo Casino-Kansas City                                                 --                1996           30,000
 Kansas City, Missouri

Bally's CasinoiLakeshore Resort                                             --                1996           30,000
 New Orleans, Louisiana(1)(10)(11)

Bally's SalooniGambling HalliHotel                                             238            1996           40,000
 Robinsonville, Mississippi(1)

INTERNATIONAL HOTEL CASINOS

Conrad International Treasury Casino, Brisbane                                 136            1995           65,000
 Brisbane, Queensland, Australia(12)

Conrad Jupiters, Gold Coast                                                    609            1985           70,000
 Gold Coast, Queensland, Australia(12)

Conrad International Punta del Este                                            300            1997           38,000
 Resort and Casino
 Punta del Este, Uruguay(11)(13)

---------

(1) The Company acquired the referenced properties as a result of the Bally Merger in December 1996.

(2) Casino square footage includes 75,000 square feet attributable to The Wild Wild West casino and 8,500 square feet attributable to the race book.

(3) Casino square footage includes 1,500 square feet attributable to the race book.

(4) On February 1, 1998, the Company owned approximately 92% of Bally's Grand, Inc., which owns Bally's Las Vegas. On March 26, 1998, the Company acquired the remaining outstanding interest in Bally's Grand, Inc. See "Item 3. Legal Proceedings." Casino square footage includes 5,000 square feet attributable to the race and sports book.

(5) Casino square footage includes 20,000 square feet attributable to O'Sheas Irish theme casino adjacent to the hotel.

(6) Casino square footage includes 29,000 square feet attributable to the race and sports book and 22,000 square feet attributable to the SpaceQuest casino.

(7) Casino square footage includes 3,000 square feet attributable to the race and sports book.

(8) An extension of the Flamingo Hilton-Reno casino operation is contained in a structure located on an adjacent block with a skywalk connecting it to the main building. This structure is held under four long-term leases or subleases, expiring on various dates from January 2001 to August 2034, including renewal options, all of which may not necessarily be exercised. Casino square footage includes 2,500 square feet attributable to the race and sports book.

(9) Casino square footage includes 12,000 square feet attributable to the race and sports book.

(10) The Company has a 49.9% ownership interest in this property.

(11) The Company has made loans which are currently outstanding to the owners of these properties.

(12) The Company has a 19.9% ownership interest in these properties.

(13) The Company has a 43% ownership interest in this property.

    Each of the gaming properties listed in the above table is wholly owned by the Company, except as referenced therein. With respect to hotel casinos listed in the above table which are partially owned by the Company, see "Hotel Operations--Managed Hotels" for a description of the Company's hotel management agreements.

    Revenues from the Company's casinos are accounted for in accordance with applicable laws and rules and regulations. As is customary in the gaming industry, activities are conducted on a credit as well as a cash basis, in accordance with procedures established and supervised by management. Fluctuations in collecting casino receivables could have a material effect on results of operations of these properties. An allowance is provided for estimated uncollectible casino receivables. Casino receivables aggregated $94 million, subject to an $18 million (approximately 19%) reserve, at December 31, 1995; $106 million, subject to a $30 million (approximately 28%) reserve, at December 31, 1996; and $129 million, subject to a $24 million (approximately 19%) reserve, at December 31, 1997.

NEVADA HOTEL CASINOS

    The Company owns and operates six hotel casinos in the State of Nevada: the Las Vegas Hilton, the Flamingo Hilton-Las Vegas, Bally's Las Vegas, the Flamingo Hilton-Laughlin, the Reno Hilton and the Flamingo Hilton-Reno.

    The Company's Nevada gaming operations reach diverse markets by offering gaming alternatives for premium players, convention visitors, mid-market gamblers and budget-conscious customers. The Las Vegas Hilton is located adjacent to the Las Vegas Convention Center and focuses on upscale individual leisure guests and convention groups. Bally's Las Vegas is located at the "Four Corners" on the Strip in Las Vegas and caters to convention groups and the mid-to upper mid-market, including the group tour and travel segment. Bally's Las Vegas is also serviced by a public monorail which connects to the MGM Grand Hotel and Casino. The Flamingo Hilton-Las Vegas and the Flamingo Hilton-Reno focus primarily on the mid-market, in particular the group tour and travel segment. The Flamingo Hilton-Laughlin targets the budget and mid-market segments. The Reno Hilton focuses primarily on the mid-market, in particular convention groups. Each of these hotel casinos has gaming, convention, dining, shopping, entertainment and, with the exception of the Flamingo Hilton-Reno, indoor and outdoor recreational facilities. A variety of popular entertainment is featured in theaters and lounges at each hotel. The Company also operates a vacation ownership resort adjacent to the Flamingo Hilton-Las Vegas. See "Additional Information-- Vacation Ownership."

    In January 1998, the Company opened "Star Trek: The Experience at the Las Vegas Hilton," which was developed in collaboration with Paramount Parks Inc. ("Paramount"). This 65,000 square foot attraction features a motion based simulation ride, interactive video and virtual reality stations, dining and souvenir shops. The building housing the Star Trek attraction is owned by the Company and leased to Paramount. The attraction is also managed by Paramount. In conjunction with the Star Trek attraction, in November 1997, the Company opened SpaceQuest casino, a themed 22,000 square foot addition at the Las Vegas Hilton. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26 through 35 in the Stockholders Report.

    In 1997, the Company continued to refurbish and expand existing facilities in Nevada to maintain their presence as premier properties in the market. The Las Vegas Hilton renovated approximately 850 guest rooms, remodeled the lobby in conjunction with the Star Trek attraction, rebuilt a new marquee sign, opened new retail stores and a parking garage and upgraded its slot machines and life safety system. The Flamingo Hilton-Las Vegas opened a new restaurant, renovated the casino and showroom entrance, enlarged its casino bar and added a pool bar. Bally's Las Vegas renovated its showroom and upgraded the Jubilee Show and also continued to renovate its life safety and building management systems. The Flamingo Hilton-Laughlin renovated 1,000 guest rooms, installed a riverside dock to accommodate a new boat operation and continued its slot machine replacement program. At the Reno Hilton, the bowling center, guest room suites and restaurant areas were renovated. The Flamingo Hilton-Reno renovated the casino, guest rooms and the gift shop and upgraded slot machines.

    Each of the hotel casinos is open 24 hours a day, seven days a week, for gaming activities. Games operated in these casinos include "21," craps, roulette, "big 6," baccarat, poker, keno and slot and other coin machines. The Las Vegas Hilton's race and sports book is linked by satellite or modem to the casinos at the Flamingo Hilton-Las Vegas, the Flamingo Hilton-Laughlin, the Reno Hilton and the Flamingo Hilton-Reno. Bally's Las Vegas also operates a race and sports book.

    It is impracticable for Hilton's hotel casinos to record the total amount bet in the casinos, although the amount of chips issued for cash and credit is determined regularly. The amount of gaming activity varies significantly from time to time primarily due to general economic conditions, popularity of entertainment in the hotels, and occupancy rates in the hotels and in the Las Vegas, Laughlin and Reno markets. The amount of revenue from gaming operations varies depending upon the amount of gaming activity as well as variations in the odds for different games and the factor of chance. Casino activities are conducted by experienced personnel who are supervised at all times.

    As is the case of any business that extensively involves the handling of cash, gaming operations at the Company's hotel casinos are subject to risk of substantial loss as a result of dishonesty. However, the Company believes that it has reduced such risk, by means of procedures for supervision of employees and other controls, to the fullest extent practicable without impediment to play and within the limits of reasonable costs. Substantially all table games and slot machines can be monitored by remote control television and substantially all slot machines at all six Nevada properties are monitored by computers.

    The Las Vegas Hilton and, to a lesser extent, the Flamingo Hilton-Las Vegas, Bally's Las Vegas, the Flamingo Hilton-Laughlin, the Flamingo Hilton-Reno and the Reno Hilton invite VIP customers to their casinos and may pay for or reimburse the cost of their air transportation and provide them with complimentary rooms, food and beverage. In addition, the Las Vegas Hilton has a special flight program, pursuant to which free air transportation on Company owned or chartered aircraft and complimentary rooms, food and beverage are provided to groups or selected persons. These persons either have established casino credit limits or cash on deposit in the casino and have previously evidenced a willingness to put substantial amounts at risk at the casino. The Las Vegas Hilton hosted 37 special flight programs in 1997, compared to 18 such programs in 1996.

ATLANTIC CITY HOTEL CASINOS

    The Company owns and operates two hotel casinos in Atlantic City, New
Jersey: the 1,265-room Bally's Park Place Casino Resort, which includes The Wild Wild West casino ("Bally's Park Place") and the 805-room Atlantic City Hilton Casino Resort ("The Atlantic City Hilton").

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

    In July 1997, the Company opened its new 75,000 square foot western-themed casino, The Wild Wild West, located on approximately four acres of boardwalk property adjacent to Bally's Park Place. Also in July 1997, The Atlantic City Hilton completed a new 300-room hotel tower, which includes meeting rooms, restaurants and other related amenities. In January 1998, the Company acquired the Atlantic City Country Club in Northfield, New Jersey, which features an 18-hole golf course.

    The Company's Atlantic City properties have gaming, dining, shopping, entertainment, convention and meeting facilities, recreational facilities and parking. A variety of popular entertainment, sports events and production shows are featured at The Atlantic City Hilton. The Atlantic City casinos are open 24 hours a day, seven days a week, for gaming activities, and feature table games and slot machines similar to those offered at the Company's Nevada hotel casinos. Atlantic City casinos do not contain sports books. Revenue and earnings for the Company's Atlantic City casinos peak during the summer, with less favorable operating results in the winter.

    Bally's Park Place focuses on high-end players and the mid-market segment, including the mid- to upper mid-market slot player segment. The Atlantic City Hilton primarily focuses on personalized service for high-end and mid-market casino customers.

RIVERBOAT CASINOS

    The Company manages and owns equity interests in three riverboat casinos operating in the states of Mississippi, Missouri and Louisiana. These riverboat casinos feature table games and slot machines similar to those offered at the Company's hotel casinos in Nevada and New Jersey.

    The Company owns and manages Bally's SalooniGambling HalliHotel, a casino and hotel complex in Robinsonville, Mississippi, near Memphis, Tennessee. In October 1997, the Company acquired the remaining 42% ownership interest in the entity which owned this property. The complex features a dockside casino and an adjacent 30,000 square foot land-based facility which includes entertainment facilities and a restaurant. The Company also owns and operates a 238-room hotel at this complex.

    The Company also owns and manages the Flamingo Casino-Kansas City, a casino complex in Kansas City, Missouri. This wholly-owned complex features a dockside casino and concessions and entertainment facilities. An agreement between Hilton and the Port Authority of Kansas City provides for the Company, subject to certain conditions, to sell 10% of its ownership interest in the complex to locally-based minorities. In November 1997, the Missouri Supreme Court ruled that riverboat casinos operating in man-made basins must meet certain requirements as to contiguity with the Mississippi or Missouri rivers in order to comply with the Missouri constitution. The Missouri Supreme Court's ruling, if made applicable to the Flamingo Casino-Kansas City, could, unless modified by judicial or governmental action or a statewide voter referendum, have a significant adverse effect upon its operations. See "Additional Information--Regulation and Licensing--Missouri Gaming Laws."

    The Company has a 49.9% ownership interest in the entity which owns Bally's CasinoiLakeshore Resort, a riverboat casino facility that operates out of South Shore Harbor on Lake Pontchartrain in Orleans Parish, which is approximately eight miles from the French Quarter of New Orleans.

    From February 1994 through October 1, 1997, the Company operated a riverboat casino located adjacent to the New Orleans Hilton Riverside and Towers. Since January 1996, the Company operated a vessel featuring a 20,000 square foot casino. This vessel is wholly owned by the Company and was leased to a joint venture, of which the Company owns a 50% interest. In October 1996, the Louisiana Gaming Control Board granted the Company's petition to relocate this vessel from New Orleans to Shreveport, Louisiana by October 1, 1997. The Company subsequently abandoned its plans to relocate the facility and, on October 1, 1997, the riverboat casino ceased operations. See "Additional Information--Regulation and Licensing--Louisiana Gaming Laws."

INTERNATIONAL HOTEL CASINOS

    The Company, through Conrad International, manages three international hotel casinos which feature table games and slot machines similar to those offered at the Company's hotel casinos in Nevada and New Jersey.

    In January 1997, the Company commenced casino operations of the Conrad International Punta del Este Resort and Casino in Uruguay. The hotel opened in stages over the latter half of 1997, and features convention facilities, restaurants and related amenities.

    The Company has 19.9% ownership interests in the Conrad Jupiters, Gold Coast and the Conrad International Treasury Casino, Brisbane, both of which are located in Queensland, Australia. The Conrad International Treasury Casino, Brisbane has the exclusive right to conduct casino gaming in Brisbane until 2005.

CASINO WINDSOR

    The Company and another shareholder of Windsor Casino Limited ("WCL") operate the Casino Windsor, an interim 50,000 square foot casino in Windsor, Ontario, Canada. The Company, through

Conrad International, owns a 50% interest in WCL, which operates this property for the Ontario provincial government. In January 1997, WCL redeemed the shareholder interest of its third original shareholder. The Company anticipates that the interim casino will be replaced by a permanent facility in mid 1998, which will include a hotel of approximately 400 rooms, a 75,000 square foot casino and entertainment and meeting facilities.

    The Company also charters a riverboat to the Ontario provincial government to serve as a complementary facility for Casino Windsor. This vessel provides an additional 25,000 square feet of casino space for the property. The riverboat charter expires in June 1998.

EXPANSION PROGRAM

    The Company continues to expand its domestic gaming operations through the development of the 2,900-room Paris Casino-Resort, a new casino resort adjacent to Bally's Las Vegas which will feature an 85,000 square foot casino, 13 restaurants, 130,000 square feet of convention space and a retail shopping complex with a French influence. In addition to a 50-story replica of the Eiffel Tower, the resort will also feature replications of some of Paris' most recognized landmarks, including the Arc de Triomphe, the Paris Opera House, The Louvre and rue de la Paix. The Paris Casino-Resort is scheduled to be completed in the 1999 third quarter.

    In 1998, the Company's Nevada hotel casinos are scheduled to complete additional expansion and renovation programs. The Las Vegas Hilton plans to renovate an additional 850 guest rooms and the casino and sportsbook, expand valet parking and renovate the pool and spa. The Flamingo Hilton-Las Vegas plans to renovate guest rooms and casino areas, upgrade slots and enhance signage and the cooling and information systems. Bally's Las Vegas plans to continue its participation in a joint venture to erect pedestrian bridges over the Strip and Flamingo Road connecting the property to other hotel casinos, and also plans to remodel the ballroom and events center and upgrade elevators. The Flamingo Hilton-Laughlin plans to renovate an additional 1,000 guest rooms, along with the casino and the main level of the property, and continue its slot machine replacement program. At the Reno Hilton, planned improvements include renovation of guest room suites, slot upgrades, additional signage and enhancement of the cooling and information systems. The Flamingo Hilton-Reno plans to continue to renovate guest rooms and upgrade slot machines.

    The Company's Atlantic City, New Jersey hotel casinos are also commencing renovation projects in 1998. Bally's Park Place plans to renovate 500 guest rooms and restaurant areas, expand valet parking capacity and add a new bus terminal. The Atlantic City Hilton plans to renovate the property's previously existing guest rooms to be consistent with the standard of the guest rooms in the new 300-room tower addition.

                             ADDITIONAL INFORMATION

VACATION OWNERSHIP

    Hilton Grand Vacations Company ("HGVC"), which is wholly owned by the Company, currently operates 17 vacation ownership resorts in Florida and one in Nevada. HGVC has developed the first 168 suites of a 420-unit vacation ownership resort adjacent to Sea World in Orlando, Florida, and plans to complete an additional 96 suites in the first quarter of 1999. HGVC is developing a 52-suite vacation ownership resort in the South Beach area of Miami Beach, Florida, through the renovation of historic art deco buildings. This resort is scheduled to open its first 26 suites in fall 1998. HGVC is also developing a 232-suite vacation ownership resort located adjacent to the Las Vegas Hilton. Construction of this 16-story resort will commence in spring 1998, with opening scheduled for summer 1999. HGVC is actively seeking new management, development and acquisition opportunities in other destination resort locations.

DESIGN AND FURNISHING SERVICES

    Hilton, through its wholly owned subsidiary, Hilton Equipment Corporation, and through its hotels division, provides design and furnishing services and purchases and distributes furniture, furnishings, equipment and supplies to the Company's hotels and hotel casinos and to hotels owned and operated by others. The revenues of this operation depend primarily on the number of new hotels operated or franchised by Hilton and on refurbishing and remodeling of existing Hilton hotels. Pursuant to an agreement between Hilton and Electronic Data Systems Corporation ("EDS"), EDS provides certain purchasing and distribution services on behalf of Hilton Equipment Corporation under a fee arrangement.

COMPUTER SYSTEMS

    In April 1997, Hilton acquired the remaining 50% ownership interest in Compass Computer Services, Inc. ("Compass"), which operates a computerized reservation system for, among other things, hotel reservations. This system also provides Hilton with certain statistical data and registration packets. Compass is managed by Litton Computer Services.

RESERVATION SYSTEM

    The Compass computerized reservation system is presently utilized by Hilton Reservations Worldwide, LLC ("HRW"), the operator of a worldwide reservation system for hotels owned, operated or franchised by Hilton, HI, their affiliates and others. Hilton and HI each own a 50% interest in HRW. Pursuant to agreements entered into in January 1997 between the Company and Ladbroke, the parent corporation of HI, the companies formed HRW to operate an updated computerized reservation system. The new computerized reservation system, which will replace the existing system, is expected to commence operation in late 1998. See "General Information--Recent Developments."

MARKETING

    The Company's diversified hotel and gaming segments offer multiple product lines to a broad range of customers in many geographic markets. The Company's hotel portfolio includes large urban hotels, airport hotels, suburban/suite hotels and resorts. The gaming segment, with its major presence in Las Vegas and Atlantic City, attracts premium players, convention visitors, mid-market gamblers and budget-conscious customers.

    Hotel occupancy at Hilton's metropolitan and airport properties is primarily derived from the convention and meeting market and the business traveler market (businesspersons traveling as individuals or in small groups). Hotel occupancy at the Company's resort properties is primarily derived from the tour and leisure market (tourists traveling either as individuals or in groups) and the convention and meeting market. Hotel occupancy at the Company's hotel casinos is primarily derived from the convention and meeting market, the tour and leisure market and junket and VIP programs. As indicated under "Business Risks" below, these sources of business are sensitive to general economic and other conditions. In addition, the Company participates in certain joint marketing programs with business partners in the airline, car rental and cruise line industries. The Company believes that its recent alliance with Ladbroke (which currently owns the rights to the Hilton name outside the U.S.) will improve the performance of the Company's operations as its properties benefit from the worldwide integration of the Hilton brand, reservation systems, marketing programs and sales organizations. See "General Information--Recent Developments."

BUSINESS RISKS

    In 1997, the Company was able to increase average room rates for its owned, leased or managed hotels and hotel casinos by eight percent and nine percent, respectively, over 1996. The Company's future operating results could be adversely impacted by industry overcapacity and weak demand, which could restrict the Company's ability to raise room rates to keep pace with the rate of inflation. The Company's business could also be adversely affected by increases in transportation and fuel costs or sustained recessionary periods. The operating results for the Company's hotel casinos can be volatile depending upon the table game play of premium players, particularly at the Las Vegas Hilton. However, the Company believes that its implementation of new casino marketing and entertainment strategies and the opening of the Star Trek attraction and the SpaceQuest casino will broaden the Las Vegas Hilton's customer base and create additional mid-level play.

    Hilton's occupancy ratios are affected by general economic conditions, as well as by competition, work stoppages and other factors affecting particular properties. Occupancy ratios at the Company's hotels could also be adversely impacted by a decrease in travel resulting from fluctuations in the worldwide economy and by excess industry capacity.

COMPETITION

    The Company seeks to maintain the diversity and balance of its lodging and gaming businesses while expanding both domestically and internationally. The Company intends to improve and expand its core businesses by leveraging its strong brand names, maximizing operating efficiencies, expanding and enhancing properties and acquiring or developing properties as appropriate.

    Hilton is one of the largest operators of full-service hotels located within the United States. Competition from other hotels, motels and inns, including facilities owned by local interests and facilities owned by national and international chains, is vigorous in all areas in which Hilton operates its facilities. The Company's hotels also compete generally with facilities offering similar services and located in cities and other locations where the Company's hotels are not present. The Company's precise competitive position in most areas in which its hotels are located cannot be determined from the information and data available to Hilton.

    To the extent that hotel capacity is expanded by others in a city where a Hilton hotel is located, competition will increase. The completion of a number of room expansion projects and the opening of new hotel casinos led to a six percent increase in hotel capacity in Las Vegas in 1997 compared to 1996, thereby increasing competition in all segments of the Las Vegas market. Certain of the Company's competitors have also announced, or are developing, new casino projects in Las Vegas and Atlantic City which, if completed, will add significant casino space and hotel rooms to these markets. Such new capacity additions to the Las Vegas and Atlantic City markets could adversely impact the Company's gaming income. The business of Hilton's Nevada hotel casinos might also be adversely affected if gaming operations of the type conducted in Nevada were to be permitted under the laws of other states, particularly California. Similarly, legalization of gaming operations in any jurisdiction located near Atlantic City, New Jersey, or the establishment of new large scale gaming operations on nearby Native American tribal lands, could adversely affect the Company's Atlantic City hotel casinos. The expansion of riverboat gaming or casino gaming on Native American tribal lands could also impact the Company's gaming operations.

STATISTICAL DATA

    The following table sets forth certain statistical information as of and for the year ended December 31, 1997, with respect to the Company's properties:

                                                           PROPERTIES      ROOMS     OCCUPANCY    ROOM RATE    REVPAR(1)
                                                          -------------  ---------  -----------  -----------  -----------
Owned and managed hotels:
  Domestic
    Pacific/Mountain....................................           22       15,382        74.6       138.66       103.40
    North Central.......................................            7        5,494        76.3       132.13       100.82
    South Central.......................................            4        2,601        76.3       128.35        97.89
    New England/Middle Atlantic.........................            9        6,446        78.9       187.12       147.61
    South Atlantic......................................            8        6,371        71.5       133.19        95.17
  International.........................................            9        3,284        67.8       152.28       103.19
                                                                  ---    ---------  -----------  -----------  -----------
  Total.................................................           59       39,578        74.6       145.33       108.42
                                                                  ---    ---------  -----------  -----------  -----------
                                                                  ---    ---------  -----------  -----------  -----------
Franchised hotels.......................................          180       45,092        70.0        90.91        63.67
                                                                  ---    ---------  -----------  -----------  -----------
                                                                  ---    ---------  -----------  -----------  -----------
Owned and managed hotel casinos.........................           12       17,590        85.8        78.81        67.62
                                                                  ---    ---------  -----------  -----------  -----------
                                                                  ---    ---------  -----------  -----------  -----------

---------

(1) Revpar is equal to rooms revenue divided by available rooms.

    For additional information regarding the Company's properties, number of available rooms and occupancy ratios, see the Five Year Summary on page 55 in the Stockholders Report.

YEAR 2000

    The Company has developed preliminary plans to address the possible exposures related to the impact on its computer systems of the year 2000. Key financial, information and operational systems are being assessed and preliminary plans have been developed to address system modifications required by December 31, 1999. The financial impact of making the required systems changes is not expected to be material to the Company's financial position or results of operations.

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

    Bally received notice from the current landowner of a prior Bally facility in Chicago, Illinois that the landowner may seek to recover past and future costs of investigating and remediating alleged soil and groundwater contamination at the facility. The Company does not believe that Bally's prior operations at the site have contributed to the alleged contamination; as a result, if the current landowner pursues its claim, the Company expects to vigorously defend against the claim. The Company cannot at this time estimate the potential costs of investigation or cleanup, if any, however, based on currently available information, the Company believes that any such costs would be shared by several parties and, in any event, the cost estimates provided to date indicate that any such liability would not have a material adverse effect on the Company's results of operations or financial condition.

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

    Each subsidiary of the Company that operates a casino in Nevada (individually, a "Corporate Licensee" and collectively, the "Corporate Licensees") is required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is required to be registered by the Nevada Commission as a publicly-traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, a Corporate Licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and the Corporate Licensees have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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

    If it were determined that the Nevada Act was violated by a Corporate Licensee, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Corporate Licensee, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate a Corporate Licensee's gaming establishment and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the gaming establishment) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license of a Corporate Licensee or the appointment of a supervisor could (and revocation of any gaming license would) have a material adverse effect on the Company's gaming operations.

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

    The Nevada Act requires any person who acquires a beneficial ownership of more than 5% of Company Voting Securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of Company Voting Securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires beneficial ownership of more than 10%, but not more than 15%, of Company Voting Securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds Company Voting Securities for investment purposes only. An institutional investor shall not be deemed to hold Company Voting Securities for investment purposes unless Company Voting Securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Board of Directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding Company Voting Securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, polices or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of Company Voting Securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation. Barron Hilton, the Company's largest stockholder, has been found suitable as a controlling stockholder of the Company.

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

    The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On September 25, 1997, the Nevada Commission granted the Company prior approval to make public offerings for a period of two years, subject to certain conditions (the "Shelf Approval"). The Shelf Approval also applies to any affiliated company wholly owned by the Company (an "Affiliate") which is a publicly-traded corporation or would thereby become a publicly-traded corporation pursuant to a public offering. The Shelf Approval also includes approval for the Corporate Licensees to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations issued by, the Company or an Affiliate in a public offering under the Shelf Registration. The Shelf Approval, however, may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval of the Nevada Gaming Authorities as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered thereby. Any representation to the contrary is unlawful.

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

    License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Corporate Licensees' respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling or serving of food or refreshments or the selling of merchandise. Nevada Corporate Licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license also pay certain fees and taxes to the State of Nevada.

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

    The New Jersey Commission has broad discretion with regard to the issuance, renewal and revocation or suspension of casino licenses. A casino license is not transferable, is issued for a term of up to one year for the first two renewals and thereafter for a term of up to four years (subject to discretionary reopening of the licensing hearing by the New Jersey Commission at any time), and must be renewed by filing an application which shall be acted on by the New Jersey Commission prior to the expiration of the license in force. At any time, upon a finding of disqualification or noncompliance, the New Jersey Commission may revoke or suspend a license or impose fines or other penalties.

    The New Jersey Act imposes certain restrictions on the ownership and transfer of securities issued by a corporation that holds a casino license or is deemed a holding company, intermediary company, subsidiary or entity qualifier (each, an "affiliate") of a casino licensee. "Security" is defined by the New Jersey Act to include instruments that evidence either a beneficial ownership in an entity (such as common stock or preferred stock) or a creditor interest in an entity (such as a bond, note or mortgage). Pursuant to the New Jersey Act, the corporate charter of a publicly-traded affiliate of a casino licensee must require that a holder of the company's securities dispose of such securities if the holder's continued interest would result in the company or any other affiliate being no longer qualified to continue as a casino licensee under the New Jersey Act. The corporate charter of a casino licensee or any privately held affiliate of the licensee must: (i) establish the right of prior approval by the New Jersey Commission with regard to a transfer of any security in the company and (ii) create the absolute right of the company to repurchase at the market price or purchase price, whichever is less, any security in the company in the event the New Jersey Commission disapproves a transfer of such security under the New Jersey Act. The corporate charter of the Company has been approved by the New Jersey Commission. The corporate charter of the Company's subsidiaries that operate Bally's Park Place and the Atlantic City Hilton and the charters of their privately held affiliates conform to the New Jersey Act's requirements described above for privately held companies.

    If the New Jersey Commission finds that an individual owner or holder of securities of a corporate licensee or an affiliate of such corporate licensee is not qualified under the New Jersey Act, the New Jersey Commission may propose remedial action. The New Jersey Commission may require divestiture of the securities held by any disqualified holder who is required to be qualified under the New Jersey Act (e.g., officers, directors, security holders and key casino and other employees). In the event that disqualified persons fail to divest themselves of such securities, the New Jersey Commission may revoke or suspend the license. However, if an affiliate of a casino licensee is a publicly-traded company and the New Jersey Commission makes a finding of disqualification with respect to any holder of any security thereof who is required to be qualified, and the New Jersey Commission also finds that: (i) such company has complied with aforesaid charter provisions; (ii) such company has made a good faith effort, including the prosecution of all legal remedies, to comply with any order of the New Jersey Commission requiring the divestiture of the security interest held by the disqualified holder; and (iii) such disqualified holder does not have the ability to control the corporate licensee or the affiliate, or to elect one or more members of the board of directors of such affiliate, the New Jersey Commission will not take action against the casino licensee or its affiliate with respect to the continued ownership of the security interest by the disqualified holder.

    For purposes of the New Jersey Act, a security holder is presumed to have the ability to control a publicly-traded corporation, or to elect one or more members of its board of directors, and thus require qualification, if such holder owns or beneficially holds 5% or more of any class of the equity securities of such corporation, unless such presumption of control or ability to elect is rebutted by clear and convincing evidence. An "institutional investor," as that term is defined under the New Jersey Act, is entitled to a waiver of qualification if it holds less than 10% of any class of the equity securities of a publicly-traded holding or intermediary company of a casino licensee and: (i) the holdings were purchased for investment purposes only; (ii) there is no cause to believe the institutional investor may be found unqualified; and (iii) upon request by the New Jersey Commission, the institutional investor files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its other affiliates. The New Jersey Commission may grant a waiver of qualification to an institutional investor holding 10% or more of such securities upon a showing of good cause and if the conditions specified above are met.

    With respect to debt securities, the New Jersey Commission generally requires a person holding 15% or more of a debt issue of a publicly-traded affiliate of a casino licensee to qualify as a "financial source" where the use of the proceeds from the debt issue is related in any way to the financing of the casino licensee. There can be no assurance that the New Jersey Commission will continue to apply the 15% threshold, and the New Jersey Commission could at any time establish a lower threshold for qualification. An exception to the qualification requirement is made for institutional investors, in which case the institutional holder is entitled to a waiver of qualification if the holder's position in the aggregate is less than 20% of the total outstanding debt of the affiliate and less than 50% of any outstanding publicly-traded issue of such debt, and if the conditions specified in the above paragraph are met. As with equity securities, a waiver of qualification may be granted to institutional investors holding larger positions upon a showing of good cause and if all conditions specified in the above paragraph are met.

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

    If a casino license was not renewed, was suspended for more than 120 days or was revoked, the New Jersey Commission could appoint a conservator. The conservator would be charged with the duty of conserving and preserving the assets so acquired and continuing the operation of the hotel and casino of a suspended licensee or with operating and disposing of the hotel casino facilities of a former licensee. Such suspended licensee or former licensee, however, would be entitled only to a fair return on its investment, to be determined under New Jersey law, with any excess to go to the State of New Jersey, if so directed by the New Jersey Commission. Suspension or revocation of any licenses or the appointment of a conservator by the New Jersey Commission would have a material adverse effect on the businesses of the Company's Atlantic City hotel casinos.

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

    The applicant, its officers, directors, key personnel, partners and persons holding a 5% or greater interest in the holder of a gaming license are required to be found suitable by the Board. The Board may, in its discretion, also review the suitability of other security holders of, or persons affiliated with, a licensee. This finding of suitability requires the filing of an extensive application to the Board disclosing personal, financial, criminal, business and other information. On March 24, 1994, the Board's predecessor issued a riverboat gaming license to Belle of Orleans, L.L.C., a limited liability company of which the Company owns a 49.9% interest. Belle of Orleans, L.L.C. commenced riverboat gaming operations in New Orleans on July 9, 1995. On October 13, 1993, the Board's predecessor issued a riverboat gaming license to the Queen of New Orleans, a joint venture of which the Company owns a 50% interest. The Queen of New Orleans joint venture conducted riverboat gaming operations in New Orleans from February 10, 1994 until October 1, 1997.

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

    If a security holder of a licensee is found unsuitable, it will be unlawful for the security holder to (i) receive any dividend or interest with regard to the securities; (ii) exercise, directly or indirectly, any rights conferred by the securities; or (iii) receive any remuneration from the licensee for services rendered or otherwise. The Board may impose similar approval requirements on holders of securities of any intermediary or holding company of the licensee, but may waive those requirements with respect to holders of publicly-traded securities of intermediary and holding companies if such holders do not have the ability to control the publicly-traded corporation or elect one or more directors thereof.

    On April 19, 1996, the Louisiana legislature approved legislation mandating statewide local elections on a parish-by-parish basis to determine whether to prohibit or continue to permit three individual types of gaming. On November 5, 1996, Louisiana voters determined whether each of the following types of gaming would be prohibited or permitted in the following described Louisiana parishes:
(i) the operation of video draw poker devices in each parish; (ii) the conduct of riverboat gaming in each parish that is contiguous to a statutorily designated river or waterway; or (iii) the conduct of land-based casino gaming operations in Orleans Parish. In Orleans Parish, where the Company's riverboat casino currently operates, a majority of the voters elected to continue to permit the three types of gaming described above. The current legislation does not provide for any moratorium on future local elections on gaming. Further, the current legislation does not provide for any moratorium that must expire before future local elections on gaming could be mandated or allowed. In addition, a change of berth by a licensee would require voter approval in the parish in which the new berth is located.

    On October 11, 1996, the Board granted the Company's petition to relocate the Queen of New Orleans riverboat casino from New Orleans to the City of Shreveport by October 1, 1997. The Company subsequently abandoned its plans to relocate the facility and, on October 1, 1997, the riverboat casino ceased operations. The Company is negotiating with the City of New Orleans and its partner with respect to certain obligations related to the closure of this riverboat casino. The Company has filed a petition with the Board for approval to transfer its interest in the Queen of New Orleans joint venture.

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

    Mississippi statutes and regulations give the Mississippi Gaming Commission the discretion to require a suitability finding with respect to any person or entity who acquires any security of an owner and operator of casino gaming facilities in Mississippi, regardless of the percentage of ownership. The current policy of the Mississippi Gaming Commission is to require any person or entity acquiring 5% or more of any voting securities of a public company with a licensed subsidiary or private company licensee to be found suitable. If the owner of voting securities who is required to be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation. The sale of alcoholic beverages by the Company is subject to licensing, control and regulation by the Alcoholic Beverage Control Division ("ABC") of the Mississippi State Tax Commission. An ABC license is revocable and is not transferable. The ABC of the Mississippi State Tax Commission has full power to limit, condition, suspend or revoke any such license.

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

    The MGL extensively regulates owning and operating riverboat gaming facilities in Missouri. Generally, a licensed company and its officers, directors, employees, related subsidiaries and significant shareholders are subject to such extensive regulation. The initial license and first subsequent license renewal for an excursion gambling boat operator generally is for a period of one year. The MGC, however, may reopen license hearings and may terminate a license or impose additional regulations upon a licensee at any time during the term of a license. In addition to the owner's license and operator's license for the riverboat, individuals participating in gaming operations are required to obtain an occupational license from the MGC. Applicants and licensees are responsible for keeping the application and any requested materials current, and this responsibility continues throughout any period of licensure. In addition, Missouri has extensive licensing disclosure requirements. In October 1996, the MGC granted a riverboat gaming license to the Flamingo Hilton Riverboat Casino, L.P., a limited partnership wholly owned by the

Company. In September 1997, the MGC approved the Company's license renewal application extending the riverboat gaming license for an additional one year period, subject to certain conditions.

    In November 1997, the Missouri Supreme Court ruled in AKIN, ET AL. V. MISSOURI GAMING COMMISSION, ET AL. that riverboat casinos operating in man-made basins must meet certain requirements as to contiguity with the Mississippi or Missouri rivers in order to comply with the Missouri constitution. The Company was not a party to AKIN, which has been dismissed. The Company and other similarly situated riverboat casinos have filed lawsuits against the MGC relating to these requirements as to contiguity. In January 1998, the Missouri Circuit Court in Cole County issued a writ prohibiting the MGC from initiating a proposed disciplinary proceeding against riverboat casinos operating in man-made basins. The MGC has appealed this ruling to the Missouri Supreme Court. If it is determined that the AKIN ruling is applicable to the Company's Kansas City, Missouri riverboat casino and similarly situated riverboat casinos, the Company's Kansas City gaming operations could be significantly adversely affected.

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

    QUEENSLAND GAMING LAWS. Queensland, Australia, like the jurisdictions discussed above, has comprehensive laws and regulations governing the conduct of casino gaming. All persons connected with the ownership and operation of a casino, including the Company, its subsidiary that manages the Conrad Jupiters, Gold Coast and the Conrad International Treasury Casino, Brisbane and certain of their principal stockholders, directors and officers, must be found suitable and licensed. A casino license once issued remains in force until surrendered or cancelled. Queensland law defines the grounds for cancellation and, in such event, an administrator may be appointed to assume control of the hotel casino complex. The Queensland authorities have conducted an investigation of, and have found suitable, the Company and its subsidiary.

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

EMPLOYEES

    At February 1, 1998, Hilton employed approximately 61,000 persons, of whom approximately 26,000 were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Hilton believes that the aggregate compensation benefits and working conditions afforded its employees compare favorably with those received by employees in the hotel and gaming industries generally. Although strikes of short duration have from time to time occurred at certain of Hilton's facilities, Hilton believes its employee relations are satisfactory.

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

    Hotels and hotel casinos owned and operated, leased and managed by Hilton are briefly described under "Item 1" and, in particular, under the captions "Hotel Operations" and "Gaming Operations." In addition, contemplated additions to, and major refurbishing and remodeling of, existing properties and new hotels and casinos presently under construction that will be operated by Hilton are briefly described under the captions "Hotel Operations--Expansion Program" and "Gaming Operations--Expansion Program" under "Item 1."

ITEM 3.  LEGAL PROCEEDINGS

    BALLY MERGER LITIGATION

    A purported class action against Bally, its directors and Hilton was commenced in August 1996 under the caption PARNES V. BALLY ENTERTAINMENT CORPORATION, ET AL. in the Court of Chancery of the State of Delaware, New Castle County. The plaintiff alleged breaches of fiduciary duty in connection with the Bally Merger, including allegedly illegal payments to Arthur M. Goldberg purportedly denying Bally shareholders other than Mr. Goldberg an opportunity to sell their shares to Hilton or any other bidder at the best possible price. In the complaint, the plaintiff sought, among other things: (i) an order enjoining the Bally Merger; (ii) an award of damages in an unspecified amount; (iii) an order requiring Mr. Goldberg to disgorge his profits; and (iv) an award of attorneys' fees and expenses. In orders dated May 13, 1997 and February 3, 1998, this litigation was dismissed. Plaintiff has appealed this dismissal to the Delaware Supreme Court.

    Two other purported class actions relating to the Bally Merger were brought against Bally and its directors, one commenced in April 1996 under the caption KINDER V. BRUNET, ET AL. and the other commenced in June 1996 under the caption LORD V. BRUNET, ET AL., in the Court of Chancery of the State of Delaware, New Castle County. These actions were virtually identical, and the plaintiffs also alleged breaches of fiduciary duty in connection with the Bally Merger. In the complaint, the plaintiffs sought, among other things: (i) a declaration that defendants breached their fiduciary duties; (ii) an order requiring defendants to act in accordance with their fiduciary duties in order to maximize the value obtained for Bally's shareholders; (iii) an award of damages in an unspecified amount; and (iv) an award of expenses, including attorneys' fees. On February 27, 1998, these actions were dismissed by stipulation of the parties with the approval of the court.

    BALLY'S GRAND LITIGATION

    On June 13, 1997, Bally's Grand, Inc. ("BGI") announced that it had reached an agreement to settle the IN RE: BALLY'S GRAND, INC. SHAREHOLDERS LITIGATION. This litigation involved two derivative actions purportedly brought on behalf of BGI against its directors and Bally, one commenced in October 1995 and the other in September 1996, which were consolidated under the caption IN RE: BALLY'S GRAND DERIVATIVE LITIGATION in the Court of Chancery of the State of Delaware, New Castle County. A third derivative action purportedly brought on behalf of BGI against its directors, Bally, Hilton and Bally's Grand Management Co., Inc., a wholly owned subsidiary of Bally ("BGM"), was commenced in November 1996 under the caption TOWER INVESTMENT GROUP, INC., ET AL. V. BALLY'S GRAND, INC., ET AL. in the Court of Chancery of the State of Delaware, New Castle County. This action was consolidated with the original consolidated action under the caption IN RE: BALLY'S GRAND, INC. SHAREHOLDERS LITIGATION. Plaintiffs alleged breaches of fiduciary duty and waste of corporate assets in connection with certain actions, including the sale by BGI to Bally of the capital stock of BGI's subsidiary that owns the land and development rights with respect to the Paris Casino-Resort in Las Vegas (the "Paris Transaction"), alleged improper delegation of duties by BGI's board of directors by virtue of a management agreement (the "Management Agreement") between BGI and BGM, BGM's designation pursuant to the Management Agreement of recipients awarded BGI stock options and stock repurchases by BGI and Bally. Plaintiffs also alleged fraud, willful misconduct or gross negligence by Bally and BGM in connection with the Management Agreement, purchases of BGI stock by Bally while in possession of material inside information concerning BGI's earnings, violation of Delaware law by BGI's directors and Bally in connection with the Paris Transaction and aiding and abetting by Hilton of the breaches of fiduciary duty and waste of corporate assets by BGI's directors and Bally. The plaintiffs sought, among other things:
(i) rescission of the Paris Transaction; (ii) termination of the Management Agreement; (iii) appointment of a custodian to manage BGI's affairs; (iv) disgorgement by defendants of payments and profits earned as a result of the transactions complained of; (v) compensatory damages; and (vi) costs and expenses, including reasonable attorneys' fees.

    Prior to the settlement, Hilton indirectly owned approximately 84% of the common stock of BGI and public shareholders owned the remaining 16%. Under the terms of the settlement, BGI repurchased 966,747 shares of its common stock and 102,698 warrants to purchase shares of its common stock from certain plaintiffs at a price of $52.75 per share in cash for the common stock and $52.75 less the exercise price per warrant in cash for the warrants. Following such repurchases, Hilton indirectly owned in excess of 90% of the outstanding common stock of BGI.

    On October 9, 1997, Hilton received court approval of the settlement agreement. Pursuant to the settlement agreement, on March 26, 1998, a Hilton subsidiary merged into BGI, and the remaining outstanding shares of BGI common stock not owned by Hilton were converted into the right to receive $52.75 (less $1.38 in attorneys' fees) per share in cash, and the remaining outstanding warrants to purchase BGI common stock not owned by Hilton were converted into the right to receive the difference between $52.75 (less $1.38 in attorneys' fees) and the exercise price per warrant in cash. The total amount payable to holders of BGI common stock and warrants in the merger aggregated approximately $43 million. Holders of BGI common stock are entitled to appraisal rights under Delaware law in connection with such merger.

    BALLY ENTERTAINMENT LITIGATION

    Several purported derivative actions against Bally and certain of its former directors, including Arthur M. Goldberg, originally filed in December 1990 and January 1991, were consolidated under the caption IN RE: BALLY MANUFACTURING CORPORATION SHAREHOLDERS LITIGATION in the Court of Chancery of the State of Delaware, New Castle County. The consolidated complaint alleged, among other things: breach of fiduciary duty, corporate mismanagement and waste of corporate assets in connection with certain actions including, among other things, payment of compensation, certain acquisitions by Bally, the dissemination of allegedly materially false and misleading information, the restructuring of Bally's debt, and a subsidiary's allegedly discriminatory practices. The plaintiffs sought, among other things: (i) injunctions against payment of certain termination compensation benefits and implementation of the restructuring plan; (ii) rescission of consummated transactions and a declaration that the complained of transactions are null and void; (iii) an accounting by individual defendants of damages to Bally and benefits received by such defendants; (iv) the appointment of a representative to negotiate on behalf of the former Bally stockholders in connection with any restructuring; and (v) costs and disbursements, including a reasonable allowance for the fees and expenses of plaintiff's attorneys, accountants and experts. On November 6, 1997, this litigation was dismissed by stipulation of the parties with the approval of the court.

    In management's opinion, disposition of pending litigation against the Company, including the litigation described above, is not expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth certain information with respect to the executive officers of the Company:

                                                POSITIONS AND OFFICES
NAME                                              WITH THE COMPANY                             AGE
-------------------------  ---------------------------------------------------------------  ---------
Barron Hilton              Chairman of the Board, and previously served as Chief Executive     70
                           Officer until February 1996, and President until February 1993

Stephen F. Bollenbach      President and Chief Executive Officer since February 1996           55

Thomas E. Gallagher        Executive Vice President and General Counsel since July 1997        53

Arthur M. Goldberg         Executive Vice President and President--Gaming Operations since     56
                           December 1996

Matthew J. Hart            Executive Vice President and Chief Financial Officer since May      45
                           1996

Dieter H. Huckestein       Executive Vice President and President--Hotel Operations since      54
                           May 1994, and Senior Vice President-- Hawaii/California/Arizona
                           Region until May 1994

    Unless otherwise noted in the table, all positions and offices with the Company indicated have been continuously held since January 1993. The executive officers are responsible for all major policy making functions and all other corporate and divisional officers are responsible to, and are under the supervision of, the executive officers. None of the above named executive officers are related.

    All of the above named executive officers are directors of the Company, except for Messrs. Gallagher and Hart. Prior to joining Hilton, Mr. Gallagher served as President and Chief Executive Officer of The Griffin Group, Inc. since April 1992, and was a partner with the law firm of Gibson, Dunn & Crutcher until April 1992. During 1995 and 1996, Mr. Gallagher also served as President and Chief Executive Officer of Griffin Gaming & Entertainment, Inc. (formerly Resorts International, Inc.). Prior to joining Hilton, Mr. Hart served as Senior Vice President and Treasurer of The Walt Disney Company since October 1995, and as Executive Vice President and Chief Financial Officer of Host Marriott Corporation until October 1995.

    Additional information for directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement to be used in connection with its annual meeting of stockholders scheduled to be held on May 7, 1998 (the "Proxy Statement"). Reference is expressly made to the Proxy Statement for the specific information incorporated herein by the aforesaid reference. See "Cover Page-- Documents Incorporated by Reference."

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock and PRIDES are listed on the New York and Pacific Stock Exchanges and are traded under the symbols "HLT" and "HLT PR," respectively. Information regarding sales prices, dividend payments and record holders with respect to the Company's Common Stock is set forth under "Supplementary Financial Information" in the Notes to the Company's Consolidated Financial Statements on page 54 in the Stockholders Report, which information is incorporated herein by reference.

    On July 14, 1988, Hilton adopted a Preferred Share Purchase Rights Plan ("Plan") and declared a dividend distribution of one Preferred Share Purchase Right ("Rights") on each outstanding share of Hilton Common Stock. The Rights are transferable only with the Common Stock until they become exercisable. The Plan expires on July 25, 1998, unless it is extended or the Rights have been terminated, exercised or redeemed.

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

    The full text of the Plan has been filed as Exhibit 4.8 hereto, and the foregoing summary is qualified in its entirety by reference to Exhibit 4.8.

ITEM 6.  SELECTED FINANCIAL DATA

    See the Five Year Summary on page 55 in the Stockholders Report and "Segments of Business" in the Notes to the Company's Consolidated Financial Statements on pages 51 and 52 in the Stockholders Report.

    The ratio of earnings to fixed charges for the five years ended December 31, 1997 is as follows: 1997 - 3.1 to 1; 1996 - 3.3 to 1; 1995 - 3.2 to 1; 1994 -
2.8 to 1; and 1993 - 2.7 to 1. The ratio of earnings to combined fixed charges and preferred stock dividends for the five years ended December 31, 1997 is as follows: 1997 - 2.8 to 1; 1996 - 3.3 to 1; 1995 - 3.2 to
1; 1994 - 2.8 to 1; and 1993 - 2.7 to 1. The computation of the aforesaid ratios is set forth in Exhibit 12 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    See pages 26 through 35 in the Stockholders Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and supplemental information required by this Item are contained in the Stockholders Report on the pages indicated, which information is incorporated herein by reference.

                                                                                            PAGE
                                                                                            -----
Consolidated statements of income for
  the three years ended December 31, 1997..............................................          36
Consolidated balance sheets as of December 31, 1997 and 1996...........................          37
Consolidated statements of cash flow for
  the three years ended December 31, 1997..............................................          38
Consolidated statements of stockholders' equity for
  the three years ended December 31, 1997..............................................          39
Notes to consolidated financial statements.............................................          40
Report of independent public accountants...............................................          53
Segment data for the five years ended December 31, 1997
  contained in the Five Year Summary...................................................          55

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) INDEX TO FINANCIAL STATEMENTS

    1.  Financial Statements:

            The index to consolidated financial statements and supplementary data is set forth under Item 8 on page 34 hereof.

    2.  Financial Statement Schedules:

                                                                                            PAGE
                                                                                            -----
Report of Independent Public Accountants...............................................          36
Schedule II--Valuation and Qualifying Accounts.........................................          37

    All other schedules are inapplicable or the required information is included elsewhere herein.

(B) REPORTS ON FORM 8-K

    The Company filed a Current Report on Form 8-K, dated December 17, 1997, under the caption "Item 5. Other Events." This filing reported the sale of $200 million of 7.20% Senior Notes due 2009 and $200 million of 7.50% Senior Notes due 2017, the announcement by the Company of certain non-recurring charges in the fourth quarter of 1997 and the extension by the Company's Board of Directors of the prior authorization for repurchases by the Company of its Common Stock.

(C) EXHIBITS

    Reference is made to the Index to Exhibits immediately preceding the exhibits hereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULE

To Hilton Hotels Corporation:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Hilton Hotels Corporation and subsidiaries included in the Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 2, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule II to consolidated financial statements as shown on page 37 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The supplemental schedule to the consolidated financial statements has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Los Angeles, California
February 2, 1998

                   HILTON HOTELS CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN MILLIONS)

                                                                                         CHARGED
                                                              BALANCE AT   CHARGED TO   (CREDITED)                        BALANCE AT
                                                              BEGINNING    COSTS AND     TO OTHER                           END OF
                                                              OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   OTHER     PERIOD
                                                              ----------   ----------   ----------   ----------   -----   ----------

YEAR ENDED DECEMBER 31, 1997
  Allowance for doubtful accounts
    Hotel and other.........................................    $  10            4          (2)            2        --         10
    Casino..................................................       30           29          (1)           34        --         24
  Reserve for loss on investments...........................        6           --          --             4        --          2
YEAR ENDED DECEMBER 31, 1996
  Allowance for doubtful accounts
    Hotel and other.........................................    $  12            4          (2)            5         1(A)      10
    Casino..................................................       18           25        --              26        13(A)      30
  Reserve for loss on investments                                  20            6        --              20       --           6

YEAR ENDED DECEMBER 31, 1995
  Allowance for doubtful accounts
    Hotel and other.........................................    $  14            6          (1)            7       --          12
    Casino..................................................       18           20        --              20       --          18
  Reserve for loss on investments...........................       21        --           --               1       --          20

---------

(A) Represents balances acquired during the period.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1998.

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

                                          By:           MATTHEW J. HART

                                             -----------------------------------

                                                       Matthew J. Hart

                                                Executive Vice President and
                                                   Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1998.

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

      3.2  Amendment to Restated Certificate of Incorporation of Registrant, relating to Exhibit 3.1 hereto
           (incorporated herein by reference from Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q
           for the period ended June 30, 1997)

      3.3  By-Laws of Registrant, as amended (incorporated herein by reference from Exhibit 4.2 to
           Registrant's Registration Statement on Form S-3 (File No. 333-18523))

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

      4.5.1 Indenture, dated as of April 15, 1997, between Registrant and BNY Western Trust Company, regarding
           Registrant's Debt Securities (incorporated herein by reference from Exhibit 4.3 to Registrant's
           Current Report on Form 8-K, dated April 15, 1997)

      4.5.2 Officers' Certificate containing terms of 7.95% Senior Notes due 2007 (incorporated herein by reference from Exhibit 99 to Registrant's Current Report on Form 8-K, dated April 15, 1997)

      4.5.3 Officers' Certificate containing terms of 7.375% Senior Notes due 2002 (incorporated herein by reference from Exhibit 99.01 to Registrant's Current Report on Form 8-K, dated June 4, 1997)

      4.5.4 Officers' Certificate containing terms of 7% Senior Notes due 2004 (incorporated herein by reference from Exhibit 99.01 to Registrant's Current Report on Form 8-K, dated July 17, 1997)

      4.5.5 Officers' Certificate containing terms of 7.20% Senior Notes due 2009 and 7.5% Senior Notes due
           2017 (incorporated herein by reference from Exhibit 4.1 to Registrant's Current Report on Form
           8-K, dated December 17, 1997)

                                                     INDEX TO EXHIBITS
                                                                                                               SEQUENTIALLY
EXHIBIT                                                                                                          NUMBERED
 NUMBER                                               DESCRIPTION                                                  PAGE
--------   --------------------------------------------------------------------------------------------------  ------------
      4.6  Credit Agreement, dated as of October 18, 1996, among Registrant, the financial institutions signatory thereto, Morgan Guaranty Trust Company of New York, as documentation agent and The Bank of New York, as administrative agent (incorporated herein by reference from Exhibit 4.5 to
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)

      4.7  Reimbursement Agreements, dated as of November 15, 1990, among Registrant, Swiss Bank Corporation and the financial institutions signatory thereto (incorporated herein by reference from Exhibit
           4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990)

      4.8  Rights Agreement, dated as of July 14, 1988, between Registrant and The First National Bank of
           Chicago (incorporated herein by reference from Exhibit 1 to Registrant's Current Report on Form
           8-K, dated July 14, 1988)

      4.9  Agreement Amending Rights Agreement, dated as of July 13, 1990, among Registrant, The First
           National Bank of Chicago and Manufacturers Hanover Trust Company of California, relating to
           Exhibit 4.8 hereto (incorporated herein by reference from Exhibit 8 to Registrant's Form 8-A, dated May 2, 1996)

      4.10 Form of Certificate of Designations, Preferences, Rights and Limitations of Registrant's Preferred
           Redeemable Increased Dividend Equity Securities, 8% PRIDES, Convertible Preferred Stock
           (incorporated herein by reference from Exhibit 4.10 to Registrant's Registration Statement on Form
           S-4 (File No. 333-10415))

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

     10.3  Amendment, dated November 14, 1996, to the 1984 Stock Option and Stock Appreciation Rights Plan of
           Registrant, relating to Exhibits 10.1 and 10.2 hereto (incorporated herein by reference from
           Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*

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

                                                     INDEX TO EXHIBITS
                                                                                                               SEQUENTIALLY
EXHIBIT                                                                                                          NUMBERED
 NUMBER                                               DESCRIPTION                                                  PAGE
--------   --------------------------------------------------------------------------------------------------  ------------
     10.7  Amendment, dated November 14, 1996, to the 1990 Stock Option and Stock Appreciation Rights Plan of
           Registrant, relating to Exhibits 10.4, 10.5 and 10.6
           hereto (incorporated herein by reference from Exhibit 10.7 to Registrant's Annual Report on Form
           10-K for the year ended December 31, 1996)*

     10.8  1996 Stock Incentive Plan of Registrant, as amended*..............................................

     10.9  1996 Chief Executive Stock Incentive Plan of Registrant (incorporated herein by reference from
           Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995)*

     10.10 1997 Independent Director Stock Option Plan of Registrant*........................................

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

     10.15 Second Amendment, effective December 31, 1996, to the Retirement Plan of Registrant, relating to
           Exhibits 10.13 and 10.14 hereto (incorporated herein by reference from Exhibit 10.15 to
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*

     10.16 Third Amendment, effective December 31, 1996, to the Retirement Plan of Registrant, relating to
           Exhibits 10.13, 10.14 and 10.15 hereto (incorporated herein by reference from Exhibit 10.16 to
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*

     10.17 Amendment, effective January 1, 1997, to the Retirement Plan of Registrant, relating to Exhibits
           10.13, 10.14, 10.15 and 10.16 hereto*.............................................................

     10.18 Supplemental Executive Retirement Plan of Registrant, as amended (incorporated herein by reference from Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31,
           1991)*

     10.19 Amendment, effective April 1, 1994, to the Supplemental Executive Retirement Plan of Registrant,
           relating to Exhibit 10.18 hereto (incorporated herein by reference from Exhibit 10.10 to
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*

     10.20 Amendment, effective December 31, 1996, to the Supplemental Executive Retirement Plan of
           Registrant, relating to Exhibits 10.18 and 10.19 hereto (incorporated herein by reference from
           Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*

                                                     INDEX TO EXHIBITS
                                                                                                               SEQUENTIALLY
EXHIBIT                                                                                                          NUMBERED
 NUMBER                                               DESCRIPTION                                                  PAGE
--------   --------------------------------------------------------------------------------------------------  ------------
     10.21 Directors' Retirement Benefit Plan of Registrant, as amended (incorporated herein by reference from Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31,
           1991)*

     10.22 First Amendment, dated July 31, 1997, to the Directors' Retirement Benefit Plan of Registrant,
           relating to Exhibit 10.21 hereto*.................................................................

     10.23 Retirement Benefit Replacement Plan of Registrant, as amended (incorporated herein by reference from Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31,
           1992)*

     10.24 Amendment, dated as of January 1, 1994, to the Retirement Benefit Replacement Plan of Registrant,
           relating to Exhibit 10.23 hereto (incorporated herein by reference from Exhibit 10.12 to
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1993)*

     10.25 Amendment, effective April 1, 1994, to the Retirement Benefit Replacement Plan of Registrant,
           relating to Exhibits 10.23 and 10.24 hereto (incorporated herein by reference from Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*

     10.26 Amendment, effective December 31, 1996, to the Retirement Benefit Replacement Plan of Registrant,
           relating to Exhibits 10.23, 10.24 and 10.25 hereto (incorporated herein by reference from Exhibit
           10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*

     10.27 Thrift Savings Plan of Registrant, as amended and restated (incorporated herein by reference from
           Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*

     10.28 Amendment, effective January 1, 1996, to the Thrift Savings Plan of Registrant, relating to
           Exhibit 10.27 hereto (incorporated herein by reference from Exhibit 10.26 to Registrant's Annual
           Report on Form 10-K for the year ended December 31, 1996)*

     10.29 Amendment, effective January 1, 1997, to the Thrift Savings Plan of Registrant, relating to
           Exhibits 10.27 and 10.28 hereto*..................................................................

     10.30 Executive Deferred Compensation Plan of Registrant, as amended (incorporated herein by reference from Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended December 31,
           1996)*

     10.31 Amendment, effective January 1, 1997, to the Executive Deferred Compensation Plan of Registrant,
           relating Exhibit 10.30 hereto (incorporated herein by reference from Exhibit 10.28 to Registrant's
           Annual Report on Form 10-K for the year ended December 31, 1996)*

     10.32 Amendment, effective January 1, 1997, to the Executive Deferred Compensation Plan of Registrant,
           relating to Exhibits 10.30 and 10.31 hereto*......................................................

     10.33 Employee Stock Purchase Plan of Registrant (incorporated herein by reference from Exhibit 10.29 to
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*

     10.34 Amendment, effective January 1, 1997, to the Employee Stock Purchase Plan of Registrant, relating to Exhibit 10.33 hereto*..........................................................................

                                                     INDEX TO EXHIBITS
                                                                                                               SEQUENTIALLY
EXHIBIT                                                                                                          NUMBERED
 NUMBER                                               DESCRIPTION                                                  PAGE
--------   --------------------------------------------------------------------------------------------------  ------------
     10.35 Form of Change of Control Agreement between Registrant and each of Thomas E. Gallagher, Matthew J.
           Hart, Barron Hilton and Dieter H. Huckestein (incorporated herein by reference from Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*

     10.36 Change of Control Agreement, dated as of January 30, 1996, between Registrant and Stephen F.
           Bollenbach (incorporated herein by reference from Exhibit 10.31 to Registrant's Annual Report on
           Form 10-K for the year ended December 31, 1996)*

     10.37 Change of Control Agreement, dated as of April 1, 1997, between Registrant and Arthur M.
           Goldberg*.........................................................................................

     10.38 Employment Agreement, dated as of February 1, 1996, between Registrant and Stephen F. Bollenbach
           (incorporated herein by reference from Exhibit 10.21 to Registrant's Annual Report on Form 10-K
           for the year ended December 31, 1995)*

     10.39 Amended Consulting and Employment Agreement, dated as of November 12, 1996, between Registrant and
           Arthur M. Goldberg (incorporated herein by reference from Exhibit 10.33 to Registrant's Annual
           Report on Form 10-K for the year ended December 31, 1996)*

     10.40 First Amendment, dated as of December 14, 1996, to the Amended Consulting and Employment
           Agreement, relating to Exhibit 10.39 hereto (incorporated herein by reference from Exhibit 10.34 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*

     10.41 Deferred Compensation Agreement, dated as of January 16, 1997, between Registrant and Arthur M.
           Goldberg (incorporated herein by reference from Exhibit 10.35 to Registrant's Annual Report on
           Form 10-K for the year ended December 31, 1996)*

     10.42 Letter Agreement, dated as of October 10, 1996, between Registrant and Raymond C. Avansino, Jr.
           (incorporated herein by reference from Exhibit 10.36 to Registrant's Annual Report on Form 10-K
           for the year ended December 31, 1996)*

     10.43 Release and Separation Agreement, dated as of February 19, 1997, between Registrant and William C.
           Lebo, Jr. (incorporated herein by reference from Exhibit 10.37 to Registrant's Annual Report on
           Form 10-K for the year ended December 31, 1996)*

     10.44 Release Agreement, dated as of March 5, 1997, between Registrant and Eric M. Hilton (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997)*

     11    Computation of Earnings Per Share.................................................................

     12    Computation of Ratios of Earnings to Fixed Charges................................................

     13    Registrant's Annual Report to Stockholders for the year ended December 31, 1997...................

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    EXHIBITS
                                       TO
                                   FORM 10-K

                                     UNDER
                        SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

                           HILTON HOTELS CORPORATION

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------