Form 10-Q
period 1998-03-31
HILTON HOTELS CORP
filed 1998-05-15
CIK 47580

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998

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
Yes   X     No
    ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1998 --- Common Stock, $2.50 par value --- 246,796,565 shares.

PART I  FINANCIAL INFORMATION

Company or group of companies for which report is filed:

                      HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1.     FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)


                                                                                          Three months ended
                                                                                               March 31,
                                                                                          1998           1997
--------------------------------------------------------------------------------------------------------------
Revenue                                 Hotels                                           $  699            667
                                        Gaming                                              697            636
                                        ----------------------------------------------------------------------
                                                                                          1,396          1,303

Expenses                                Hotels                                              597            582
                                        Gaming                                              600            551
                                        Corporate, net                                       13             13
                                        ----------------------------------------------------------------------
                                                                                          1,210          1,146

                                        ----------------------------------------------------------------------
Operating Income                                                                            186            157

                                        Interest and dividend income                         11             13
                                        Interest expense                                    (50)           (43)
                                        Interest expense, net, from equity investments       (6)            (4)
                                        ----------------------------------------------------------------------

Income Before Income Taxes
and Minority Interest                                                                       141            123
                                        Provision for income taxes                           61             51
                                        Minority interest, net                                3              4
                                        ----------------------------------------------------------------------
Net Income                                                                                $  77             68
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share                                                                  $ .30            .26
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Share                                                                $ .29            .26
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------


see notes to consolidated financial statements

HILTON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

                                                                                       March 31,   December 31,
                                                                                           1998           1997
--------------------------------------------------------------------------------------------------------------
Assets                                  Cash and equivalents                             $  328            330
                                        Temporary investments                                31             43
                                        Accounts receivable, net                            413            403
                                        Other current assets                                248            235
                                        ----------------------------------------------------------------------
                                          Total current assets                            1,020          1,011

                                        Investments                                         427            409
                                        Property and equipment, net                       5,279          4,994
                                        Goodwill                                          1,335          1,313
                                        Other assets                                        101             99
                                        ----------------------------------------------------------------------
                                          Total investments, property and other assets    7,142          6,815
                                        ----------------------------------------------------------------------
                                        Total Assets                                     $8,162          7,826
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------


Liabilities and                         Accounts payable and accrued expenses            $  865            865
Stockholders' Equity                    Current maturities of long-term debt                 65             65
                                        Income taxes payable                                 55             11
                                        ----------------------------------------------------------------------
                                          Total current liabilities                         985            941

                                        Long-term debt                                    3,030          2,709
                                        Deferred income taxes and other liabilities         784            793
                                        Stockholders' equity                              3,363          3,383
                                        ----------------------------------------------------------------------
                                        Total Liabilities and Stockholders' Equity       $8,162          7,826
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------


see notes to consolidated financial statements

HILTON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

                                                                                              Three months ended
                                                                                                   March 31,
                                                                                              1998           1997
------------------------------------------------------------------------------------------------------------------
Operating Activities                    Net income                                            $  77             68
                                        Adjustments to reconcile net income to net
                                          cash provided by operating activities:
                                          Depreciation and amortization                          78             68
                                          Amortization of loan costs                              1              1
                                          Change in working capital components:
                                            Accounts receivable and other current assets        (26)            30
                                            Accounts payable and accrued expenses                 -              2
                                            Income taxes payable                                 44             35
                                          Change in deferred income taxes                         1            (17)
                                          Change in other liabilities                           (12)           (79)
                                          Distributions from equity investments (less than)
                                            in excess of earnings                               (11)             1
                                          Other                                                  (5)             9
                                        --------------------------------------------------------------------------

                                        Net cash provided by operating activities               147            118
------------------------------------------------------------------------------------------------------------------

Investing Activities                    Capital expenditures                                   (165)          (139)
                                        Additional investments                                  (18)           (77)
                                        Change in temporary investments                          12             (1)
                                        Proceeds from property sales                              -            100
                                        Payments on notes and other                              10             14
                                        Acquisitions, net of cash acquired                     (213)           (69)
                                        --------------------------------------------------------------------------

                                        Net cash used in investing activities                  (374)          (172)
------------------------------------------------------------------------------------------------------------------

Financing Activities                    Change in commercial paper borrowings
                                          and revolving loans                                   325            129
                                        Reduction of long-term debt                              (5)           (74)
                                        Issuance of common stock                                  9             10
                                        Purchase of common stock                                (81)             -
                                        Cash dividends                                          (23)           (23)
                                        --------------------------------------------------------------------------

                                        Net cash provided by financing activities               225             42
------------------------------------------------------------------------------------------------------------------

Decrease in Cash and Equivalents                                                                 (2)           (12)
Cash and Equivalents at Beginning of Year                                                       330            388
------------------------------------------------------------------------------------------------------------------

Cash and Equivalents at End of Period                                                        $  328            376
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------


see notes to consolidated financial statements

HILTON HOTELS CORPORATION AND SUBSIDIARIES
PROPERTY STATISTICS

                                                                                    Three months ended
                                                                                         March 31,
Owned or Managed                                                                   1998            1997
---------------------------------------------------------------------------------------------------------
Occupancy      Hotels                                                                 70.5%          71.8
               Gaming                                                                 85.3           87.2
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Average rate   Hotels                                                            $  157.41         146.66
               Gaming                                                                79.36          77.38
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Revpar         Hotels                                                            $  110.90         105.31
               Gaming                                                                67.68          67.48
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------


                                                      March 31, 1998                               March 31, 1997
                                            ------------------------------------        -------------------------------------
                                             Number of   Available      Casino           Number of    Available      Casino
                                            Properties     Rooms        Sq. ft.         Properties      Rooms        Sq. ft.
-----------------------------------------------------------------------------------------------------------------------------
Hotels         Owned and partially owned        33         24,099              -             32         23,793           -
               Managed                          26         15,479              -             28         16,695           -
               Franchised                      181         44,629              -            177         45,063           -
               --------------------------------------------------------------------------------------------------------------
               Total hotels                    240         84,207              -            237         85,551           -

Gaming         Owned, partially owned and
               managed casinos and
               hotel-casinos                    15         17,588      1,042,000             16         16,992        963,000
-----------------------------------------------------------------------------------------------------------------------------
               Total                           255        101,795      1,042,000            253        102,543        963,000
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  GENERAL

The consolidated financial statements presented herein have been prepared by Hilton Hotels Corporation and subsidiaries (the Company) in accordance with the accounting policies described in its 1997 Annual Report to Stockholders and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The statements for the three months ended March 31, 1998 and 1997 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

The consolidated financial statements for the 1997 period reflect certain reclassifications to conform with classifications adopted in 1998. These classifications have no effect on net income.


NOTE 2:  CONSOLIDATION OF AFFILIATES

The consolidated financial statements include the following amounts related to managed hotels:

                                                                      Three months ended
                                                                           March 31,
                                                                     1998             1997
                                                                     ----             ----
                                                                         (in millions)
Revenue                                                              $500              493
Operating expenses, including
  remittances to owners                                               457              460

                                             At March 31, 1998        At December 31, 1997
                                             -----------------        --------------------
Current assets(1) and current liabilities          $ 330                        299

(1) Including cash and equivalents of $100 and $126, respectively.


NOTE 3:  EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common stockholders (net income less preferred dividends of $3 million in each quarter) by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the three months ended March 31, 1998 and 1997 were 247 million and 249 million, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of the assumed exercise of stock options and convertible securities increased the weighted average number of common shares by 32 million and 31 million for the three months ended March 31, 1998 and 1997, respectively. In addition, the increase to net income resulting from interest on convertible securities assumed to have not been paid was $4 million for each of the three month periods ended March 31, 1998 and 1997.

NOTE 4:  SUPPLEMENTAL CASH FLOW INFORMATION

                                                        Three months ended
                                                            March 31,
                                                       1998            1997
                                                       ----            ----
                                                           (in millions)
Cash paid during the period for the following:
   Interest, net of amounts capitalized                $  20             38
   Income taxes                                            5              6

NOTE 5:  SUPPLEMENTAL SEGMENT DATA

Supplemental hotel segment data for the three months ended March 31, 1998 and 1997 are as follows:

                                                         Three months ended
                                                             March 31,
                                                        1998            1997
                                                        ----            ----
                                                           (in millions)
Revenue
   Rooms                                               $ 398            381
   Food and beverage                                     195            184
   Franchise fees                                         12             12
   Other products and services                            94             90
                                                        ----           ----
                                                         699            667
                                                        ----           ----
Expenses
   Rooms                                                  98             99
   Food and beverage                                     145            139
   Other expenses, including
      remittances to owners                              354            344
                                                        ----           ----
                                                         597            582
                                                        ----           ----
Hotel operating income                                $  102             85
                                                        ----           ----
                                                        ----           ----

Supplemental gaming segment data for the three months ended March 31, 1998 and 1997 are as follows:

                                                         Three months ended
                                                             March 31,
                                                        1998            1997
                                                        ----            ----
                                                           (in millions)
Revenue
   Rooms                                             $    80             79
   Food and beverage                                      70             66
   Casino                                                504            450
   Other products and services                            43             41
                                                        ----           ----
                                                         697            636
                                                        ----           ----
Expenses
   Rooms                                                  25             29
   Food and beverage                                      67             56
   Casino                                                266            242
   Other expenses, including
      remittances to owners                              242            224
                                                        ----           ----
                                                         600            551
                                                        ----           ----
Gaming operating income                              $    97             85
                                                        ----           ----
                                                        ----           ----

NOTE 6:  COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The Company has adopted SFAS No. 130 beginning January 1, 1998. The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements or in the footnotes to the interim financial statements. Comprehensive income for the three months ended March 31, 1998 and 1997 is as follows:

                                                         Three months ended
                                                             March 31,
                                                        1998            1997
                                                        ----            ----
                                                           (in millions)
Net Income                                              $ 77              68
   Change in unrealized holding gains on securities       (5)              9
                                                        ----            ----
Comprehensive Income                                    $ 72              77
                                                        ----            ----
                                                        ----            ----

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

LIQUIDITY

                                                         Three months ended
                                                             March 31,
                                                        1998            1997
                                                        ----            ----
                                                           (in millions)
     Net cash provided by operating activities          $147            118
     Net cash used in investing activities              (374)          (172)
     Net cash provided by financing activities           225             42

     OTHER DATA
     EBITDA (1)
        Hotels                                          $130            111
        Gaming                                           153            133
        Corporate expense, net                           (13)           (13)
                                                        ----            ----
        Total                                           $270            231
                                                        ----            ----
                                                        ----            ----

     (1) EBITDA is earnings before interest, taxes, depreciation, amortization and non-cash items. EBITDA is presented supplementally because management believes it allows for a more complete analysis of liquidity and results of operations. This information should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income or cash provided by or used in operating, investing and financing activities) nor should it be considered as an indicator of the overall financial performance of the Company. The Company's calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.

Cash provided by operating activities totaled $147 million compared to $118 million in the prior year. Total EBITDA for the 1998 quarter was $270 million, an increase of $39 million over the 1997 quarter. These increases are attributable primarily to continued strength at the majority of the Company's owned and partially owned hotels, the addition of "The Wild Wild West" casino in Atlantic City and the benefit of the newly opened hotel rooms at the Company's casino in Punta del Este, Uruguay.

ACQUISITIONS AND CAPITAL SPENDING

Cash used in investing activities totaled $374 million compared to $172 million in the 1997 quarter, primarily due to increased capital expenditures and acquisition spending. Expenditures required to complete acquisitions and capital spending programs in 1998 will be financed through available cash flows and general corporate borrowings.

Growth in the hotel segment continues through selective acquisition of large full-service hotels in major market locations. In December 1997 and January 1998, the Company acquired the remaining ownership interests in six full service hotels from The Prudential Insurance Company of America for a total cost of $27 million, thereby increasing the Company's ownership interest in each property to 100%.

In July 1997, the Company's Board of Directors approved a renovation of the New York Hilton and Towers, including new restaurants, a state-of-the-art business/conference center, a world-class fitness facility and an exclusive Towers Lounge overlooking New York City. This $85 million project is expected to be completed in late 1999.

In September 1997, the Company began construction on a new 600-room hotel at the center of Boston's Logan Airport. This $100 million project is expected to be completed in late 1999.

In January 1998, the Company purchased the remaining 92.5% ownership interest in the 458-room McLean Hilton and office building complex in McLean, Virginia located just outside Washington D.C., thereby increasing the Company's ownership interest to 100%. In March 1998, the Company purchased the 300-room Hilton at Short Hills, a "Five Diamond" hotel located in Short Hills, New Jersey.

In April 1998, the Company purchased the 407-room Westin Hotel in Charlotte, North Carolina (re-named the Hilton Charlotte) and the 395-room DFW Lakes Hilton Executive Conference Center at Dallas-Ft. Worth International Airport for a combined cost of approximately $170 million.

In addition to an estimated $425 million in 1998 expenditures related to the aforementioned hotel acquisition and new construction projects, the Company intends to spend approximately $100 million in the hotel segment in 1998 on normal capital replacements, upgrades and compliance projects. The Company also expects to make further acquisitions in 1998.

Growth in the gaming segment occurs primarily through acquisition and new development. In April 1997, the Company began construction on the $760 million, 2,900-room Paris Casino-Resort which will feature an 85,000 square foot casino, thirteen restaurants, 130,000 square feet of convention space and a retail shopping complex with a French influence. In addition to a 50-story replica of the Eiffel Tower, the resort will also feature replications of some of the French city's most recognized landmarks including the Arc de Triomphe, the Paris Opera House, The Louvre and rue de la Paix. This project, which is adjacent to Bally's Las Vegas, is expected to be completed in the 1999 third quarter.

In June 1997, Bally's Grand, Inc., a majority owned subsidiary of the Company which owns Bally's Las Vegas, settled pending shareholder litigation and pursuant thereto repurchased certain outstanding shares of common stock and warrants. As a result, the Company's indirect ownership of Bally's Grand, Inc. increased from 84% to 95% at a cost of $55 million. Under the terms of the settlement, the Company acquired the remaining interest in March 1998 for $44 million, increasing the Company's ownership to 100%.

The Company's new themed 22,000 square foot SpaceQuest casino addition at the Las Vegas Hilton opened in November 1997, in conjunction with its venture with Paramount Parks, Inc. for an attraction called "Star Trek: The Experience at the Las Vegas Hilton," which opened in January 1998. The Company's share of costs for this project totaled approximately $70 million.

In addition to an estimated $420 million in 1998 expenditures related to the aforementioned gaming projects, the Company anticipates spending approximately $140 million in the gaming segment in 1998 on normal capital replacements, approximately $20 million on structural and technology upgrades and ADA/safety compliance projects and approximately $60 million on improvement projects that are evaluated on a ROI basis.

LONG-TERM DEBT

Long-term debt at March 31, 1998 totaled $3.0 billion, compared with $2.7 billion at December 31, 1997. Cash provided by financing activities totaled $225 million compared to $42 million in the 1997 quarter, primarily due to increases in commercial paper borrowings to fund acquisitions.

At March 31, 1998, approximately $606 million of the aggregate commitment of the Company's five year $1.75 billion revolving credit facility supported the issuance of commercial paper, leaving approximately $1.14 billion of the revolving bank debt facility available to the Company at such date.

In October 1997, the Company filed a shelf registration statement (Shelf) with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. At March 31, 1998, available financing under the Shelf totaled $2.1 billion. The terms of any additional securities offered pursuant to the Shelf will be determined by market conditions at the time of issuance.

STOCKHOLDER'S EQUITY

Pursuant to the Company's stock repurchase program, during the 1998 first quarter the Company repurchased 2.8 million shares, or 14 percent of the total authorized to be repurchased, for an aggregate purchase price of $81 million. The timing of the stock purchases are made at the discretion of the Company's management, subject to certain business and market conditions.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL QUARTERS ENDED MARCH 31, 1998 AND 1997

OVERVIEW

A summary of the Company's consolidated revenue and earnings for the three months ended March 31, 1998 and 1997 is a follows:


(in millions, except per share amounts)      1998            1997         % CHANGE
                                             ----            ----         --------
Revenue                                     $1,396          1,303              7%
Operating income                               186            157             18%
Net income                                      77             68             13%
Basic EPS                                      .30            .26             15%
Diluted EPS                                    .29            .26             12%

Other Data
----------
EBITDA(1)
  Hotels                                    $  130            111             17%
  Gaming                                       153            133             15%
  Corporate expense, net                       (13)           (13)            - %
                                            ------          -----             ---
  Total                                     $  270            231             17%
                                            ------          -----             ---
                                            ------          -----             ---

     (1) EBITDA is earnings before interest, taxes, depreciation, amortization and non-cash items. EBITDA is presented supplementally because management believes it allows for a more complete analysis of liquidity and results of operations. This information should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income or cash provided by or used in operating, investing and financing activities) nor should it be considered as an indicator of the overall financial performance of the Company. The Company's calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.

HOTELS

Hotel revenue for the 1998 quarter was $699 million, an increase of five percent over 1997. EBITDA from the hotel division was $130 million for the 1998 first quarter, a 17 percent increase compared to $111 million a year ago, while hotel operating income increased 20 percent to $102 million from $85 million last year.

Consolidated revenue was negatively impacted by decreased occupancy and average room rates at the Company's managed properties in Hong Kong and Egypt. Hong Kong has been impacted by the poor economic conditions in Asia, while tourism in Egypt has been affected by recent terrorist activity.

Excluding the impact of these three managed properties, hotel revenue increased six percent from the 1997 first quarter.

Results at the Company's domestic properties benefited from the timing of the Easter holiday, which typically results in reduced occupancy levels. The Easter holiday fell in the month of April during 1998 and in the month of March in the prior year. In addition, the Company continues to benefit from a strong U.S. economy and limited supply growth in most of its key domestic markets. These positive fundamentals combined with the Company's focus on yield management and operating efficiencies has resulted in significant improvement in hotel operating margins. EBITDA margins for U.S. owned and managed hotels improved
1.6 points to 33 percent. Occupancy was 71.9 percent in 1998 compared to 73.0 percent in 1997. The average room rate increased eight percent to $158.39 from $146.89 in the prior year.

EBITDA from the Company's ten major full-service properties increased $14 million or 22 percent over the prior year quarter. Combined EBITDA from the Waldorf=Astoria and the New York Hilton and Towers increased $4 million over the 1997 first quarter. Growth in the individual business traveler (IBT) segment contributed to REVPAR increases at these two properties of six percent and eight percent, respectively. REVPAR increased 26 percent, 9 percent and 12 percent at the Chicago Hilton and Towers, the O'Hare Hilton and the Palmer House Hilton, respectively, leading to a combined EBITDA increase of $5 million in the 1998 period. Each of these properties maintained strong occupancies and achieved significant room rate growth from the IBT segment. Margins also benefited from warm weather conditions in the mid-west which positively impacted energy and property maintenance costs. EBITDA at the San Francisco Hilton and Towers increased $2 million due primarily to an 11 percent increase in average room rate which drove a three point improvement in EBITDA margin.

EBITDA from the Hilton Hawaiian Village in Honolulu declined slightly from the prior year as adverse economic conditions in Asia continue to impact growth.
The expected decline in international leisure room nights was somewhat mitigated by strong group meeting demand. Occupancy declined four points, while the average rate increased two percent. The Company expects continued softness in the international leisure segment in the near term.

Combined occupancy for the Company's ten major full-service hotels (which also includes properties in New Orleans and Washington D.C.) was 72.8 percent versus
73.9 percent in the 1997 quarter. The average room rate increased to $173.13 in the 1998 first quarter from $160.81 and REVPAR improved six percent between periods. Excluding the impact of Hawaii from these ten properties, EBITDA increased 27 percent and REVPAR increased eight percent.

The Company's other full-service domestic owned and equity properties recorded a seven percent increase in REVPAR. These properties, typically located in large secondary markets and suburban locations, generated a $5 million increase in EBITDA over the prior year quarter, including $2 million in EBITDA from the McLean Hilton which was acquired in January 1998.

Depreciation and amortization for the hotel division, including the Company's proportionate share of equity investments, increased $2 million from the prior year to $28 million.

Although the supply-demand balance in the Company's major markets generally remains favorable, future operating results could be adversely impacted by industry overcapacity and weak demand, which could restrict the Company's ability to raise room rates to keep pace with the rate of inflation. In addition, the Company's occupancy ratios are affected by general economic conditions, as well as by competition, work stoppages and other factors affecting particular properties. Occupancy ratios at the Company's hotels could also be adversely impacted by a decrease in travel resulting from fluctuations in the worldwide economy and by excess industry capacity. However, the Company believes that its financial and operating strength, market presence and diverse product line will enable it to remain extremely competitive.

GAMING

Total gaming revenue increased 10 percent in the 1998 first quarter to $697 million from $636 million in 1997. Casino revenue, a component of gaming revenue, increased 12 percent to $504 million in 1998 compared to $450 million in the prior year. Gaming division EBITDA increased 15 percent to $153 million from $133 last year and gaming operating income increased 14 percent to $97 million. The Company's gaming division benefited from the July 1997 opening of "The Wild Wild West" casino at Bally's Park Place in Atlantic City, the introduction of 300 hotel rooms at the Conrad International Punta del Este in late 1997 and improved market conditions in Reno.

EBITDA at the Las Vegas Hilton decreased $2 million from the prior year to $17 million. Despite an above normal baccarat hold percentage in the 1998 period, baccarat revenue decreased due to reduced international baccarat volume and a difficult comparison due to the exceptionally high level of baccarat play in the 1997 first quarter. The implementation of new casino marketing strategies and the opening of the "Star Trek" attraction and SpaceQuest casino have resulted in additional non-baccarat casino volume at this property. Non-baccarat table game volume increased 47 percent from the 1997 first quarter, while slot volume increased 25 percent. Results at the Las Vegas Hilton are more volatile than the Company's other casinos because this property caters to the premium play segment of the market. Future fluctuations in premium play volume and win percentage could result in continued volatility in the results at this property.

EBITDA from the Flamingo Hilton - Las Vegas decreased $2 million from the prior year quarter to $25 million. An increase in slot volume mitigated a decrease in table game revenue; however, results were adversely impacted by a two point decrease in occupancy and a five percent decrease in average room rate. Bally's Las Vegas generated EBITDA of $25 million in the first quarter of 1998, a decrease of $2 million from last year, resulting from a decrease in the table game win percentage and decreased slot volume. Occupancy declined two points from the 1997 first quarter.

Combined EBITDA from the Reno Hilton and the Flamingo Hilton - Reno increased $4 million from the 1997 quarter. Both Reno properties recorded higher occupancy and casino volume compared to the 1997 period.

Occupancy for the Nevada hotel-casinos was 86.1 percent in the 1998 quarter compared to 88.5 percent last year. The average room rate for the Nevada properties was $78.95 compared to $76.56 in the 1997 first quarter.

In Atlantic City, Bally's Park Place generated EBITDA of $37 million, an increase of 23 percent from last year's $30 million. The increase is primarily attributable to the opening of "The Wild Wild West" casino in July 1997, which has resulted in significant growth in both table game and slot volume compared to the prior year. The 300-room tower addition at the Atlantic City Hilton was absorbed without reducing occupancy, resulting in increases in table game and slot volume. However, decreases in both the table game hold and slot win percentages, combined with increased promotional expenses, resulted in a $1 million EBITDA decrease compared to the prior year.

Occupancy for the Atlantic City hotel-casinos was 94.1 percent in the 1998 first quarter compared to 89.9 percent last year. The average room rate for the Atlantic City properties was $73.60 compared to $78.56 in the 1997 quarter.

The opening of 300 hotel rooms in the latter half of 1997 resulted in tremendous growth in casino volume at the 43% owned Conrad Punta del Este Resort and Casino in Punta del Este, Uruguay. EBITDA totaled $14 million, a $10 million increase over the prior year. Results from this property are highly seasonal, with the peak season falling in the first quarter.

Depreciation and amortization for the gaming division, including the Company's proportionate share of equity investments, increased $8 million to $56 million in the first quarter of 1998, primarily due to the Las Vegas and Atlantic City expansion projects completed in 1997.

The gaming industry continues to experience growth primarily in existing markets. The Las Vegas and Atlantic City markets are becoming increasingly competitive due to new developments and expansion projects which challenge the Company's existing market share. These projects could adversely impact the Company's future gaming income.

FINANCING ACTIVITIES

Interest and dividend income totaled $11 million in the 1998 period compared to $13 million in 1997. Consolidated interest expense increased $7 million to $50 million primarily due to higher average debt levels resulting from acquisition spending and a full quarter of a higher average cost of debt resulting from the Company issuing long-term fixed notes to replace floating rate debt in 1997.

INCOME TAXES

The effective income tax rate for the 1998 period increased to 43.3 percent compared to 41.5 percent in 1997, primarily due to a higher state tax provision in the 1998 period. The Company's effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes.

ACCOUNTING CHANGES

In April 1998, the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires that all nongovernmental entities expense costs of start-up activities (pre-opening, pre-operating and organizational costs) as those costs are incurred and requires the write-off of any unamortized balances upon implementation. SOP 98-5 is effective for financial statements issued for periods beginning after December 15, 1998. The Company expects to adopt SOP 98-5 in the first quarter of 1999. Adoption of the SOP is not expected to have a material impact on 1999 results of operations.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, and are subject to certain risks and uncertainties, including those identified under "Results of Operations", which could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II   OTHER INFORMATION

ITEM 4.   RESULTS OF VOTES OF SECURITY HOLDERS

          The annual meeting of stockholders was held on May 7, 1998 at the Beverly Hilton in Beverly Hills, California. Approximately 93 percent of the eligible shares were voted.

          The following were elected to the Company's Board of Directors for a three year term expiring in 2001: A. Steven Crown, Arthur M. Goldberg, Eric M. Hilton and Donna F. Tuttle, each of whom received approximately 99 percent of the votes cast.

          The stockholders voted to approve the Company's 1997 Independent Director Stock Option Plan. Approximately 96 percent of the votes cast were voted for such proposal. Additionally, the ratification of Arthur Andersen LLP to serve as auditors for the Company for fiscal 1998 was adopted by 99 percent of the votes cast.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     27. Financial data schedule for the three-month period ended March 31, 1998.

(b)  REPORTS ON FORM 8-K

     The Company filed a Report on Form 8-K dated March 13, 1998, under Item 5 Other Events to report the discussion of a potential transaction between the Company and Circus Circus Enterprises, Inc. (Circus).

     The Company filed a Report on Form 8-K dated March 23, 1998, under Item 5 Other Events to report that discussions between the Company and Circus had been terminated regarding a potential transaction between the two companies.

     The Company filed a Report on Form 8-K dated April 2, 1998, under Item 5 Other Events to report that it had filed a Form S-3 Registration Statement with the Securities and Exchange Commission with respect to the resale of up to 24,000,000 shares of Hilton common stock held in a charitable remainder unitrust of which Company chairman Barron Hilton is sole trustee.


     The Company filed a Report on Form 8-K dated April 22, 1998, under Item 5 Other Events to report results for the three month period ended March 31, 1998.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HILTON HOTELS CORPORATION
                                       (Registrant)





Date:  May 15, 1998                 /s/ MATTHEW J. HART
                                    -------------------------------
                                    Matthew J. Hart
                                    Executive Vice President and
                                      Chief Financial Officer





Date:  May 15, 1998                 /s/ THOMAS E. GALLAGHER
                                    -------------------------------------
                                    Thomas E. Gallagher
                                    Executive Vice President and
                                      General Counsel