Form 10-Q
period 1998-06-30
HILTON HOTELS CORP
filed 1998-08-05
CIK 47580

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


(Mark one)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998

                                          OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the transition period from _____________________to ______________________


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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1998 -- Common Stock, $2.50 par value -- 246,909,951 shares.

PART I  FINANCIAL INFORMATION

Company or group of companies for which report is filed:

                            HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1.     FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)


                                                                          Three months ended           Six months ended
                                                                                June 30,                   June 30,
                                                                           1998          1997         1998            1997
---------------------------------------------------------------------------------------------         --------------------

Revenue                     Hotels                                     $   748           722          1,447          1,389
                            Gaming                                         665           638          1,362          1,274
                            ----------------------------------------------------------------          --------------------
                                                                         1,413         1,360          2,809          2,663

Expenses                    Hotels                                         594           582          1,191          1,164
                            Gaming                                         564           553          1,164          1,104
                            Corporate, net                                  18            22             31             35
                            ----------------------------------------------------------------          --------------------
                                                                         1,176         1,157          2,386          2,303
                            ----------------------------------------------------------------          --------------------
Operating Income                                                           237           203            423            360

                            Interest and dividend income                     7            10             18             23
                            Interest expense                               (53)          (45)          (103)           (88)
                            Interest expense, net, from
                              equity investments                            (3)           (5)            (9)            (9)
Income Before Income Taxes  ----------------------------------------------------------------          --------------------
and Minority Interest                                                       188          163            329            286
                            Provision for income taxes                       80           67            141            118
                            Minority interest, net                            2            3              5              7
                            ----------------------------------------------------------------          --------------------

NET INCOME                                                             $    106           93            183            161
                            ----------------------------------------------------------------          --------------------
                            ----------------------------------------------------------------          --------------------

BASIC EARNINGS PER SHARE                                               $    .41          .36            .71            .62
                            ----------------------------------------------------------------          --------------------
                            ----------------------------------------------------------------          --------------------

DILUTED EARNINGS PER SHARE                                             $    .39          .34            .68            .60
                            ----------------------------------------------------------------          --------------------
                            ----------------------------------------------------------------          --------------------

HILTON HOTELS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions)

                                                                             June 30,        December 31,
                                                                               1998              1997
---------------------------------------------------------------------------------------------------------

Assets                   Cash and equivalents                              $    316                 330
                         Temporary investments                                   32                  43
                         Accounts receivable, net                               429                 403
                         Other current assets                                   257                 235
                         ------------------------------------------------------------------------------
                            Total current assets                              1,034               1,011

                         Investments                                            712                 409
                         Property and equipment, net                          5,815               4,994
                         Goodwill                                             1,326               1,313
                         Other assets                                           118                  99
                         --------------------------------------------------------------------------------
                            Total investments, property and other asset       7,971               6,815
                         --------------------------------------------------------------------------------
                         Total Assets                                      $  9,005               7,826
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------



Liabilities and          Accounts payable and accrued expenses             $    845                 865
Stockholders' Equity     Current maturities of long-term debt                    65                  65
                         Income taxes payable                                    44                  11
                         --------------------------------------------------------------------------------
                            Total current liabilities                           954                 941

                         Long-term debt                                       3,763               2,709
                         Deferred income taxes and other liabilities            837                 793
                         Stockholders' equity                                 3,451               3,383
                         --------------------------------------------------------------------------------
                         Total Liabilities and Stockholders' Equity        $  9,005               7,826
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

HILTON HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)


                                                                                       Six months ended
                                                                                            June 30,
                                                                                    1998                  1997
---------------------------------------------------------------------------------------------------------------
Operating Activities     Net income                                             $   183                    161
                         Adjustments to reconcile net income to net
                             cash provided by operating activities:
                             Depreciation and amortization                          162                    140
                             Amortization of loan costs                               2                      1
                             Change in working capital components:
                               Other current assets                                 (48)                    82
                               Accounts payable and accrued expenses                (10)                   (53)
                               Income taxes payable                                  33                     30
                             Change in deferred income taxes                        -                      (58)
                             Change in other liabilities                             (8)                   (75)
                             Distributions from equity investments (less than)
                                 in excess of earnings                              (16)                    12
                             Other                                                  (15)                   (12)
                        ---------------------------------------------------------------------------------------

                           Net cash provided by operating activities                283                    228
---------------------------------------------------------------------------------------------------------------

Investing Activities       Capital expenditures                                    (353)                  (309)
                           Additional investments                                  (334)                   (98)
                           Change in temporary investments                           11                     (3)
                           Proceeds from property sales                             -                      100
                           Payments on notes and other                               26                     25
                           Acquisitions, net of cash acquired                      (398)                   (69)
                        ---------------------------------------------------------------------------------------

                           Net cash used in investing activities                 (1,048)                   (354)
---------------------------------------------------------------------------------------------------------------

Financing Activities       Change in commercial paper borrowings
                              and revolving loans                                   580                   (527)
                           Long-term borrowings                                     480                    670
                           Reduction of long-term debt                             (193)                   (76)
                           Issuance of common stock                                  11                     15
                           Purchase of common stock                                 (81)                   -
                           Cash dividends                                           (46)                   (47)
                        ---------------------------------------------------------------------------------------

                           Net cash provided by financing activities                751                     35
---------------------------------------------------------------------------------------------------------------

Decrease in Cash and Equivalents                                                    (14)                   (91)
Cash and Equivalents at Beginning of Year                                           330                    388
---------------------------------------------------------------------------------------------------------------

Cash and Equivalents at End of Period                                           $   316                    297
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------



see notes to consolidiated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  GENERAL
----------------

The consolidated financial statements presented herein have been prepared by Hilton Hotels Corporation and subsidiaries (Hilton or the Company) in accordance with the accounting policies described in its 1997 Annual Report to Stockholders and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The statements for the three and six months ended June 30, 1998 and 1997 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

The consolidated financial statements for the 1997 periods reflect certain reclassifications to conform with classifications adopted in 1998. These reclassifications have no effect on net income.

NOTE 2:  CONSOLIDATION OF AFFILIATES
------------------------------------

The consolidated financial statements include the following amounts related to managed hotels:


                                           Three months ended             Six months ended
                                               June 30,                      June 30,
                                         1998           1997           1998           1997
                                         ----           ----           ----           ----
                                            (in millions)                  (in millions)

Revenue                                 $ 409            478            909            971
Operating expenses, including
  remittances to owners                   385            442            842            902



                                          At June 30, 1998               At December 31, 1997
                                          ----------------               --------------------
Current assets(1) and current
  liabilities                                 $ 281                               299


(1) Including cash and equivalents of $81 and $126, respectively.

On November 20, 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus in EITF 97-2 "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

Upon the adoption of EITF 97-2, which is expected to be in the fourth quarter of 1998, the Company will no longer include in its financial statements the revenues, operating expenses and working capital of its managed properties. Application of EITF 97-2 will have no impact on reported operating income, net income, earnings per share or stockholders' equity.

Note 3:  Earnings Per Share
---------------------------

Basic EPS is computed by dividing net income available to common stockholders (net income less preferred dividends of $3 million in each quarter and $7 million in each six month period) by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding totaled 247 million for the three and six months ended June 30, 1998 and 249 million for the three and six months ended June 30, 1997. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of the assumed exercise of stock options and convertible securities increased the weighted average number of common shares by 32 million for the three and six months ended June 30, 1998 and 31 million for the three and six months ended June 30, 1997. In addition, the increase to net income resulting from interest on convertible securities assumed to have not been paid was $4 million for each of the three month periods ended June 30, 1998 and 1997 and $7 million for each of the six month periods ended June 30, 1998 and 1997.

Note 4:  Separation of Hotel And Gaming Businesses, Acquisition of Grand
------------------------------------------------------------------------
 Casinos, Inc.
 -------------


In June 1998, the Company announced that it will separate its gaming and lodging operations, thereby creating a new publicly held gaming company. The separation will be accomplished through a tax free distribution to Hilton shareholders of the shares of its gaming company. Following completion of the distribution, a subsidiary of the new gaming company will merge with the Mississippi gaming operations (the "Mississippi Casino Business") of Grand Casinos, Inc. ("Grand") in a transaction comprised entirely of the new gaming company stock.

Both transactions are subject to certain shareholder and regulatory approvals and are expected to be completed by year-end 1998. The Company plans to obtain a ruling from the Internal Revenue Service that the distribution will not be taxable to the Company or its shareholders. The Boards of Directors of both the Company and Grand have approved the transactions.

Under the distribution, Hilton shareholders will receive one share of the new gaming company for every share owned in Hilton Hotels Corporation. Pursuant to the merger with the new gaming company, the new gaming company will acquire Grand's three casino operations in Tunica, Gulfport and Biloxi, Mississippi. Grand shareholders will receive shares of the new gaming company determined by an exchange ratio based upon a "valuation factor" for Grand's Mississippi Casino Business and for the new gaming company business. Upon consummation of the merger, Hilton shareholders are expected to own, subject to fluctuation based on certain factors, approximately 86.4 percent of the new gaming company, with Grand shareholders owning approximately 13.6 percent.

Total consideration for the Mississippi Casino Business to be acquired by the new gaming company is expected to be approximately $1.2 billion, including assumption of approximately $550 million of Grand's net debt estimated to be outstanding as of December 31, 1998.

The valuation factor used for each company is based on a notional enterprise value ($1.2 billion for the Mississippi Casino Business and approximately $6.025 billion for the new gaming company) minus, in each case, estimated debt as of the closing date ("net equity value"). "Debt" is defined to include indebtedness for money borrowed, increases in net working capital (excluding certain items) from year-end 1997 levels, and certain unfunded budgeted capital expenditures for projects currently underway. The actual number of gaming company shares issuable to Grand shareholders will be determined by the relationship between the relative net equity values of the two companies at closing (with further adjustments in the event of increases in the outstanding shares of the companies, other than as a result of option exercises or conversion of Hilton preferred stock).

The downward adjustment in the number of gaming company shares issuable to Grand shareholders is limited, and no further downward adjustment will be made if the Mississippi Casino Business net equity value at closing drops below $617.6 million. In the event the Mississippi Casino Business net equity value is $617.6 million or less and the new gaming company's net equity value remains consistent with the assumptions made in establishing the exchange ratio, Grand shareholders would receive approximately 13% of the combined company. In the event that the net equity value of the Mississippi Casino Business is less than $585.1 million, the new gaming company may terminate the merger agreement.

Note 5:  Supplemental Cash Flow Information
--------------------------------------------

                                               Six months ended
                                                    June 30,
                                              1998           1997
                                              ----           ----
                                                 (in millions)
Cash paid during the period for the
  following:

Interest, net of amounts capitalized         $  76            81
Income taxes                                    98            75



Note 6:  Supplemental Segment Data
----------------------------------

Supplemental hotel segment data for the three and six months ended June 30, 1998 and 1997 are as follows:


                                         Three months ended             Six months ended
                                              June 30,                        June 30,
                                         1998           1997           1998           1997
                                         ----           ----           ----           ----
                                            (in millions)                  (in millions)
Revenue
   Rooms                               $  429            416            827            797
   Food and beverage                      210            200            405            384
   Franchise fees                          14             15             26             27
   Other products and services             95             91            189            181
                                        -----          -----          -----          -----
                                          748            722          1,447          1,389
                                        -----          -----          -----          -----
Expenses
   Rooms                                  103            104            201            203
   Food and beverage                      150            144            295            283
   Other expenses, including
      remittances to owners               341            334            695            678
                                        -----          -----          -----          -----
                                          594            582          1,191          1,164
                                        -----          -----          -----          -----
Hotel operating income                 $  154            140            256            225
                                        -----          -----          -----          -----
                                        -----          -----          -----          -----


Supplemental gaming segment data for the three and six months ended June 30, 1998 and 1997 are as follows:



                                           Three months ended            Six months ended
                                               June 30,                      June 30,
                                         1998           1997            1998           1997
                                         ----           ----            ----           ----
                                             (in millions)                  (in millions)
Revenue
   Rooms                               $   85             86            165            165
   Food and beverage                       68             63            138            129
   Casino                                 471            448            975            898
   Other products and services             41             41             84             82
                                        -----          -----          -----          -----
                                          665            638          1,362          1,274
                                        -----          -----          -----          -----
Expenses
   Rooms                                   32             28             57             57
   Food and beverage                       54             55            121            111
   Casino                                 255            242            521            484
   Other expenses, including
      remittances to owners               223            228            465            452
                                        -----          -----          -----          -----
                                          564            553          1,164          1,104
                                        -----          -----          -----          -----
Gaming operating income                $  101             85            198            170
                                        -----          -----          -----          -----
                                        -----          -----          -----          -----


Note 7:  Comprehensive Income
-----------------------------

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The Company has adopted SFAS No. 130 beginning January 1, 1998. The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements or in the footnotes to the interim financial statements. Comprehensive income for the three and six months ended June 30, 1998 and 1997 is as follows:


                                         Three months ended            Six months ended
                                               June 30,                     June 30,
                                         1998           1997           1998           1997
                                         ----           ----           ----           ----
                                            (in millions)                 (in millions)

Net Income                             $  106             93            183            161
  Change in unrealized holding gains
    on securities                           1              2             (4)            11
                                        -----          -----          -----          -----
Comprehensive Income                   $  107             95            179            172
                                        -----          -----          -----          -----
                                        -----          -----          -----          -----


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

LIQUIDITY

For the six months ended June 30, net cash provided by operating activities was $283 million and $228 million in 1998 and 1997, respectively. The increase was attributable primarily to continued strength at many of the Company's U.S. owned and partially owned hotels, the addition of "The Wild Wild West" casino in Atlantic City and significantly improved results at the Las Vegas Hilton.


ACQUISITIONS AND CAPITAL SPENDING

Cash used in investing activities was $1.048 billion in the 1998 six month period compared to $354 million last year. The increase was due primarily to new hotel acquisitions and construction costs on the Paris Casino-Resort in Las Vegas. Expenditures required to complete acquisitions and capital spending programs in 1998 will be financed through available cash flows and general corporate borrowings.


Growth in the hotel segment continues through selective acquisition of large full-service hotels in major market locations. In December 1997 and January 1998, the Company acquired the remaining interests in the Chicago Hilton and Towers, San Francisco Hilton and Towers, Washington Hilton and Towers, Rye Town Hilton and Capital Hilton from The Prudential Insurance Company of America for a total cost of $27 million, thereby increasing the Company's ownership interest in each property to 100%.


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

In January 1998, the Company purchased The Prospect Company's 92.5% ownership interest in the 458-room McLean Hilton and office building complex in McLean, Virginia located just outside Washington D.C., thereby increasing the Company's ownership interest to 100%. In March 1998, the Company purchased the 300-room Hilton at Short Hills, a "Five Diamond" hotel located in Short Hills, New Jersey.


In April 1998, the Company purchased the 407-room Westin Hotel in Charlotte, North Carolina (re-named the Hilton Charlotte) and the 395-room DFW Lakes Hilton Executive Conference Center at Dallas-Ft. Worth International Airport for a combined cost of approximately $170 million. In July 1998, the Company purchased the 405-room Hilton Brunswick and Towers in East Brunswick, New Jersey at a cost of approximately $49 million.


In June 1998, the Company announced that it had entered into an agreement with The Prudential Insurance Company of America to restructure their joint venture ownership of the 2,545-room Hilton Hawaiian Village . Under the agreement, the Company plans to increase its investment in the joint venture by as much as $400 million and assume a controlling financial interest.


In addition to an estimated $870 million in 1998 expenditures related to the aforementioned hotel acquisitions and projects, the Company intends to spend approximately $100 million in the hotel segment in 1998 on normal capital replacements, upgrades and compliance projects. Additionally, the Company expects to make further acquisitions in 1998.


Growth in the gaming segment occurs primarily through acquisition and new development. In April 1997, the Company began construction on the $760 million, 2,900-room Paris Casino-Resort which will feature an 85,000 square foot casino, a 50-story replica of the Eiffel Tower, thirteen restaurants, 130,000 square feet of convention space and a retail shopping complex with a French influence. This project, which is adjacent to Bally's Las Vegas, is expected to be completed in the 1999 third quarter.

In June 1997, Bally's Grand Inc., a majority owned subsidiary of the Company which owns Bally's Las Vegas, agreed to settle pending shareholder litigation and pursuant thereto repurchased certain outstanding shares of common stock and warrants. As a result, the Company's indirect ownership of Bally's Grand Inc. increased from 84% to 95% at a cost of $55 million. Under the terms of the settlement, the Company acquired the remaining interest in March 1998 for $44 million, increasing the Company's ownership to 100%.


The Company's 22,000 square foot SpaceQuest casino addition at the Las Vegas Hilton opened in November 1997, in conjunction with its venture with Paramount Parks, Inc. for an attraction called "Star Trek: The Experience at the Las Vegas Hilton," which opened in January 1998. The Company's share of costs for this project totaled approximately $70 million.


In addition to an estimated $550 million in 1998 expenditures related to acquisitions and new construction, the Company anticipates spending approximately $180 million in the gaming segment in 1998 on normal capital replacements, ADA/safety compliance projects, structural and technology upgrades and improvement projects that are evaluated on a ROI basis.


The expenditures discussed above do not include any costs associated with the proposed merger with the Mississippi gaming operations of Grand Casinos, Inc. (see "Recent Events" below) or any costs associated with any other potential acquisitions in which the Company may engage. The Company is continually evaluating acquisition opportunities and may at any time be negotiating to engage in a business combination transaction or other acquisition with respect to the gaming segment or the hotel segment. However, there can be no assurances that the Company will engage in any of such transactions.


FINANCING

Long-term debt at June 30, 1998 totaled $3.8 billion, compared with $2.7 billion at December 31, 1997. For the six months ended June 30, 1998, cash provided by financing activities totaled $751 million compared to $35 million in the 1997 period. The 1998 period includes additional commercial paper borrowings to fund capital expenditures and acquisitions and increased debt related to the restructuring of the Hilton Hawaiian Village joint venture.


By virtue of the aforementioned agreement with Prudential to restructure the joint venture ownership of the Hilton Hawaiian Village, effective June 1, 1998 the Company was deemed to control the joint venture, thus requiring consolidation of this previously unconsolidated entity. The agreement also called for the refinancing of the joint venture's existing debt under a new joint venture credit facility. In accordance with the terms of the agreement, this new credit facility was used to borrow an additional $294 million which was loaned to a Prudential affiliate. The consolidation of the joint venture, which includes the total borrowings under the new facility, resulted in an increase in consolidated debt of $480 million.


At June 30, 1998, approximately $860 million of the aggregate commitment of the Company's five year $1.75 billion revolving credit facility supported the issuance of commercial paper, leaving approximately $890 million of the revolving bank debt facility available to the Company at such date.


On October 16, 1997, the Company filed a shelf registration statement (Shelf) with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. At June 30, 1998, available financing under the Shelf totaled $2.1 billion. The Company may at any time issue securities under the Shelf and the terms of any additional securities offered pursuant to the Shelf will be determined by market conditions at the time of issuance.


Pursuant to the Company's stock repurchase program, during the 1998 first quarter the Company repurchased 2.8 million shares of common stock, or 14 percent of the total authorized to be repurchased, for an aggregate purchase price of $81 million. The Company may, at any time, repurchase up to 15.7 million remaining shares authorized for repurchase pursuant to such program. The timing of stock purchases are made at the discretion of the Company's management, subject to certain business and market conditions.

RESULTS OF OPERATIONS

The following discussion presents an analysis of the Company's results of operations for the three and six months ended June 30, 1998 and 1997.
EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash items) is presented supplementally in the tables below and in the discussion of operating results because management believes it allows for a more complete analysis of results of operations. Non-cash items, such as asset write-downs and impairment losses, are excluded from EBITDA as these items do not impact operating results on a recurring basis. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or net income), nor should it be considered as an indicator of the overall financial performance of the Company. The Company's calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.


COMPARISON OF FISCAL QUARTERS ENDED JUNE 30, 1998 AND 1997

OVERVIEW

A summary of the Company's consolidated revenue and earnings for the three months ended June 30, 1998 and 1997 is as follows:


(in millions, except per share amounts)       1998           1997     % CHANGE
                                              ----           ----     --------
Revenue                                    $ 1,413          1,360           4%
Operating income                               237            203          17%
Net income                                     106             93          14%
Basic EPS                                      .41            .36          14%
Diluted EPS                                    .39            .34          15%

Other Operating Data
--------------------
EBITDA
 Hotels                                    $   184            162          14%
 Gaming                                        157            136          15%
 Corporate expense, net                        (17)           (20)        (15%)
                                           -------         ------
   Total                                   $   324            278          17%
                                           -------         ------
                                           -------         ------


HOTELS

Hotel revenue for the 1998 second quarter was $748 million, an increase of four percent over 1997. EBITDA from the hotel division was $184 million for the 1998 second quarter, a 14 percent increase compared to $162 million a year ago, while hotel operating income increased ten percent to $154 million from $140 million last year.

Consolidated revenue was negatively impacted by decreased occupancies and average rates at the Company's managed properties in Asia and the Middle East. Excluding the impact of these declines, hotel revenue increased five percent.

Second quarter results at the Company's U.S. properties were affected by the timing of the Easter holiday period, which typically results in reduced occupancy levels. The Easter holiday fell in the month of April during 1998 and in the month of March in the prior year. Occupancy for comparable U.S. owned and managed hotels was 75.7 percent in the 1998 quarter compared to
79.7 percent in the 1997 period. The average room rate increased nine percent to $158.17 from $144.76 in the prior year.

EBITDA from the Company's ten major full-service properties totaled $121 million in the 1998 second quarter, which, on a comparable basis, represented a 13 percent increase over the prior year. EBITDA margins at these hotels improved 2 points to 40 percent due primarily to higher average rates. Combined EBITDA from the Waldorf=Astoria and the New York Hilton and Towers increased $8 million or 26 percent over the 1997 second quarter. Growth in the individual business traveler (IBT) segment contributed to increases in revenue per available room (REVPAR) at these two properties of 10 percent and 14 percent, respectively. Combined EBITDA from the Chicago Hilton and Towers, the O'Hare Hilton and the Palmer House Hilton increased $5 million or 19 percent over the prior year quarter on a combined REVPAR increase of ten percent. Each of these three properties achieved significant room rate growth from the IBT segment. EBITDA at the San Francisco Hilton and Towers increased $3 million in the second quarter. Strong IBT demand offset by a decline in leisure and contract room nights boosted the average rate by 15 percent for the quarter, though occupancy fell by 6.5 points. This property also benefited from fees associated with the cancellation of certain conventions. On a comparable basis, EBITDA contribution from the Hilton Hawaiian Village in Honolulu declined over $2 million from the prior period. Occupancy at this property decreased 9.5 points due to a significant decline in convention and international room nights, the latter due to adverse economic conditions in Asia which affected travel to Hawaii.

Occupancy for these ten major full-service hotels (which also includes properties in New Orleans and Washington D.C.) was 79.9 percent versus 84.3 percent in the 1997 quarter. The average room rate increased ten percent to $181.97 in the 1998 second quarter from $164.69 and REVPAR improved five percent between periods. Excluding the impact of Hawaii from these ten properties, EBITDA increased 17 percent and REVPAR increased eight percent.

Hotel division results in the quarter also benefited from $9 million in EBITDA from newly acquired properties and the required full consolidation of the Hilton Hawaiian Village results beginning June 1, 1998 due to the aforementioned restructuring.

Depreciation and amortization for the hotel segment, including the Company's proportionate share of equity investments, increased $4 million over the prior year to $30 million due primarily to new acquisitions.

Although the supply-demand balance in the Company's major markets generally remains favorable, future operating results could be adversely impacted by increased capacity and weak demand. These conditions could limit the Company's ability to pass through inflationary increases in operating costs in the form of higher rates. Increases in transportation and fuel costs or sustained recessionary periods in the U.S. (affecting domestic travel) and internationally (affecting inbound travel from abroad) could also unfavorably impact future results. However, the Company believes that its financial strength, market presence and diverse product line will enable it to remain extremely competitive.

GAMING

Total gaming revenue increased four percent in the 1998 second quarter to $665 million from $638 million in 1997. Casino revenue, a component of gaming revenue, increased five percent to $471 million in 1998 compared to $448 million in the prior year quarter. EBITDA from the gaming division was $157 million, a 15 percent increase from $136 million in the prior year quarter, and gaming operating income increased 19 percent to $101 million from $85 million last year. The Company's gaming division benefited from the July 1997 opening of "The Wild Wild West" casino at Bally's Park Place in Atlantic City and significantly improved results at the Las Vegas Hilton.

EBITDA at the Las Vegas Hilton increased $12 million over the prior year quarter, more than doubling last year's results. Second quarter occupancy grew 7.3 points to 89.0 percent due to strong demand in May and June. Total casino revenue increased 34 percent due to significantly higher volumes both in table games and slots. Table game and slot win increased 44% and 51%, respectively, in the quarter. Results at the Las Vegas Hilton are more volatile than the Company's other casinos because this property caters to the premium play segment of the market. Future fluctuations in premium play volume and win percentage could result in continued volatility in the results at this property. However, the Company believes that its implementation of new casino marketing and entertainment strategies and the opening of the "Star Trek" attraction and SpaceQuest casino has broadened the Las Vegas Hilton's customer base and increased non-premium play volume.

EBITDA from the Flamingo Hilton - Las Vegas remained flat with the prior year quarter. Occupancy was flat at 93.3 percent, with average rate down four percent to $81.67. Bally's Las Vegas generated EBITDA of $22 million in the 1998 second quarter, a decrease of $1 million from last year. Lower table game volume and a lower than normal win percentage impacted results for the quarter. Occupancy declined 1.4 points and the average rate declined four percent to $87.96.

Combined EBITDA from the Reno Hilton and the Flamingo Hilton - Reno increased $1 million from the 1997 quarter. Both Reno properties recorded higher occupancy and casino volume compared to the 1997 period.

Occupancy for the Nevada hotel-casinos was 90.6 percent in the 1998 second quarter compared to 88.3 percent last year. The average room rate for the Nevada properties was $76.14 compared to $77.99 in the prior period.

In Atlantic City, Bally's Park Place generated EBITDA of $41 million, an increase of 17 percent from last year's $35 million. The increase was primarily attributable to the opening of "The Wild Wild West" casino in July 1997. The Atlantic City Hilton reported EBITDA of $8 million, $1 million above the second quarter last year. The improvement was due to higher table game drop and win as well as increased non-casino revenues as a result of the property's new 300-room tower.

Occupancy for the Atlantic City hotel-casinos was 93.0 percent in the 1998 second quarter compared to 94.0 percent last year. The average room rate for the Atlantic City properties was $82.58 compared to $92.83 in the 1997 quarter. New hotel room supply in the Atlantic City market has put downward pressure on room rates.

Combined EBITDA from the company's riverboat properties in Mississippi, Louisiana, and Missouri increased $3 million over last year's quarter, while EBITDA contribution from the company's two hotel-casinos in Australia decreased $2 million due to adverse conditions in Asia and continued weakness of the Australian dollar.

Depreciation and amortization for the gaming division, including the Company's proportionate share of equity investments, increased $5 million to $56 million in the second quarter of 1998, due primarily to the Las Vegas and Atlantic City expansion projects completed in 1997.

The gaming industry continues to experience growth primarily in existing markets. The Las Vegas and Atlantic City markets are becoming increasingly competitive due to new developments and expansion projects which challenge the Company's existing market share. These projects could adversely impact the Company's future gaming income.

CORPORATE ACTIVITY

Corporate expense declined $4 million to $18 million in the 1998 quarter. The 1997 period includes a $5 million non-recurring accrual for certain litigation costs.

Interest and dividend income decreased $3 million in the 1998 period to $7 million due to lower investment balances. Consolidated interest expense increased $8 million to $53 million due primarily to higher average debt levels resulting from acquisition spending and a full quarter of a higher average cost of debt resulting from the Company issuing long-term fixed notes to replace floating rate debt in 1997.

The effective income tax rate for the 1998 period increased to 42.6 percent compared to 41.1 percent for 1997. The Company's effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND 1997

OVERVIEW

A summary of the Company's consolidated revenue and earnings for the six months ended June 30, 1998 and 1997 is as follows:


(in millions, except per share amounts)       1998           1997     % CHANGE
                                              ----           ----     --------
Revenue                                    $ 2,809          2,663           5%
Operating income                               423            360          18%
Net income                                     183            161          14%
Basic EPS                                      .71            .62          15%
Diluted EPS                                    .68            .60          13%


Other Operating Data
--------------------
EBITDA
 Hotels                                    $   314            273          15%
 Gaming                                        310            269          15%
 Corporate expense, net                        (30)           (33)         (9%)
                                           -------         ------
   Total                                   $   594            509          17%
                                           -------         ------
                                           -------         ------


HOTELS

Hotel revenue for the 1998 six month period was $1.4 billion, an increase of four percent over 1997. Hotel EBITDA increased $41 million or 15 percent to $314 million compared to $273 million a year ago, while hotel operating income increased 14 percent to $256 million from $225 million last year. Excluding the Company's managed properties in Asia and the Middle East, hotel revenue increased by five percent. Occupancy from comparable U.S. owned and managed hotels was 73.8 percent in the 1998 period compared to 76.3 percent last year. The average room rate increased nine percent to $158.50.

EBITDA from the Company's ten major full-service properties increased $27 million or 16 percent over the prior year. For the six month period, EBITDA margins at these hotels improved 2 points to 36 percent due primarily to higher average rates and operating efficiencies. Combined EBITDA from the Waldorf=Astoria and the New York Hilton and Towers increased $12 million or 26 percent over 1997. Growth in the higher-rated individual business traveler (IBT) segment helped to partially offset a decline in leisure room nights resulting in REVPAR growth at these two properties of eight percent and 12 percent, respectively.

Combined EBITDA from the Chicago Hilton and Towers, the O'Hare Hilton and the Palmer House Hilton increased $10 million or 31 percent over the prior year on a combined REVPAR increase of 12 percent. The combined increase in REVPAR was attributable primarily to significantly higher room rates in the IBT segment. EBITDA at the San Francisco Hilton and Towers increased $5 million in the six month period as strong IBT demand and rates helped to offset declines in leisure stays, conventions and contract business. This property also benefited from fees associated with the cancellation of certain conventions in the 1998 second quarter. On a comparable basis, EBITDA contribution from the Hilton Hawaiian Village declined $3 million from the prior period. Six month occupancy at this property declined 6.7 points due to a 16 percent decline in leisure room nights. Economic conditions in Asia continue to adversely impact inbound travel to Hawaii.

Occupancy for these ten major full-service hotels (which also includes properties in New Orleans and Washington D.C.) was 76.4 percent versus 79.1 percent in the 1997 period. The average room rate increased nine percent to $177.78 in 1998 from $162.89, and REVPAR improved five percent between periods. Excluding the impact of Hawaii from these ten properties, EBITDA increased 21 percent and REVPAR increased eight percent.

In the 1998 six month period, the hotel division also benefited from new acquisitions which contributed $10 million in EBITDA.

Depreciation and amortization for the hotel division, including the Company's proportionate share of equity investments, increased $6 million to $58 million due primarily to new acquisitions.

GAMING

Total gaming revenue increased seven percent in the six month period to $1.4 billion. Casino revenue, a component of gaming revenue, increased nine percent to $975 million in 1998 compared to $898 million in the prior year. EBITDA from the gaming division was $310 million, a 15 percent increase from $269 million in the prior year, and gaming operating income increased 16 percent to $198 million from $170 million in 1997. The gaming division's six month results benefited from the July 1997 opening of "The Wild Wild West" casino at Bally's Park Place in Atlantic City, significantly improved operations at the Las Vegas Hilton and the introduction of 300 hotel rooms at the Conrad International Punta del Este Resort and Casino in late 1997.

EBITDA at the Las Vegas Hilton increased $9 million over the prior year to $39 million. Total casino revenue increased 16 percent due to significantly higher volumes both in non-baccarat table games and slots. Overall table game and slot win increased 18% and 29%, respectively, in the six month period. While the average rate was flat at $106.07, a 2.5 point increase in occupancy to 88.4 percent positively impacted non-casino revenues.

EBITDA from the Flamingo Hilton - Las Vegas declined $1 million from the prior year to $55 million due to lower table game volume and win and a decline in non-casino revenues. Occupancy declined 1.2 points to 91.6 percent, and the average rate fell four percent to $79.86. Bally's Las Vegas generated EBITDA of $47 million for the six month period, a decrease of $3 million from the prior year. The decline was due to a three point decrease in table game win percentage combined with lower overall volume. Occupancy declined 1.6 points, while the average rate was flat at $94.12.

Combined EBITDA from the Reno Hilton and the Flamingo Hilton - Reno increased $5 million from 1997. Six month occupancy and casino volume increased substantially over the 1997 period.

Occupancy and average rate for the Nevada hotel-casinos was 88.4 percent and $77.50, respectively, each comparable to the prior period.

In Atlantic City, Bally's Park Place generated EBITDA of $78 million, an increase of 20 percent from last year's $65 million, due primarily to the opening of "The Wild Wild West" casino in July 1997. The Atlantic City Hilton reported EBITDA of $12 million, $1 million above last year. The improvement was due to higher table game drop and win as well as increased revenues as a result of the property's new 300-room tower.

Occupancy for the Atlantic City hotel-casinos was 93.6 percent in the 1998 period compared to 92.0 percent last year. The average room rate for the Atlantic City properties was $78.12, down nine percent from $85.90 last year.


Combined EBITDA from the company's riverboat properties in Mississippi, Louisiana, and Missouri increased $8 million over last year, while EBITDA contribution from the company's two hotel-casinos in Australia decreased nearly $1 million due to adverse conditions in Asia and weakness of the Australian dollar.

The opening of 300 hotel rooms in the latter half of 1997 resulted in significant growth in casino volume of the 43% owned Conrad International Punta del Este Resort and Casino in Uruguay. EBITDA totaled $16 million in the six month period, an $11 million increase over the prior year. Results from this property are highly seasonal, with the peak season falling in the first quarter.

Depreciation and amortization for the gaming division, including the Company's proportionate share of equity investments, increased $13 million to $112 million in the 1998 period due primarily to the Las Vegas and Atlantic City expansion projects completed in 1997.

CORPORATE ACTIVITY

Interest and dividend income decreased $5 million in the 1998 period to $18 million in 1997 due to lower investment balances. Consolidated interest expense increased $15 million to $103 million due primarily to higher average debt levels resulting from acquisition spending and a full six months of a higher average cost of debt resulting from the Company issuing long-term fixed notes to replace floating rate debt in 1997. The effective income tax rate for the 1998 period increased to 42.9 percent from 41.3 percent in 1997.

RECENT EVENTS

In June 1998, the Company announced that it will separate its gaming and lodging operations, thereby creating a new publicly held gaming company. The separation will be accomplished through a tax free distribution to Hilton shareholders of the shares of its gaming company. Following completion of the distribution, a subsidiary of the new gaming company will merge with the Mississippi gaming operations (the "Mississippi Casino Business) of Grand Casinos, Inc. ("Grand") in a transaction comprised entirely of the new gaming company stock.

Both transactions are subject to certain shareholder and regulatory approvals and are expected to be completed by year-end 1998. The Company plans to obtain a ruling from the Internal Revenue Service that the distribution will not be taxable to the Company or its shareholders. The Boards of Directors of both the Company and Grand have approved the transactions.

Under the distribution, Hilton shareholders will receive one share of the new gaming company for every share owned in Hilton Hotels Corporation. Pursuant to the merger with the new gaming company, the new gaming company will acquire Grand's three casino operations in Tunica, Gulfport and Biloxi, Mississippi. Grand shareholders will receive shares of the new gaming company determined by an exchange ratio based upon a "valuation factor" for Grand's Mississippi Casino Business and for the new gaming company business. Upon consummation of the merger, Hilton shareholders are expected to own, subject to fluctuation based on certain factors, approximately 86.4 percent of the new gaming company, with Grand shareholders owning approximately 13.6 percent.

Total consideration for the Mississippi Casino Business to be acquired by the new gaming company is expected to be approximately $1.2 billion, including assumption of approximately $550 million of Grand's net debt estimated to be outstanding as of December 31, 1998.

The valuation factor used for each company is based on a notional enterprise value ($1.2 billion for the Mississippi Casino Business and approximately $6.025 billion for the new gaming company) minus, in each case, estimated debt as of the closing date ("net equity value").
"Debt" is defined to include indebtedness for money borrowed, increases in net working capital (excluding certain items) from year-end 1997 levels, and certain unfunded budgeted capital expenditures for projects currently underway. The actual number of gaming company shares issuable to Grand shareholders will be determined by the relationship between the relative net equity values of the two companies at closing (with further adjustments in the event of increases in the outstanding shares of the companies, other than as a result of option exercises or conversion of Hilton preferred stock).

The downward adjustment in the number of gaming company shares issuable to Grand shareholders is limited, and no further downward adjustment will be made if the Mississippi Casino Business net equity value at closing drops below $617.6 million. In the event the Mississippi Casino Business net equity value is $617.6 million or less and the new gaming company's net equity value remains consistent with the assumptions made in establishing the exchange ratio, Grand shareholders would receive approximately 13% of the combined company. In the event that the net equity value of the Mississippi Casino Business is less than $585.1 million, the new gaming company may terminate the merger agreement.

OTHER MATTERS

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

On November 20, 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus in EITF 97-2 "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

Upon the implementation of EITF 97-2, which is expected to be in the fourth quarter of 1998, the Company will no longer include in its financial statements the revenues, operating expenses and working capital of its managed properties. Application of EITF 97-2 to the Company's financial statements would have reduced each of revenues and operating expenses for the three and six months ended June 30, 1998 by $385 million and $842 million, respectively, and would have reduced each of revenues and operating expenses for the three and six months ended June 30, 1997 by $442 million and $902 million, respectively. Current assets and current liabilities at June 30, 1998 and December 31, 1997 would be reduced by $281 million and $299 million, respectively. Application of EITF 97-2 would have no impact on reported operating income, net income, earnings per share or stockholders' equity.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report, including without limitation, those set forth under the captions "Financial Condition", "Results of Operations", "Recent Events" and "Other Matters", and statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private
Securities Litigation Reform Act of 1995.   The words "believes", "anticipates",
"expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, and are subject to certain risks and uncertainties, including those identified above under "Financial Condition" and those in the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
1997 under the captions "Additional Information - Business Risks",
"Competition" and "Gaming Operations", which could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II        OTHER INFORMATION

ITEM 5.        OTHER INFORMATION

On May 21, 1998, the Securities and Exchange Commission adopted an amendment to Rule 14a-4 promulgated under the Securities Exchange Act of 1934, as amended, which governs a company's use of its discretionary proxy voting authority with respect to certain stockholder proposals raised at a stockholders meeting. The Company's bylaws contain an advance notice provision that requires that notice of stockholder proposals be received by the Company not less than 60 days prior to an annual meeting in order to be properly brought before the meeting. This bylaw provision will govern under amended Rule 14a-4.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS

2.1 Agreement and Plan of Merger with Grand Casinos, Inc. dated as of June 30, 1998. Schedules to such agreement are referenced therein and have not been filed. The Company will furnish supplementally to the Securities and Exchange Commission any omitted schedule.

27.       Financial data schedule for the six month period ended June 30, 1998.

99.1      Shareholder Support Agreement dated as of June 30, 1998.

(b)       REPORTS ON FORM 8-K

          The Company filed a Report on Form 8-K dated July 1, 1998, under Item 5 Other Events announcing the execution of an Agreement and Plan of Merger with Grand Casinos, Inc.

          The Company filed a Report on Form 8-K dated July 10, 1998, under Item 5 Other Events announcing the adoption by the Company's Board of Directors of a Preferred Share Purchase Rights Plan to replace its existing rights plan which expires on July 27, 1998.

          The Company filed a Report on Form 8-K dated July 22, 1998, under Item 5 Other Events to report results for the three and six month periods ended June 30, 1998.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HILTON HOTELS CORPORATION
                                                    (Registrant)


Date:  August 5, 1998              /s/ MATTHEW J. HART
                                   ---------------------------
                                       Matthew J. Hart
                                       Executive Vice President and
                                         Chief Financial Officer




Date:  August 5, 1998              /s/ THOMAS E. GALLAGHER
                                   ---------------------------
                                       Thomas E. Gallagher
                                       Executive Vice President and
                                         General Counsel