Form 10-Q
period 1998-09-30
HILTON HOTELS CORP
filed 1998-11-02
CIK 47580

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998

                                                         OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the transition period from.................. to .......................


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1998 --- Common Stock, $2.50 par value
--- 260,772,408 shares.

PART I  FINANCIAL INFORMATION

Company or group of companies for which report is filed:

                   HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1.     FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)



                                                     Three months ended          Nine months ended
                                                       September 30,               September 30,
                                                       1998         1997      1998           1997
-------------------------------------------------------------------------    ---------------------
Revenue                        Hotels                $   662         654      2,109        2,043
                               Gaming                    671         660      2,033        1,934
                               -------------------------------------------    --------------------
                                                       1,333       1,314      4,142        3,977

Expenses                       Hotels                    536         541      1,727        1,705
                               Gaming                    574         561      1,738        1,665
                               Corporate, net             15          14         46           49
                               -------------------------------------------    --------------------
                                                       1,125       1,116      3,511        3,419

                               -------------------------------------------    --------------------
Operating Income                                         208         198        631          558

                               Interest and
                                dividend income            9          11         27           34
                               Interest expense          (61)        (43)      (164)        (131)
                               Interest expense,
                                net, from equity
                                investments               (4)         (4)       (13)         (13)
                               -------------------------------------------    -------------------

Income Before Income Taxes
and Minority Interest                                    152         162        481          448
                               Provision for
                                income taxes              66          66        207          184
                               Minority interest, net      7           2         12            9
                               -------------------------------------------    -------------------

Net Income                                           $    79          94        262          255
--------------------------------------------------------------------------    -------------------
--------------------------------------------------------------------------    -------------------


Basic Earnings Per Share                             $   .31         .36       1.02          .98
--------------------------------------------------------------------------    -------------------
--------------------------------------------------------------------------    -------------------

Diluted Earnings Per Share                           $   .30         .35        .98          .95
--------------------------------------------------------------------------    -------------------
--------------------------------------------------------------------------    -------------------


HILTON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

                                                                                     September 30,        December 31,
                                                                                              1998                1997
-----------------------------------------------------------------------------------------------------------------------
Assets                   Cash and equivalents                                     $            221                 330
                         Temporary investments                                                  30                  43
                         Accounts receivable, net                                              420                 403
                         Other current assets                                                  220                 235
                         ----------------------------------------------------------------------------------------------

                            Total current assets                                               891               1,011

                         Investments                                                           434                 409
                         Property and equipment, net                                         6,420               4,994
                         Goodwill                                                            1,329               1,313
                         Other assets                                                          121                  99
                         ----------------------------------------------------------------------------------------------

                            Total investments, property and other assets                     8,304               6,815
                         ----------------------------------------------------------------------------------------------

                         Total Assets                                            $           9,195               7,826
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------




Liabilities and          Accounts payable and accrued expenses                   $             888                 865
Stockholders' Equity     Current maturities of long-term debt                                  104                  65
                         Income taxes payable                                                   53                  11
                         ----------------------------------------------------------------------------------------------

                            Total current liabilities                                        1,045                 941

                         Long-term debt                                                      3,812               2,709
                         Deferred income taxes and other liabilities                           831                 793
                         Stockholders' equity                                                3,507               3,383
                         ----------------------------------------------------------------------------------------------

                         Total Liabilities and Stockholders' Equity              $           9,195               7,826
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------


HILTON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

                                                                                                  Nine months ended
                                                                                                    September 30,
                                                                                                  1998          1997
------------------------------------------------------------------------------------------------------------------------
Operating Activities          Net income                                                     $         262          255
                              Adjustments to reconcile net income to net
                                cash provided by operating activities:
                                Depreciation and amortization                                          247          216
                                Amortization of loan costs                                               3            2
                                Change in working capital components:
                                  Other current assets                                                  (7)          46
                                  Accounts payable and accrued expenses                                 33            4
                                  Income taxes payable                                                  42           19
                                Change in deferred income taxes                                         21          (33)
                                Change in other liabilities                                             (5)         (90)
                                Distributions from equity investments (less than)
                                    in excess of earnings                                              (19)          11
                                Other                                                                  (12)         (16)
                            --------------------------------------------------------------------------------------------

                              Net cash provided by operating activities                                565          414
------------------------------------------------------------------------------------------------------------------------

Investing Activities          Capital expenditures                                                    (606)        (384)
                              Additional investments                                                   (75)        (123)
                              Change in temporary investments                                           12            1
                              Proceeds from property sales                                               -          100
                              Payments on notes and other                                               39           36
                              Acquisitions, net of cash acquired                                      (818)        (124)
                            --------------------------------------------------------------------------------------------

                              Net cash used in investing activities                                 (1,448)        (494)
------------------------------------------------------------------------------------------------------------------------

Financing Activities          Change in commercial paper borrowings
                                 and revolving loans                                                   642         (815)
                              Long-term borrowings                                                     480          994
                              Reduction of long-term debt                                             (216)         (94)
                              Issuance of common stock                                                  18           24
                              Purchase of common stock                                                 (81)           -
                              Cash dividends                                                           (69)         (70)
                            --------------------------------------------------------------------------------------------

                              Net cash provided by financing activities                                774           39
------------------------------------------------------------------------------------------------------------------------

Decrease in Cash and Equivalents                                                                      (109)         (41)
Cash and Equivalents at Beginning of Year                                                              330          388
------------------------------------------------------------------------------------------------------------------------

Cash and Equivalents at End of Period                                                      $           221          347
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

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

The statements for the three and nine months ended September 30, 1998 and 1997 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

The consolidated financial statements for the 1997 periods reflect certain reclassifications to conform with classifications adopted in 1998. These reclassifications have no effect on net income.


NOTE 2:  CONSOLIDATION OF AFFILIATES

The consolidated financial statements include the following amounts related to managed hotels:


                                                  Three months ended                     Nine months ended
                                                     September 30,                          September 30,
                                                 1998              1997                1998               1997
                                                 ----              ----                ----               ----
                                                    (in millions)                           (in millions)
Revenue                                         $ 314               424                 1,223            1,395
Operating expenses, including
  remittances to owners                           294               393                 1,136            1,295

                                                At September 30, 1998                   At December 31, 1997
                                                ---------------------                  ---------------------
Current assets(1) and current liabilities               $ 257                                     299


(1)   Including cash and equivalents of $69 and $126, respectively.

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

NOTE 3:  EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common stockholders (net income less preferred dividends of $3 million in each quarter and $10 million in each nine month period) by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding totaled 248 million and 247 million for the three and nine months ended September 30, 1998, respectively and 250 million for the three and nine months ended September 30, 1997. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of the assumed exercise of stock options and convertible securities increased the weighted average number of common shares by 29 million and 31 million for the three and nine months ended September 30, 1998, respectively and 32 million and 31 million for the three and nine months ended September 30, 1997, respectively. In addition, the increase to net income resulting from interest on convertible securities assumed to have not been paid was $4 million for each of the three month periods ended September 30, 1998 and 1997 and $11 million for each of the nine month periods ended September 30, 1998 and 1997.

NOTE 4: SEPARATION OF HOTEL AND GAMING BUSINESSES, ACQUISITION OF GRAND CASINOS, INC.

In June 1998, the Company announced that it will separate its gaming and lodging operations, thereby creating a new publicly held gaming company. The separation will be accomplished through a tax free distribution to Hilton shareholders of the shares of its gaming company, which will be named Park Place Entertainment Corporation (Park Place). Following completion of the distribution, a subsidiary of Park Place will merge with the Mississippi gaming operations (the Mississippi Casino Business) of Grand Casinos, Inc. (Grand) in exchange for the issuance of Park Place stock to the holders of Grand stock.

Both transactions are expected to be completed by year-end 1998, subject to certain shareholder and regulatory approvals. The Company plans to obtain a ruling from the Internal Revenue Service that the distribution will not be taxable to the Company or its shareholders. The Boards of Directors of both the Company and Grand have approved the transactions.

Under the distribution, Hilton shareholders will receive one share of Park Place for every share owned in Hilton Hotels Corporation. Pursuant to the merger, Park Place will acquire Grand's three casino operations in Tunica, Gulfport and Biloxi, Mississippi. Grand shareholders will receive shares of Park Place determined by an exchange ratio based upon a "valuation factor" for Grand's Mississippi Casino Business and for Park Place. Upon consummation of the merger, Hilton shareholders are expected to own approximately 86.4 percent of Park Place, with Grand shareholders owning approximately 13.6 percent, although these percentages are subject to change.

The valuation factor used for each company is based on a notional enterprise value ($1.2 billion for the Mississippi Casino Business and approximately $6.025 billion for Park Place) minus, in each case, estimated debt as of the closing date ("net equity value"). "Debt" is defined to include indebtedness for money borrowed, increases in net working capital (excluding certain items) from year-end 1997 levels, and certain unfunded budgeted capital expenditures for projects currently underway. The actual number of Park Place shares issuable to Grand shareholders will be determined by the relationship between the relative net equity values of the two companies at closing (with further adjustments in the event of changes in the outstanding shares of the companies, other than as a result of option exercises or conversion of Hilton preferred stock).

If the Mississippi Casino Business net equity value at closing is below $617.6 million and more than $585.1 million, then it will be deemed to be equal to $617.6 million for the purposes of determining the number of Park Place shares issuable to Grand shareholders. In the event the Mississippi Casino Business net equity value is between $617.6 million and $585.1 million and Park Place's net equity value remains consistent with the assumptions made in establishing the exchange ratio, Grand shareholders would receive approximately 13% of the combined company. In the event that the net equity value of the Mississippi Casino Business is less than $585.1 million, Park Place may terminate the merger agreement.

NOTE 5:  SUPPLEMENTAL CASH FLOW INFORMATION


                                                                          Nine months ended
                                                                             September 30,
                                                                       1998                  1997
                                                                       ----                  ----
                                                                             (in millions)
Cash paid during the period for the following:

Interest, net of amounts capitalized                                 $   89                   103
Income taxes                                                            118                   142


NOTE 6:  SUPPLEMENTAL SEGMENT DATA

Supplemental hotel segment data for the three and nine months ended September 30, 1998 and 1997 are as follows:

                                                         Three months ended                  Nine months ended
                                                            September 30,                       September 30,
                                                          1998         1997                  1998         1997
                                                          ----         ----                  ----         ----
                                                            (in millions)                      (in millions)
Revenue
   Rooms                                                $  392          392                 1,219        1,189
   Food and beverage                                       161          161                   566          545
   Franchise fees                                           15           13                    41           40
   Other products and services                              94           88                   283          269
                                                       -------       ------               -------       ------
                                                           662          654                 2,109        2,043
                                                       -------       ------               -------       ------
Expenses
   Rooms                                                   100          104                   301          307
   Food and beverage                                       132          132                   427          415
   Other expenses, including
      remittances to owners                                304          305                   999          983
                                                       -------       ------               -------       ------
                                                           536          541                 1,727        1,705
                                                       -------       ------               -------       ------
Hotel operating income                                  $  126          113                   382          338
                                                       -------       ------               -------       ------
                                                       -------       ------               -------       ------

Supplemental gaming segment data for the three and nine months ended September 30, 1998 and 1997 are as follows:

                                                         Three months ended                  Nine months ended
                                                             September 30,                      September 30,
                                                          1998         1997                  1998         1997
                                                          ----         ----                  ----         ----
                                                            (in millions)                       (in millions)
Revenue
   Rooms                                              $     74           78                   239          243
   Food and beverage                                        65           66                   203          195
   Casino                                                  493          471                 1,468        1,369
   Other products and services                              39           45                   123          127
                                                      --------       ------               -------       ------
                                                           671          660                 2,033        1,934
                                                      --------       ------               -------       ------
Expenses
   Rooms                                                    29           29                    86           86
   Food and beverage                                        61           57                   182          168
   Casino                                                  264          259                   785          743
   Other expenses, including
      remittances to owners                                220          216                   685          668
                                                      --------       ------               -------       ------
                                                           574          561                 1,738        1,665
                                                      --------       ------               -------       ------
Gaming operating income                               $     97           99                   295          269
                                                      --------       ------               -------       ------
                                                      --------       ------               -------       ------

NOTE 7:  COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The Company has adopted SFAS No. 130 beginning January 1, 1998. The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements or in the footnotes to the interim financial statements. Comprehensive income for the three and nine months ended September 30, 1998 and 1997 is as follows:


                                                         Three months ended                 Nine months ended
                                                            September 30,                      September 30,
                                                          1998         1997                  1998         1997
                                                          ----         ----                  ----         ----
                                                            (in millions)                      (in millions)
Net Income                                             $    79           94                  262           255
      Change in unrealized holding gains
          or losses on securities                           (9)           5                  (13)           16
                                                       -------       ------               -------       ------
Comprehensive Income                                   $    70           99                  249           271
                                                       -------       ------               -------       ------
                                                       -------       ------               -------       ------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

LIQUIDITY

For the nine months ended September 30, net cash provided by operating activities was $565 million and $414 million in 1998 and 1997, respectively. The increase was attributable primarily to continued strength at many of the Company's U.S. owned and partially owned hotels, newly acquired hotel properties, significantly improved results at the Las Vegas Hilton, the addition of 300 hotel rooms at the Company's casino in Punta del Este, Uruguay and a full period of operations of "The Wild Wild West" casino in Atlantic City.

ACQUISITIONS AND CAPITAL SPENDING

Cash used in investing activities was $1.4 billion in the 1998 nine month period compared to $494 million last year. The increase was due primarily to new hotel acquisitions and construction costs on the Paris Casino-Resort in Las Vegas. Expenditures required to complete acquisitions and capital spending programs in 1998 will be financed through available cash flows and general corporate borrowings.

Growth in the hotel segment continues through selective acquisition of large full-service hotels in major market locations. In December 1997 and January 1998, the Company acquired the remaining interests in the Hilton Chicago & Towers, Hilton San Francisco & Towers, Hilton Washington & Towers, Hilton Rye Town and Capital Hilton from The Prudential Insurance Company of America (Prudential), thereby increasing the Company's ownership interest in each property to 100%.

In January 1998, the Company purchased The Prospect Company's 92.5% ownership interest in the 458-room Hilton McLean and office building complex in McLean, Virginia located just outside Washington D.C., thereby increasing the Company's ownership interest to 100%. In March 1998, the Company purchased the 300-room Hilton Short Hills, a "Five Diamond" hotel located in Short Hills, New Jersey.

In April 1998, the Company purchased the 407-room Westin Hotel in Charlotte, North Carolina (re-named the Hilton Charlotte) and the 395-room DFW Lakes Hilton Executive Conference Center at Dallas-Ft. Worth International Airport. In July 1998, the Company purchased the 405-room Hilton New Brunswick & Towers in East Brunswick, New Jersey.

In June 1998, the Company announced that it had entered into an agreement with Prudential to restructure their joint venture ownership of the 2,545-room Hilton Hawaiian Village. In September 1998, the Company increased its investment in the joint venture from 50% to 98%. In August 1998, the Company acquired a 75% interest in the 585-room Pointe Hilton Tapatio Cliffs Resort in Phoenix, Arizona.

The Company is currently renovating the Hilton New York & Towers. This project, which includes new restaurants, a state-of-the-art business/conference center, a world-class fitness facility and an exclusive Towers Lounge overlooking Manhattan, is expected to be completed in late 1999. The Company is also in the process of constructing a new 600-room hotel at the center of Boston's Logan Airport, which is expected to be completed in late 1999.

In addition to an estimated $750 million in 1998 expenditures related to the aforementioned hotel acquisitions and an estimated $185 million related to construction projects, the Company intends to spend approximately $120 million in the hotel segment in 1998 on normal capital replacements, upgrades and compliance projects. The Company is also evaluating several additional hotel acquisitions.

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

In addition to an estimated $550 million in 1998 expenditures related to acquisitions and new construction, the Company anticipates spending approximately $170 million in the gaming segment in 1998 on normal capital replacements, ADA/safety compliance projects, structural and technology upgrades and $50 million on improvement projects that are evaluated on a ROI basis.

The expenditures discussed above do not include any costs associated with the proposed separation of Hilton's lodging and gaming operations and the proposed merger relating to the Mississippi gaming operations of Grand Casinos, Inc. (see "Recent Events" below) or any costs associated with any other potential acquisitions in which the Company may engage. The Company is continually evaluating acquisition opportunities and may at any time be negotiating to engage in a business combination transaction or other acquisition with respect to the gaming segment or the hotel segment. However, there can be no assurances that the Company will engage in any of such transactions.

FINANCING

Long-term debt at September 30, 1998 totaled $3.8 billion, compared with $2.7 billion at December 31, 1997. For the nine months ended September 30, 1998, cash provided by financing activities totaled $774 million compared to $39 million in the 1997 period. The 1998 period includes additional commercial paper borrowings to fund acquisitions and capital expenditures and increased debt related to the restructuring of the Hilton Hawaiian Village joint venture.

By virtue of the aforementioned agreement with Prudential to restructure the joint venture ownership of the Hilton Hawaiian Village, effective June 1, 1998 the Company was deemed to control the joint venture, thus requiring consolidation of this previously unconsolidated entity. The agreement also called for the refinancing of the joint venture's existing debt under a new joint venture credit facility. In accordance with the terms of the agreement, this new credit facility was used to borrow an additional $294 million which was loaned to a Prudential affiliate and subsequently redeemed to increase the Company's investment in the joint venture from 50% to 98%. The consolidation of the joint venture, which includes the total borrowings under the new facility, resulted in an increase in consolidated debt of $480 million.

At September 30, 1998, approximately $923 million of the aggregate commitment of the Company's $1.75 billion revolving credit facility supported the issuance of commercial paper, leaving approximately $827 million of the revolving bank debt facility available to the Company at such date.

On October 16, 1997, the Company filed a shelf registration statement (Shelf) with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. At September 30, 1998, available financing under the Shelf totaled $2.1 billion. The Company may at any time issue securities under the Shelf and the terms of any additional securities offered pursuant to the Shelf will be determined by market conditions at the time of issuance.

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

STOCKHOLDERS' EQUITY

On October 3, 1998, 14.8 million shares of the Company's Preferred Redeemable Increased Dividend Equity Securities, 8% PRIDES Convertible Preferred Stock were converted into 13.6 million shares of common stock.

RESULTS OF OPERATIONS

The following discussion presents an analysis of the Company's results of operations for the three and nine months ended September 30, 1998 and 1997. EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash items) is presented supplementally in the tables below and in the discussion of operating results because management believes it allows for a more complete analysis of results of operations. Non-cash items, such as asset write-downs and impairment losses, are excluded from EBITDA as these items do not impact operating results on a recurring basis. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or net income), nor should it be considered as an indicator of the overall financial performance of the Company. The Company's calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.

COMPARISON OF FISCAL QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

OVERVIEW

A summary of the Company's consolidated revenue and earnings for the three months ended September 30, 1998 and 1997 is as follows:


(in millions, except per share amounts)               1998             1997            % Change
                                                      ----             ----            --------
Revenue                                             $1,333            1,314               1 %
Operating income                                       208              198               5 %
Net income                                              79               94             (16)%
Basic EPS                                              .31              .36             (14)%
Diluted EPS                                            .30              .35             (14)%

OTHER OPERATING DATA
EBITDA
   Hotels                                           $  159              137              16 %
   Gaming                                              151              153              (1)%
   Corporate expense, net                              (13)             (14)             (7)%
                                                  --------          -------
     Total                                          $  297              276               8 %
                                                  --------          -------
                                                  --------          -------

HOTELS

Hotel revenue for the 1998 third quarter was $662 million, an increase of one percent over 1997. EBITDA from the hotel division was $159 million for the 1998 third quarter, a 16 percent increase compared to $137 million a year ago, while hotel operating income increased 12 percent to $126 million from $113 million last year.

Consolidated hotel revenue was negatively impacted by decreased occupancies and average rates at the Company's properties in Hawaii, Asia and the Middle East. In addition, third quarter results at the Company's U.S. properties were affected by the timing of religious holidays that, in 1997, fell in the fourth quarter and post-summer business travel activity starting later than usual due to the timing of Labor Day. Excluding the impact of the Company's properties in Hawaii, Asia and the Middle East, hotel revenue increased four percent.

Occupancy for comparable U.S. owned and managed hotels was 74.9 percent in the 1998 quarter compared to 78.4 percent in the 1997 period. The average room rate increased seven percent to $147.72 from $137.79 in the prior year.

EBITDA from the Company's ten major full-service properties totaled $95 million in the 1998 third quarter, which, on a comparable basis, represented a 15 percent increase over the prior year. EBITDA margins at these hotels improved two points to 34 percent due primarily to higher average rates. Combined EBITDA from The Waldorf=Astoria and the Hilton New York & Towers increased $5 million or 24 percent over the 1997 third quarter. Double-digit average rate growth in the leisure segment and increased demand in the higher rated group market contributed to increases in revenue per available room (REVPAR) at these two properties of nine percent and seven percent, respectively. Combined EBITDA from the Hilton Chicago & Towers, the Hilton Chicago O'Hare Airport and the Palmer House Hilton increased $6 million or 29 percent over the prior year quarter on a combined REVPAR increase of seven percent and one-time real estate tax credits of approximately $2 million. Each of these three properties achieved significant room rate growth from the individual business traveler (IBT) segment. EBITDA at the Hilton San Francisco & Towers declined slightly due to reduced international leisure and convention room nights. Inbound travel to Hawaii continued to be impacted by the Asian economic crisis. On a comparable basis, EBITDA contribution from the Hilton Hawaiian Village in Honolulu declined $2 million from the prior year period. Occupancy at this property decreased six points due to a significant decline in leisure room nights.

Occupancy for these ten major full-service hotels (which also includes properties in New Orleans and Washington D.C.) was 80.7 percent versus 83.2 percent in the 1997 quarter. The average room rate increased six percent to $166.57 in the 1998 third quarter from $157.05 and REVPAR improved three percent between periods. Excluding the impact of Hawaii from these ten properties, EBITDA increased 21 percent and REVPAR increased six percent.

Hotel division results in the quarter also benefited from newly acquired properties and the required full consolidation of the Hilton Hawaiian Village results beginning June 1, 1998 due to the aforementioned restructuring. On a same store basis, consolidated hotel EBITDA increased eight percent over the prior year.

Depreciation and amortization for the hotel segment, including the Company's proportionate share of equity investments, increased $9 million over the prior year to $33 million due primarily to new acquisitions.

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

GAMING

Total gaming revenue increased two percent in the 1998 third quarter to $671 million from $660 million in 1997. Casino revenue, a component of gaming revenue, increased five percent to $493 million in 1998 compared to $471 million in the prior year quarter. EBITDA from the gaming division was $151 million, a one percent decrease from $153 million in the prior year quarter, and gaming operating income decreased two percent to $97 million from $99 million last year. The Company's gaming division was impacted by difficult market conditions in Reno, lower than expected REVPAR due to sluggish market conditions in Las Vegas and a comparatively low table game hold percentage combined with lower margins at Bally's Park Place in Atlantic City.

EBITDA at the Las Vegas Hilton increased $6 million over the prior year quarter, more than doubling last year's results. Total casino revenue increased significantly due to higher volumes both in non-baccarat table games and slots. The Company's efforts to broaden the property's domestic customer base have resulted in significant increases in non-baccarat table game and slot volume and a decrease in baccarat play. Table game (excluding baccarat) and slot win increased 66 percent and 11 percent, respectively. Baccarat volume decreased 26 percent, however total baccarat win increased 69 percent due to a significantly higher win percentage in the 1998 quarter. Despite third quarter occupancy growth of three points to 83.2 percent, the property's non-casino revenue decreased $1 million as a result of an 11 percent drop in the average room rate. Results at the Las Vegas Hilton are more volatile than the Company's other casinos because this property caters to the premium play segment of the market. Future fluctuations in premium play volume and win percentage could result in continued volatility in the results at this property. However, the Company believes that its implementation of new casino marketing and entertainment strategies has broadened the Las Vegas Hilton's domestic customer base and increased non-premium play volume.

EBITDA from the Flamingo Hilton - Las Vegas decreased $3 million from the prior year quarter, primarily due to a decline in the property's non-casino revenue. Occupancy decreased two points to 87.6 percent and average rate declined seven percent to $69.02. An 18 percent increase in slot win was partially offset by a 13 percent decrease in table game win. Bally's Las Vegas generated EBITDA of $20 million in the 1998 third quarter, an increase of $1 million from last year. A decrease in non-casino revenues softened the impact of the property's increases in table game and slot win. Occupancy was up fractionally while average rate decreased six percent to $81.19

Combined EBITDA from the Reno Hilton and the Flamingo Hilton - Reno decreased $6 million from the 1997 quarter. Both Reno properties recorded lower occupancy and lower average rate compared to the 1997 period due to difficult conditions that are continuing to challenge the market.

Occupancy for the Nevada hotel-casinos was 87.5 percent in the 1998 third quarter compared to 86.6 percent last year. The average room rate for the Nevada properties was $67.88 compared to $72.46 in the prior year period.

In Atlantic City, Bally's Park Place generated EBITDA of $52 million, a decrease of 12 percent from last year's $59 million. The decrease was primarily attributable to lower margins and low table game hold and slot win combined with a difficult comparison due to the impact of the successful grand opening of "The Wild Wild West" casino in the 1997 third quarter. The Atlantic City Hilton reported EBITDA of $19 million,

$6 million above the third quarter last year. The improvement was due to higher table game drop and win and the impact of the property's 300-room tower construction on pedestrian traffic, which reduced gaming volume in the 1997 quarter.

Occupancy for the Atlantic City hotel-casinos was 96.8 percent in the 1998 third quarter compared to 95.1 percent last year. The average room rate for the Atlantic City properties was $94.76 compared to $103.13 in the 1997 quarter. New hotel room supply in the Atlantic City market has put downward pressure on room rates.

Combined EBITDA from the Company's riverboat properties in Mississippi, Louisiana, and Missouri increased $3 million over last year's quarter, while EBITDA contribution from the Company's two hotel-casinos in Australia was comparable to the prior year quarter in spite of adverse conditions in Asia and continued weakness of the Australian dollar.

Depreciation and amortization for the gaming division, including the Company's proportionate share of equity investments, was $54 million in the third quarters of 1998 and 1997.

The gaming industry continues to experience growth primarily in existing markets. The Las Vegas and Atlantic City markets are becoming increasingly competitive due to new developments and expansion projects which challenge the Company's existing market share. These projects could adversely impact the Company's future gaming income.

CORPORATE ACTIVITY

Interest and dividend income decreased $2 million in the 1998 period to $9 million due to lower investment balances. Consolidated interest expense increased $18 million to $61 million due primarily to higher average debt levels resulting from acquisition spending.

The effective income tax rate for the 1998 period increased to 43.4 percent compared to 40.7 percent for 1997. The Company's effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

OVERVIEW

A summary of the Company's consolidated revenue and earnings for the nine months ended September 30, 1998 and 1997 is as follows:


(in millions, except per share amounts)                            1998             1997            % Change
                                                                   ----             ----            --------
Revenue                                                          $4,142            3,977               4 %
Operating income                                                    631              558              13 %
Net income                                                          262              255               3 %
Basic EPS                                                          1.02              .98               4 %
Diluted EPS                                                         .98              .95               3 %



OTHER OPERATING DATA
EBITDA
   Hotels                                                        $  473              410              15 %
   Gaming                                                           461              422               9 %
   Corporate expense, net                                           (43)             (47)             (9)%
                                                               --------          -------
     Total                                                       $  891              785              14 %
                                                               --------          -------
                                                               --------          -------


HOTELS

Hotel revenue for the 1998 nine month period was $2.1 billion, an increase of three percent over 1997. Hotel EBITDA increased $63 million or 15 percent to $473 million compared to $410 million a year ago, while hotel operating income increased 13 percent to $382 million from $338 million last year. Excluding the Company's properties in Hawaii, Asia and the Middle East, hotel revenue increased by six percent. Occupancy from comparable U.S. owned and managed hotels was 74.2 percent in the 1998 period compared to 77.0 percent last year. The average room rate increased eight percent to $154.87.

EBITDA from the Company's ten major full-service properties increased $38 million or 15 percent over the prior year. For the nine month period, EBITDA margins at these hotels improved three points to 36 percent due primarily to higher average rates and operating efficiencies. Combined EBITDA from The

Waldorf=Astoria and the Hilton New York & Towers increased $17 million or 25 percent over 1997. Growth in the higher-rated IBT segment was partially offset by a decline in leisure room nights resulting in REVPAR growth at these two properties of eight percent and ten percent, respectively. Combined EBITDA from the Hilton Chicago & Towers, the Hilton Chicago O'Hare Airport and the Palmer House Hilton increased $16 million or 30 percent over the prior year on a combined REVPAR increase of ten percent. The combined increase in REVPAR was attributable primarily to significantly higher room rates in the IBT segment along with increased IBT room night demand. EBITDA at the Hilton San Francisco & Towers increased $5 million in the nine month period as strong IBT demand and rates helped to offset declines in leisure stays and convention business. On a comparable basis, EBITDA contribution from the Hilton Hawaiian Village declined $5 million from the prior period as a significant decline in leisure room nights was partially offset by gains in IBT and group room nights. Economic conditions in Asia continue to adversely impact leisure travel to Hawaii.

Occupancy for these ten major full-service hotels (which also includes properties in New Orleans and Washington D.C.) was 77.7 percent versus 80.4 percent in the 1997 period. The average room rate increased eight percent to $174.06 in 1998 from $160.92, and REVPAR improved five percent between periods. Excluding the impact of Hawaii from these ten properties, EBITDA increased 21 percent and REVPAR increased seven percent.

In the 1998 nine month period, the hotel division also benefited from new acquisitions. On a same store basis, hotel EBITDA increased 11 percent compared to the prior period.

Depreciation and amortization for the hotel division, including the Company's proportionate share of equity investments, increased $15 million to $91 million due primarily to new acquisitions.

GAMING

Total gaming revenue increased five percent in the nine month period to $2.0 billion. Casino revenue, a component of gaming revenue, increased seven percent to $1.5 billion in 1998 compared to $1.4 billion in the prior year. EBITDA from the gaming division was $461 million, a nine percent increase from $422 million in the prior year, and gaming operating income increased ten percent to $295 million from $269 million in 1997. The gaming division's nine month results benefited from significantly improved results at the Las Vegas Hilton, the addition of 300 hotel rooms at the Conrad International Punta del Este Resort and Casino in late 1997 and the opening of "The Wild Wild West" Casino in Atlantic City.

EBITDA at the Las Vegas Hilton increased $15 million over the prior year to $50 million. The Company's efforts to broaden the property's domestic customer base have resulted in significant increases in non-baccarat table game and slot volume and a decrease in baccarat play. Non-baccarat table game win increased 50 percent and slot revenue increased 22 percent on higher volume and comparable win percentages. Baccarat volume decreased 18 percent from the prior year, however baccarat win increased 20 percent on a significantly increased win percentage.

EBITDA from the Flamingo Hilton - Las Vegas declined $4 million from the prior year to $77 million due to lower table game volume and win and a decline in non-casino revenues. Occupancy declined one point to 90.3 percent, and the average rate fell five percent to $76.31. Bally's Las Vegas generated EBITDA of $67 million for the nine month period, a decrease of $2 million from the prior year. The decline was due to a one point decrease in table game win percentage combined with lower drop and lower rooms revenue resulting from a one point decline in occupancy and a two percent decrease in the average rate to $89.76. Combined EBITDA from the Reno Hilton and the Flamingo Hilton - Reno decreased $1 million from 1997.

Occupancy for the Nevada hotel-casinos was 88.1 percent in the 1998 period compared to 87.8 percent last year. The average room rate for the Nevada properties was $74.28 compared to $75.68 in the prior year period.

In Atlantic City, Bally's Park Place generated EBITDA of $130 million, an increase of five percent from last year's $124 million, due primarily to the opening of "The Wild Wild West" casino in July 1997. The Atlantic City Hilton reported EBITDA of $31 million, $7 million above last year. The improvement was due to higher table game drop and win as well as increased non-casino revenues from the property's new 300-room tower.

Occupancy for the Atlantic City hotel-casinos was 94.7 percent in the 1998 period compared to 93.1 percent last year. The average room rate for the Atlantic City properties was $83.93, down nine percent from $92.34 last year.

Combined EBITDA from the Company's riverboat properties in Mississippi, Louisiana, and Missouri increased $7 million over last year, while EBITDA contribution from the Company's two hotel-casinos in Australia was flat at $19 million.

The opening of 300 hotel rooms in the latter half of 1997 resulted in significant growth in casino volume at the 43% owned Conrad International Punta del Este Resort and Casino in Uruguay. EBITDA totaled $18 million in the nine month period, a $13 million increase over the prior year. Results from this property are highly seasonal, with the peak season falling in the first quarter.

Depreciation and amortization for the gaming division, including the Company's proportionate share of equity investments, increased $13 million to $166 million in the 1998 period due primarily to the Las Vegas and Atlantic City expansion projects completed in 1997.

CORPORATE ACTIVITY

Interest and dividend income decreased $7 million in the 1998 period to $27 million due to lower investment balances. Consolidated interest expense increased $33 million to $164 million due primarily to higher average debt levels resulting from acquisition spending and a full nine months of a higher average cost of debt resulting from the Company issuing long-term fixed notes to replace floating rate debt in 1997. The effective income tax rate for the 1998 period increased to 43.0 percent from 41.1 percent in 1997.

RECENT EVENTS

In June 1998, the Company announced that it will separate its gaming and lodging operations, thereby creating a new publicly held gaming company. The separation will be accomplished through a tax free distribution to Hilton shareholders of the shares of its gaming company, which will be named Park Place Entertainment Corporation (Park Place). Following completion of the distribution, a subsidiary of Park Place will merge with the Mississippi gaming operations (the Mississippi Casino Business) of Grand Casinos, Inc. (Grand) in exchange for the issuance of Park Place stock to the holders of Grand stock.

Both transactions are expected to be completed by year-end 1998, subject to certain shareholder and regulatory approvals. The Company plans to obtain a ruling from the Internal Revenue Service that the distribution will not be taxable to the Company or its shareholders. The Boards of Directors of both the Company and Grand have approved the transactions.

Under the distribution, Hilton shareholders will receive one share of Park Place for every share owned in Hilton Hotels Corporation. Pursuant to the merger, Park Place will acquire Grand's three casino operations in Tunica, Gulfport and Biloxi, Mississippi. Grand shareholders will receive shares of Park Place determined by an exchange ratio based upon a "valuation factor" for Grand's Mississippi Casino Business and for Park Place. Upon consummation of the merger, Hilton shareholders are expected to own approximately 86.4 percent of Park Place, with Grand shareholders owning approximately 13.6 percent, although these percentages are subject to change.

The valuation factor used for each company is based on a notional enterprise value ($1.2 billion for the Mississippi Casino Business and approximately $6.025 billion for Park Place) minus, in each case, estimated debt as of the closing date ("net equity value"). "Debt" is defined to include indebtedness for money borrowed, increases in net working capital (excluding certain items) from year-end 1997 levels, and certain unfunded budgeted capital expenditures for projects currently underway. The actual number of Park Place shares issuable to Grand shareholders will be determined by the relationship between the relative net equity values of the two companies at closing (with further adjustments in the event of changes in the outstanding shares of the companies, other than as a result of option exercises or conversion of Hilton preferred stock).

If the Mississippi Casino Business net equity value at closing is below $617.6 million and more than $585.1 million, then it will be deemed to be $617.6 million for the purposes of determining the number of Park Place shares issuable to Grand shareholders. In the event the Mississippi Casino Business net equity value is between $617.6 million and $585.1 million and Park Place's net equity value remains consistent with the assumptions made in establishing the exchange ratio, Grand shareholders would receive approximately 13% of the combined company. In the event that the net equity value of the Mississippi Casino Business is less than $585.1 million, Park Place may terminate the merger agreement.

OTHER MATTERS

YEAR 2000

The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by its computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000, which could result in miscalculations or system failures.

The Company has a Year 2000 program, the objective of which is to determine and assess the risks of the Year 2000 issue, and plan and institute mitigating actions to minimize those risks. The Company's standard for compliance requires that for a computer system or business process to be Year 2000 compliant, it must be designed to operate without error in date and date-related data prior to, on and after January 1, 2000. The Company expects to be fully Year 2000 compliant with respect to all significant business systems prior to December 31, 1999.

The Company's various project teams are focusing their attention in the following major areas:

INFORMATION TECHNOLOGY (IT) SYSTEMS

Information technology systems account for much of the Year 2000 work and include all computer systems and technology managed by the Company. These core systems have been assessed, plans are in place, and work is being undertaken to test and implement changes where required. No significant remediation has been identified. The appropriate vendors and suppliers have been contacted as to their Year 2000 compliance and their deliverables have been factored into the Company's plans.

NON-IT SYSTEMS

An inventory of all property level non-IT systems (including elevators, electronic door locks, gaming devices, etc.) is near completion. The majority of these non-IT systems have been assessed, plans are in place, and work is being undertaken to test and implement changes where required. The appropriate vendors and suppliers have been contacted as to their Year 2000 compliance and their deliverables have been factored into the Company's plans.

SUPPLIERS

The Company is communicating with its significant suppliers to understand their Year 2000 issues and how they might prepare themselves to manage those issues as they relate to the Company. To date, no significant supplier has informed the Company that a material Year 2000 issue exists which will have a material effect on the Company.

During the remainder of the 1998 and 1999, the Company will continually review its progress against its Year 2000 plans and determine what contingency plans are appropriate to reduce its exposure to Year 2000 related issues.

Based on the Company's current assessment, the costs of addressing potential problems are expected to be less than $5 million. However, if the Company is unable to resolve its Year 2000 issues, contingency plans to update existing systems (i.e., reservation, payroll, etc.) are in place for which the Company expects the cost, if any, to be an additional $5 million. If the Company's customers or vendors identify significant Year 2000 issues in the future and are unable to resolve such issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

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

Upon the implementation of EITF 97-2, which is expected to be in the fourth quarter of 1998, the Company will no longer include in its financial statements the revenues, operating expenses and working capital of its managed properties. Application of EITF 97-2 to the Company's financial statements would have reduced each of revenues and operating expenses for the three and nine months ended September 30, 1998 by $294 million and $1.1 billion, respectively, and would have reduced each of revenues and operating expenses for the three and nine months ended September 30, 1997 by $393 million and $1.3 billion, respectively. Current assets and current liabilities at September 30, 1998 and December 31, 1997 would be reduced by $257 million and $299 million, respectively. Application of EITF 97-2 would have no impact on reported operating income, net income, earnings per share or stockholders' equity.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report, including without limitation, those set forth under the captions "Financial Condition," "Results of Operations," "Recent Events" and "Other Matters," and statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, and are subject to certain risks and uncertainties, including those identified above under "Financial Condition" and those in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 under the captions "Additional Information - Business Risks," "Competition" and "Gaming Operations," which could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II           OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

27. Financial data schedule for the nine month period ended September 30, 1998.

99.01 Amended and Restated Rights Agreement dated as of September 10, 1998 between the Company and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference from the Company's Form 8-A/A Registration Statement filed with the Securities and Exchange Commission on September 16, 1998.)

(b)      REPORTS ON FORM 8-K

         The Company filed a Report on Form 8-K dated August 21, 1998, under
         Item 5 Other Events announcing redemption of the outstanding shares of its Preferred Redeemable Increased Dividend Equity Securities, 8% PRIDES Convertible Preferred Stock on October 3, 1998.

         The Company filed a Report on Form 8-K dated September 14, 1998, under
         Item 5 Other Events announcing a revised earnings forecast for the 1998 third quarter.

         The Company filed a Report on Form 8-K dated October 20, 1998, under
         Item 5 Other Events to report results for the three and nine month periods ended September 30, 1998 and disclose certain information relating to Park Place and its proposed merger with Grand's Mississippi Casino Business.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  HILTON HOTELS CORPORATION
                                                       (Registrant)





Date:  November 2, 1998                           MATTHEW J. HART
                                                  ---------------
                                                  Matthew J. Hart
                                                  Executive Vice President and
                                                    Chief Financial Officer





Date:  November 2, 1998                           THOMAS E. GALLAGHER
                                                  -------------------
                                                  Thomas E. Gallagher
                                                  Executive Vice President and
                                                     General Counsel