Form 10-K405
period 1998-12-31
HILTON HOTELS CORP
filed 1999-03-30
CIK 47580

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

For the fiscal year ended December 31, 1998

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Based upon the March 15, 1999 New York Stock Exchange closing price of $15.25 per share, the aggregate market value of Registrant's outstanding Common Stock held by non-affiliates of the Registrant was approximately $3.4 billion. On that date, there were 261,069,367 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of Registrant's annual report to stockholders for the fiscal year ended December 31, 1998 are incorporated by reference under Parts I and II. Certain portions of Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                            ---------
PART I....................................................................................................          1

ITEM 1.      BUSINESS.....................................................................................          1
General Information.......................................................................................          1
  Current Operations......................................................................................          1
  Recent Developments.....................................................................................          1
  Ladbroke Alliance.......................................................................................          3
  Industry Segments.......................................................................................          3

Hotel Operations..........................................................................................          4
  Wholly and Partially Owned Hotels.......................................................................          4
  Managed Hotels..........................................................................................          7
  Franchise Hotels........................................................................................          9
  Expansion Program.......................................................................................          9
  Territorial Restrictions................................................................................         11
  Potential Acquisitions..................................................................................         11
  Property Transactions...................................................................................         11

Additional Information....................................................................................         12
  Vacation Ownership......................................................................................         12
  Casino Windsor..........................................................................................         12
  Flamingo Casino-Kansas City.............................................................................         12
  Design and Furnishing Services..........................................................................         12
  Reservation System......................................................................................         13
  Marketing...............................................................................................         13
  Business Risks..........................................................................................         13
  Competition.............................................................................................         13
  Statistical Data........................................................................................         14
  Year 2000...............................................................................................         14
  Forward-Looking Statements..............................................................................         15
  Environmental Matters...................................................................................         16
  Regulation and Licensing................................................................................         16
  Employees...............................................................................................         17

ITEM 2.      PROPERTIES...................................................................................         17

ITEM 3.      LEGAL PROCEEDINGS............................................................................         17

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................         18
Executive Officers of the Company.........................................................................         19

PART II...................................................................................................         20

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........................         20

Rights Agreement..........................................................................................         20

                                                                                                              PAGE
                                                                                                            ---------
ITEM 6.      SELECTED FINANCIAL DATA......................................................................         21

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS...................................................................................         21

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................         21

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................         22

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
             DISCLOSURE...................................................................................         22

PART III..................................................................................................         22

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................................         22

ITEM 11.     EXECUTIVE COMPENSATION.......................................................................         22

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............................         22

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................         22

PART IV...................................................................................................         23

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..............................         23
  (a) Index to Financial Statements.......................................................................         23
  (b) Reports on Form 8-K.................................................................................         23
  (c) Exhibits............................................................................................         23
Report of Independent Public Accountants on Supplemental Schedule.........................................         24
Schedule II--Valuation and Qualifying Accounts............................................................         25
Signatures................................................................................................         26
Index to Exhibits.........................................................................................         27

                                     PART I

ITEM 1.  BUSINESS

                              GENERAL INFORMATION

CURRENT OPERATIONS

    Hilton Hotels Corporation ("Hilton" or the "Company") is primarily engaged, together with its subsidiaries, in the ownership, management and franchising of hotels. As of February 1, 1999, all of these properties were located in the United States, with the exception of ten hotels operated under the Conrad International name, three franchise hotels operated in Canada and three franchise hotels operated in Mexico.

    On February 1, 1999, Hilton owned an interest in or leased and operated 38 hotels and managed 24 hotels owned by others. In addition, 185 hotels were operated under the Hilton-Registered Trademark-, Hilton Garden
Inn-Registered Trademark- and Hilton Suites-TM- names by others pursuant to franchises granted by the Company. The Company is also engaged in various other activities incidental or related to the operation of hotels. See "Additional Information."

    On December 31, 1998, the Company completed the spin-off of its gaming operations. See "Recent Developments--Separation of Gaming Business."

    Hilton was organized in the State of Delaware on May 29, 1946. Its principal executive offices are located at 9336 Civic Center Drive, Beverly Hills, California 90210, and its telephone number is (310) 278-4321.

    For additional information, see the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998 (the "Stockholder Report"). The Stockholder Report is included as Exhibit 13 to this Form 10-K and, to the extent specific references are made to the Stockholder Report, these provisions are incorporated in this Form 10-K by reference.

RECENT DEVELOPMENTS

    SEPARATION OF GAMING BUSINESS

    On December 31, 1998, the Company completed the spin-off of its gaming operations, thereby creating a new publicly-held gaming company called Park Place Entertainment Corporation ("Park Place"). The spin-off was accomplished through a tax free distribution to the Company's stockholders, on a one-for-one basis, of the shares of Park Place common stock (the "Park Place Distribution"). Following completion of the Park Place Distribution, a subsidiary of Park Place merged with the Mississippi gaming operations of Grand Casinos, Inc. The Park Place common stock is listed on the New York Stock Exchange and traded under the symbol "PPE."

    As a result of the Park Place Distribution, effective December 31, 1998, the Company disposed of all of its gaming operations, and all assets and liabilities related to the gaming operations, except as follows:

    - The Company retained its 50% ownership interest in the consortium that manages Casino Windsor for the Ontario provincial government. See "Additional Information--Casino Windsor."

    - On February 1, 1999, the Company opened the Conrad International Cairo which features an approximately 6,000 square foot amenity casino. The Company owns a 10% equity interest in, and manages, the Conrad International Cairo.

    - The Company owns and operates the Flamingo Casino-Kansas City in Kansas City, Missouri. The Company has entered into an agreement to sell this riverboat casino to a third party. Upon completion of such sale, the proceeds of the sale will be allocated between the Company and Park Place pursuant to an agreement entered into in connection with the Park Place Distribution. See "Additional Information--Flamingo Casino-Kansas City."

    HOTELS

        ACQUISITIONS

    Since January 1, 1998, the Company has increased its ownership of full-service hotels by acquiring 100% ownership interests in the following properties:

    - In March 1998, the Company acquired the 300-room Hilton Short Hills in Short Hills, New Jersey.

    - In April 1998, the Company acquired the 407-room Westin Hotel in Charlotte, North Carolina (renamed the Hilton Charlotte & Towers) and the 395-room Hilton DFW Lakes Executive Conference Center in Dallas, Texas.

    - In July 1998, Hilton acquired the 405-room Hilton East Brunswick & Towers in East Brunswick, New Jersey.

    - In December 1998, Hilton acquired the 394-room Sheraton Grande Torrey Pines in La Jolla, California (renamed the Hilton La Jolla Torrey Pines). Hilton leases the land underlying the hotel pursuant to a long-term lease.

    - In February 1999, the Company acquired the 495-room Radisson Plaza Hotel at Mark Center in Alexandria, Virginia (renamed the Hilton Alexandria Mark Center).

    The Company has also acquired ownership interests in the following full-service hotels since January 1, 1998:

    - In January 1998, the Company acquired the remaining 92.5% ownership interest in the 458-room Hilton McLean Tysons Corner.

    - In January 1998, the Company acquired from The Prudential Insurance Company of America ("Prudential") the remaining 17% ownership interest in the 1,543-room Hilton Chicago & Towers and the remaining fractional interest in the 1,895-room Hilton San Francisco & Towers.

    - In August 1998, the Company acquired a 75% ownership interest in the 585-room Pointe Hilton Tapatio Cliffs Resort in Phoenix, Arizona.

    - In September 1998, the Company acquired from Prudential an additional 48% ownership interest in the 2,545-room Hilton Hawaiian Village in Honolulu, Hawaii, increasing the Company's ownership interest to 98%.

        CONSTRUCTION AND RENOVATION

    The Company is renovating the Hilton New York & Towers, which will include new restaurants, a state-of-the-art business/conference center, a world-class fitness facility, an exclusive Towers Lounge overlooking Manhattan and 37 additional guest rooms. The Company expects to complete this project in late 1999. The Company is also constructing a new 600-room hotel at the center of Boston's Logan Airport, which the Company expects to complete in late 1999.

        FRANCHISE

    During 1998, the Company continued to improve its franchise business through the expansion of Hilton Garden Inn properties, the addition of high quality full-service properties and the removal of properties that do not meet the Company's standards. In 1998, the Company added 19 franchises to its system (including nine Hilton Garden Inn properties), while 11 franchise arrangements were terminated. At December 31, 1998, the Company had approximately 125 Hilton Garden Inn properties either open or under construction. The Company anticipates that approximately 200 Hilton Garden Inn properties will be either open or under construction by December 31, 2000.

        INTERNATIONAL

    In July 1998, the 400-room Casino Windsor hotel casino opened in Windsor, Ontario, Canada, which replaced a temporary casino. The Company owns a 50% equity interest in the consortium that manages Casino Windsor for the Ontario provincial government. In February 1999, the Company opened the 619-room Conrad International Cairo in Egypt.

        ADDITIONAL INFORMATION

    For a more detailed description of the Company's recent developments, see "Hotel Operations" and "Additional Information--Vacation Ownership" and "--Casino Windsor." For a description of the Company's planned expansion activities, see "Hotel Operations--Expansion Program." For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 23 in the Stockholder Report.

LADBROKE ALLIANCE

    The Company has entered into agreements with Ladbroke Group PLC ("Ladbroke"), whose wholly owned subsidiary, Hilton International Co. ("HI"), owns the rights to the Hilton name outside the United States. The agreements provide for the reunification of the Hilton brand worldwide through a strategic alliance between the companies, including cooperation on sales and marketing, loyalty programs and other operational matters. The Company and HI have integrated their reservation systems and worldwide sales offices, launched the Hilton HHonors-Registered Trademark- Worldwide loyalty program, developed joint marketing initiatives and adopted a new Hilton brand identity used by both companies. In addition, the alliance permits the Company and Ladbroke to acquire up to 20% of each other's outstanding capital stock and provides for potential mutual participation in certain future hotel development focusing primarily upon management contracts and franchises. To date, neither the Company nor Ladbroke has acquired an interest in each other's capital stock. Stephen F. Bollenbach, the Company's President and Chief Executive Officer, is a non-executive director of Ladbroke and Peter M. George, Chief Executive of Ladbroke, is a non-executive director of the Company.

INDUSTRY SEGMENTS

    Hilton's revenue and income are derived primarily from hotel operations, which include the operation of Hilton's owned, leased, partially owned and managed hotels, and franchise fees.

    The Company currently manages (and in some cases, partially owns) hotel properties in Belgium, Egypt, England, Hong Kong, Ireland, Singapore, Spain and Turkey. To date, the amounts of revenues, operating profits and identifiable assets attributable to geographic areas other than the United States have not been material.

                                HOTEL OPERATIONS

WHOLLY AND PARTIALLY OWNED HOTELS

    On February 1, 1999, Hilton wholly or partially owned and operated the following hotels. Each of these hotels is wholly owned in fee by Hilton, except as otherwise indicated in the table below.

                                                                     YEAR
                                                      NUMBER OF    ACQUIRED
NAME AND LOCATION                                   ROOMS/SUITES   BY HILTON
--------------------------------------------------  -------------  ---------
DOMESTIC

Hilton Anchorage                                             591     1997
  Anchorage, Alaska(1)
Hilton Atlanta Airport & Towers                              503     1960
  Atlanta, Georgia(2)
Hilton Charlotte & Towers                                    407     1998
  Charlotte, North Carolina
Hilton Chicago O'Hare Airport                                858     1991
  Chicago, Illinois(3)(4)
Hilton Chicago & Towers                                    1,543     1996
  Chicago, Illinois(5)
Palmer House Hilton                                        1,639     1988
  Chicago, Illinois(6)
Hilton DFW Lakes Executive Conference Center                 395     1998
  Dallas, Texas
Hilton East Brunswick & Towers                               405     1998
  East Brunswick, New Jersey(7)
Hilton Hawaiian Village                                    2,545     1998
  Honolulu, Hawaii(8)(9)
Hilton La Jolla Torrey Pines                                 394     1998
  La Jolla, California(3)
Hilton McLean Tysons Corner                                  458     1998
  McLean, Virginia(10)
Hilton New Orleans Airport                                   317     1959
  New Orleans, Louisiana(2)
Hilton New Orleans Riverside                               1,600     1994
  New Orleans, Louisiana(11)
Hilton New York & Towers                                   2,041     1996
  New York, New York(12)
Waldorf=Astoria                                            1,380     1977
  New York, New York(13)
Hilton Oakland Airport                                       363     1970
  Oakland, California(3)
Pointe Hilton Tapatio Cliffs Resort                          585     1998
  Phoenix, Arizona(9)(14)
Hilton Pittsburgh & Towers                                   714     1959
  Pittsburgh, Pennsylvania(3)

                                                                     YEAR
                                                      NUMBER OF    ACQUIRED
NAME AND LOCATION                                   ROOMS/SUITES   BY HILTON
--------------------------------------------------  -------------  ---------
Hilton Portland                                              455     1963
  Portland, Oregon
Hilton Rye Town                                              436     1996
  Rye Brook, New York(15)
Hilton San Diego Resort                                      357     1965
  San Diego, California(3)
Hilton San Francisco & Towers                              1,895     1996
  San Francisco, California(16)
Hilton Seattle Airport                                       178     1961
  Seattle, Washington(3)
Hilton Short Hills                                           300     1998
  Short Hills, New Jersey(17)
Hilton Tarrytown                                             236     1993
  Tarrytown, New York(3)(18)
Hilton Waikoloa Village                                    1,241     1993
  Waikoloa, Hawaii(19)
Capital Hilton                                               543     1996
  Washington, D.C.(15)
Hilton Washington & Towers                                 1,123     1996
  Washington, D.C.(15)
Hilton Garden Inn Southfield                                 197     1993
  Southfield, Michigan(20)
Hilton Garden Inn Valencia Six Flags                         152     1991
  Valencia, California(19)
Hilton Suites Auburn Hills                                   224     1991
  Auburn Hills, Michigan
Hilton Suites Brentwood                                      203     1989
  Brentwood, Tennessee
Hilton Suites Oakbrook Terrace                               212     1989
  Oakbrook Terrace, Illinois(9)(21)
Hilton Suites Anaheim/Orange                                 230     1989
  Orange, California
Hilton Suites Phoenix                                        226     1990
  Phoenix, Arizona
INTERNATIONAL
Conrad International Cairo                                   619     1999
  Cairo, Egypt(19)
Conrad International Dublin                                  191     1989
  Dublin, Ireland(19)
Conrad International Istanbul                                625     1992
  Istanbul, Turkey(9)(19)(22)

---------

 (1) The Company managed the Hilton Anchorage from December 1976 until acquiring the property in February 1997.

 (2) The Hilton Atlanta Airport & Towers and the Hilton New Orleans Airport were closed and demolished in 1986 and, thereafter, rebuilt and reopened in 1989.

 (3) The Company leases the land upon which each of these hotels is located.

 (4) The Company managed the Hilton Chicago O'Hare Airport from 1974 until October 1991, when the Company purchased the then remaining leasehold of the hotel. The Hilton Chicago O'Hare Airport was closed for renovation in October 1991 and reopened in July 1992.

 (5) The Company owned a 33% interest in the Hilton Chicago & Towers prior to the acquisition of an additional 50% ownership interest in the property from Prudential in 1996 and the acquisition of Prudential's remaining 17% ownership interest in January 1998.

 (6) The Company owned the Palmer House Hilton from May 1946 to December 1962 and, thereafter, operated the Palmer House Hilton under a lease until acquiring the property in February 1988.

 (7) The Company managed the Hilton East Brunswick & Towers from May 1993 until acquiring the property in July 1998.

 (8) The Company owned a 50% interest in the Hilton Hawaiian Village until acquiring an additional 48% interest from Prudential in September 1998.

 (9) The Company has made loans which are currently outstanding to the entity owning each of the referenced properties.

(10) The Company owned a 7.5% interest in the Hilton McLean Tysons Corner until acquiring the remaining 92.5% ownership interest in January 1998.

(11) The Company has a 67% ownership interest in the Hilton New Orleans Riverside. The Company owned a 25% interest in this hotel when it opened in 1977 and acquired additional ownership interests through 1994.

(12) The Company has an ownership interest in excess of 99% in the joint venture which owns the Hilton New York & Towers. The Company had a 50% ownership interest in this property prior to the 1996 acquisition of substantially all of Prudential's ownership interest.

(13) The Company operated the Waldorf=Astoria under a lease from February 1950 until acquiring the property in April 1977.

(14) The Company acquired a 75% ownership interest in the Pointe Hilton Tapatio Cliffs Resort in August 1998.

(15) The Company had a 50% ownership interest in these properties prior to the acquisition of substantially all of Prudential's ownership interest in such properties in 1996 and the acquisition of the remaining Prudential interest in December 1997.

(16) The Company had a 50% ownership interest in the Hilton San Francisco & Towers prior to the acquisition of substantially all of Prudential's ownership interest in the property in 1996 and the acquisition of the remaining Prudential interest in January 1998.

(17) The Company managed the Hilton Short Hills from February 1988 until acquiring the property in March 1998.

(18) The Company managed and was a joint venture partner with respect to the Hilton Tarrytown from 1975 until August 1993, when it acquired the remaining equity interest in the joint venture leasing the land underlying the hotel.

(19) The Company has ownership interests of less than 50% in each of the referenced properties.

(20) The Company managed the Hilton Garden Inn Southfield from July 1991 until acquiring the property in July 1993.

(21) The Company has a 50% ownership interest in the Hilton Suites Oakbrook Terrace.

(22) The Company operated a casino in the Conrad International Istanbul from 1992 until February 1998.

    MORTGAGE INDEBTEDNESS

    As of February 1, 1999, none of the majority owned hotels referenced in the table above had any outstanding mortgage indebtedness, except for: (i) Hilton Atlanta Airport & Towers in the amount of $50 million; (ii) Hilton New Orleans Airport in the amount of $32 million; (iii) Hilton New Orleans Riverside in the amount of $97 million; and (iv) Pointe Hilton Tapatio Cliffs Resort in the amount of $48 million.

    PARTIALLY OWNED HOTELS

    The owners of the partially owned hotels referenced in the table above are joint ventures in which the Company owns an equity interest. The Company has a right of first refusal to purchase an interest in certain of these hotels. Each of the partially owned hotels is managed by Hilton for the entity owning the hotel. For a description of the Company's management agreements, see "Hotel Operations--Managed Hotels."

    LEASED HOTELS

    As indicated in the table above, Hilton leases the land upon which seven hotels are located. Upon the expiration of such leases, the buildings and other leasehold improvements presently owned by Hilton revert to the landlords. See "Leases" in the Notes to the Company's Consolidated Financial Statements on page 35 in the Stockholder Report. Hilton, in all cases, owns all furniture and equipment, is responsible for repairs, maintenance, operating expenses and lease rentals, and retains complete managerial discretion over operations. Generally, Hilton pays a percentage rental based on the gross revenue of the facility.

    The expiration dates of these leases are as follows:

    - Hilton Chicago O'Hare Airport -- 2018;

    - Hilton La Jolla Torrey Pines -- 2042;

    - Hilton Oakland Airport -- 2033;

    - Hilton Pittsburgh & Towers -- 2004, with renewal options aggregating 30 years;

    - Hilton San Diego Resort -- 2019;

    - Hilton Seattle Airport -- 2004, with renewal options aggregating 30 years; and

    - Hilton Tarrytown -- 2003, with renewal options aggregating 40 years.

    During the years ended December 31, 1998, 1997 and 1996, Hilton paid aggregate rentals, primarily consisting of rentals attributable to the properties listed in the above table, of $22 million, $19 million and $16 million, respectively. For information relating to minimum rental commitments in the future, see "Leases" in the Notes to the Company's Consolidated Financial Statements on page 35 in the Stockholder Report.

MANAGED HOTELS

    On February 1, 1999, Hilton managed 17 domestic hotels and seven international hotels which are wholly owned by others. Under its standard management arrangement, Hilton operates a hotel for the benefit of its owner, which either owns or leases the hotel and the associated personal property. Hilton's management fee is generally based on a percentage of each hotel's gross revenue plus, in the majority of properties, an incentive fee based on operating performance. The expiration dates of Hilton's management agreements range from 1999 to 2021 and generally contain renewal options ranging from five to 20 years, subject to certain termination rights.

    Under the management agreements, all operating and other expenses are paid by the owner, and Hilton is generally reimbursed for its out-of-pocket expenses. In turn, Hilton's managerial discretion is subject to approval by the owner in certain major areas, including adoption of capital budgets.

    On February 1, 1999, Hilton operated the following hotels under management agreements:

NAME AND LOCATION                      NUMBER OF ROOMS/SUITES
-------------------------------------  ----------------------
DOMESTIC
Hilton Anaheim                                    1,576
  Anaheim, California

Hilton Atlanta & Towers                           1,224
  Atlanta, Georgia

Hilton Beverly Hills                                581
  Beverly Hills, California

Hilton Burbank Airport & Conference                 486
  Center
  Burbank, California

Hilton Long Beach                                   393
  Long Beach, California

Hilton Los Angeles Airport                        1,234
  Los Angeles, California

Fontainebleau Hilton Resort & Towers              1,206
  Miami, Florida

Hilton Miami Airport & Towers                       500
  Miami, Florida

Hilton Minneapolis & Towers                         814
  Minneapolis, Minnesota

Hilton Newark Airport                               375
  Newark, New Jersey

Millenium Hilton                                    561
  New York, New York

Hilton Turtle Bay Golf & Tennis                     485
  Resort
  Oahu, Hawaii

Hilton in the Walt Disney World                     814
  Resort
  Orlando, Florida

Hilton Pasadena                                     291
  Pasadena, California

Pointe Hilton South Mountain Resort                 636
  Phoenix, Arizona

Pointe Hilton Squaw Peak Resort                     563
  Phoenix, Arizona

Hilton Palacio del Rio                              481
  San Antonio, Texas

INTERNATIONAL

Conrad International Barcelona                      412
  Barcelona, Spain(1)

Conrad International Brussels                       269
  Brussels, Belgium

NAME AND LOCATION                      NUMBER OF ROOMS/SUITES
-------------------------------------  ----------------------
Conrad International Hong Kong                      512
  Hong Kong, China

Conrad International Hurghada Resort                260
  Hurghada, Egypt

Conrad International London                         159
  London, England

Conrad International Sharm El Sheikh                350
  Resort
  Sharm El Sheikh, Egypt

Conrad International Centennial                     508
  Singapore
  Singapore

---------

(1) Hilton has made a loan which is currently outstanding to the owner of the Conrad International Barcelona.

FRANCHISE HOTELS

    Pursuant to franchises granted by the Company through a subsidiary, franchise hotels are operated under the Hilton-Registered Trademark-, Hilton Garden Inn-Registered Trademark- or Hilton Suites-TM- names. The franchise hotels operated under the Hilton name are generally smaller than the full-service hotels operated by the Company, average approximately 250 rooms in size and target the mid-market segment of the hotel industry. Franchise hotels bearing the Hilton Garden Inn name are approximately 90 to 250 rooms in size, utilize a modular design constructed around a courtyard containing an indoor or outdoor swimming pool and target the upper mid-market segment. The Hilton Suites properties operated pursuant to franchise agreements utilize an all-suites design with approximately 200 to 250 suites. In general, Hilton approves the plans for, and the location of, franchise hotels and assists in their design.

    On February 1, 1999, there were 185 franchise hotels, of which 166 were operated under the Hilton name, 17 were operated under the Hilton Garden Inn name and two were operated under the Hilton Suites name. In general, franchisees pay Hilton an initial fee based on the number of rooms in a franchise hotel and a continuing fee based on a percentage of the facility's room revenue. Although Hilton does not directly participate in the management or operation of franchise hotels, it conducts periodic inspections to ensure that Hilton's standards are maintained and renders advice with respect to hotel operations.

    The Company has continued its ongoing program of monitoring and improving its franchise operations. The Company added 19 franchises to its system in 1998 (including nine Hilton Garden Inn properties), while 11 franchise arrangements were terminated. In addition, the Company expects to open approximately 65 Hilton Garden Inn hotels during 1999.

EXPANSION PROGRAM

    GENERAL

    Hilton intends to expand its domestic operations through:

    - the acquisition of ownership interests in existing Hilton and non-Hilton branded hotels;

    - the conversion of existing hotels into management and franchise properties;

    - the construction of new Hilton Garden Inn and Hilton Residential Suites properties to be operated as franchise hotels; and

    - the development and management of vacation ownership resorts.

The Company will invest in new domestic hotel projects or conversion properties where the return on investment meets the Company's criteria.

    HILTON GARDEN INNS

    Hilton commenced a major expansion of Hilton Garden Inn properties in 1996. The additional Hilton Garden Inn properties are anticipated to be primarily newly constructed facilities which will be operated as franchise hotels. At December 31, 1998, the Company had approximately 125 Hilton Garden Inn properties either open or under construction. The Company anticipates that approximately 200 Hilton Garden Inn properties will be either open or under construction by December 31, 2000.

    HILTON RESIDENTIAL SUITES

    In January 1999, the Company announced that it will enter the premier segment of the extended stay market in the United States, Canada and Mexico with the introduction of Hilton Residential Suites-TM- hotels. The Company anticipates that the Hilton Residential Suites properties will be primarily newly constructed facilities to be operated as franchise hotels. These properties will have approximately 95 to 150 guest suites. Construction of the initial Hilton Residential Suites hotel in the United States will commence in 1999, and the Company anticipates that approximately 100 properties will be either open or under construction by December 31, 2003.

    FULL-SERVICE HOTELS

    In 1998, the Company continued several major capital projects for hotel properties. The Company is renovating the Hilton New York & Towers, which will include new restaurants, a state-of-the-art business/ conference center, a world-class fitness facility, an exclusive Towers Lounge overlooking Manhattan and 37 additional guest rooms. The Company expects to complete this project in late 1999. The Company is also constructing a new 600-room hotel at the center of Boston's Logan Airport, which the Company expects to complete in late 1999.

    The Company seeks to maintain its competitive advantage by consistently improving its hotels through renovation and expansion programs. The Company has recently completed, has commenced or is commencing renovation or expansion programs at a number of major properties, including the following:

    - Hilton Hawaiian Village--completed the renovation of suites and junior suites at its Diamond Head Tower in 1998 and is renovating 310 guest rooms at its Ali'i Tower.

    - Hilton San Francisco & Towers--completed the renovation of seven presidential suites in 1998 and is renovating 185 guest rooms.

    - Hilton Seattle Airport--expects to begin construction in 1999 of a 222-room addition to the property, which will include a new conference center and the renovation of existing rooms.

    - Hilton Portland--expects to begin construction in early 2000 of a 319-room tower addition to the property.

    - Hilton McLean Tysons Corner--renovating all 458 guest rooms.

    - Waldorf=Astoria--renovating 299 guest rooms, including 15 of its Waldorf Towers suites, and upgrading the hotel exterior.

    - Capital Hilton--renovating its top four floors and congressional and senate suites.

    - Additional renovation programs include: a 400-room renovation at the Hilton Chicago O'Hare Airport, a 340-room renovation at the Hilton Chicago & Towers, a 242-room renovation at the Hilton New Orleans Riverside, a 206-room renovation at the Hilton Atlanta Airport & Towers, a

      160-room renovation at the Hilton Rye Town and a 148-room renovation at the Hilton Pittsburgh & Towers.

    INTERNATIONAL HOTELS

    The Company has entered into management contracts to operate the following new international hotels (with anticipated opening dates indicated): the 400-room Conrad International Bangkok in Thailand (2000); and the 700-room Conrad International Jakarta in Indonesia (2002). The Company has a 10% equity interest in the Conrad International Jakarta. Future development of international hotels by the Company will be subject to agreements entered into between the Company and Ladbroke. Pursuant to such agreements, Ladbroke has rights to future international development using the Conrad brand name and the Company and Ladbroke will have the opportunity to participate in certain of each other's future hotel development focusing primarily upon management contracts and franchises. See "General Information--Ladbroke Alliance" and "Hotel Operations--Territorial Restrictions."

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

TERRITORIAL RESTRICTIONS

    Hilton has entered into agreements which restrict its right to operate hotels in various areas. Pursuant to an agreement entered into in 1964 at the time Hilton distributed to its stockholders all of the issued and outstanding capital stock of HI, Hilton was prohibited from operating facilities outside the United States identified as "Hilton" hotels and HI was prohibited from operating facilities within the United States identified as "Hilton" hotels. The Company conducts its international hotel operations under the Conrad International name. See "Hotel Operations--Wholly and Partially Owned Hotels" and "--Managed Hotels."

    In January 1997, the Company and Ladbroke, the parent company of HI, entered into agreements to form a strategic alliance which reunites the Hilton name. Pursuant to these agreements, the Company has granted a license to HI to use the Conrad name for future development outside the United States for a period of 20 years. HI has granted a license to the Company to develop franchise properties under the Hilton, Hilton Garden Inn and Hilton Residential Suites names in Canada, Mexico and the Island of St. John, U.S. Virgin Islands for a period of 20 years. Subject to the foregoing restrictions as to the use of the "Hilton" name, Hilton and HI can compete in all, and do compete in certain, markets.

POTENTIAL ACQUISITIONS

    The Company continuously evaluates acquisition opportunities and may, from time to time, negotiate to engage in a business combination transaction or other acquisition. However, there is no assurance that the Company will engage in any such transactions.

PROPERTY TRANSACTIONS

    Hilton continuously evaluates its property portfolio and intends to dispose of its interests in hotels or properties that, in its opinion, no longer yield an adequate return on investment or conform to Hilton's long range plans.

                             ADDITIONAL INFORMATION

VACATION OWNERSHIP

    Hilton Grand Vacations Company and its related entities ("HGVC"), which are wholly owned by the Company, currently operate 19 vacation ownership resorts in Florida and two in Nevada and operate the HGVClub, a points based reservation and exchange system. HGVC is currently developing the following projects:

    - In 1998, HGVC commenced construction of a 232-unit vacation ownership resort located adjacent to the Las Vegas Hilton, which HGVC expects to open in late 1999.

    - HGVC has completed 260 units of a 420-unit vacation ownership resort located adjacent to Sea World in Orlando, Florida.

    - HGVC is developing a 52-unit vacation ownership resort in the South Beach area of Miami Beach, Florida, through the renovation of two historic art deco buildings. HGVC anticipates completing the first 26 units of this resort in mid 1999, with the remaining units scheduled to open in summer 1999.

HGVC is actively seeking new management, development and acquisition opportunities in other destination resort locations.

CASINO WINDSOR

    The Company owns a 50% equity interest in Windsor Casino Limited ("WCL") which operates the Casino Windsor in Windsor, Ontario, Canada for the Ontario provincial government. In July 1998, WCL opened the 400-room hotel casino, which features a 75,000 square foot casino and entertainment and meeting facilities. This facility replaced a 50,000 square foot temporary casino that WCL had operated since 1994. See "Additional Information--Regulation and Licensing--Ontario Gaming Laws."

FLAMINGO CASINO-KANSAS CITY

    The Company owns and operates the Flamingo Casino-Kansas City, a dockside casino complex in Kansas City, Missouri. Prior to and in connection with the Park Place Distribution, Park Place applied to the Missouri Gaming Commission for approval to own and operate the Flamingo Casino-Kansas City, which approval was not received prior to the Park Place Distribution. The Company has retained this property and agreed to cooperate with Park Place to take appropriate action to put Park Place in the same economic position it would have been in if the transfer had occurred on December 31, 1998. The Company and Park Place entered into a disposition agreement providing for the sale or other disposition of the Flamingo Casino-Kansas City. Accordingly, on January 13, 1999, the Company entered into an agreement to sell this property to a third party. Upon completion of such sale, the proceeds of the sale will be allocated between the Company and Park Place pursuant to the disposition agreement. See "Additional Information--Regulation and Licensing--Missouri Gaming Laws."

DESIGN AND FURNISHING SERVICES

    Hilton, through its wholly owned subsidiary, Hilton Equipment Corporation, provides design and furnishing services and purchases and distributes furniture, furnishings, equipment and supplies to the Company's hotels and to hotels owned and operated by others. The revenues of this operation depend primarily on the number of new hotels operated or franchised by Hilton and on refurbishing and remodeling of existing Hilton hotels. Electronic Data Systems Corporation provides certain purchasing and distribution services on behalf of Hilton Equipment Corporation under a fee arrangement.

RESERVATION SYSTEM

    Hilton Reservations Worldwide, LLC ("HRW") operates a worldwide reservation system for hotels owned, operated or franchised by Hilton, HI, their affiliates and others. Hilton and HI each own a 50% interest in HRW. In late 1998, HRW began using an updated computerized reservation system called Hilstar. The Company anticipates completing the replacement of the existing computer reservation system used at its hotel properties with Hilstar in spring 1999. Hilstar is managed by Anasazi Inc. See "General Information--Ladbroke Alliance."

MARKETING

    The Company's hotel properties offer multiple product lines to a broad range of customers in many geographic markets. The Company's hotel portfolio includes full-service and limited-service hotels in urban, airport, resort and suburban locations.

    The Company's metropolitan and airport properties primarily serve the convention and meeting market and the business traveler market (businesspersons traveling as individuals or in small groups). The Company's resort properties primarily serve the tour and leisure market (tourists traveling either as individuals or in groups) and the convention and meeting market. As indicated under "Business Risks" below, these sources of business are sensitive to general economic and other conditions. In addition, the Company participates in certain joint marketing programs with business partners in the airline, car rental and cruise line industries. The Company believes that its alliance with Ladbroke (which currently owns the rights to the Hilton name outside the U.S.) will improve the performance of the Company's operations as its properties benefit from the worldwide integration of the Hilton brand, reservation systems, marketing programs and sales organizations. See "General Information--Ladbroke Alliance."

BUSINESS RISKS

    In 1998, the Company increased average room rates for its owned, leased or managed hotels by seven percent over 1997. The Company's future operating results could be adversely impacted by industry overcapacity and weak demand, which could restrict the Company's ability to raise room rates to keep pace with the rate of inflation. The Company's business could also be adversely affected by increases in transportation and fuel costs or sustained recessionary periods in the U.S. (affecting domestic travel) and internationally (affecting inbound travel from abroad).

    General economic conditions, competition, work stoppages and other factors affecting particular properties impact Hilton's occupancy ratios. Occupancy ratios at the Company's hotels could also be negatively impacted by a decrease in travel resulting from adverse economic conditions outside the U.S. and by excess industry capacity.

COMPETITION

    The Company seeks to maintain the quality of its lodging business while expanding both domestically and internationally. The Company intends to improve and expand its core business by leveraging its strong brand names, maximizing operating efficiencies, expanding and enhancing properties and acquiring or developing properties as appropriate.

    Hilton is one of the largest operators of full-service hotels located within the United States. Competition in the industry is based primarily on the level of service, quality of accomodations, convenience of locations and room rates. Competition from other hotels, motels and inns, including facilities owned by local interests and facilities owned by national and international chains, is vigorous in all areas in which Hilton operates its facilities. The Company's hotels also compete generally with facilities offering similar services and located in cities and other locations where the Company's hotels are not present. If hotel capacity is expanded by others in a city where a Hilton hotel is located, competition will increase.

STATISTICAL DATA

    The following table sets forth certain statistical information as of and for the year ended December 31, 1998, with respect to the Company's properties:

                                                           PROPERTIES      ROOMS      OCCUPANCY     ROOM RATE    REVPAR(1)
                                                          -------------  ---------  -------------  -----------  -----------
Owned and managed hotels:
  Domestic
    Pacific/Mountain....................................           22       15,457         70.8%    $  146.97    $  104.09
    North Central.......................................            7        5,487         74.9        146.59       109.74
    South Central.......................................            5        2,996         74.8        142.16       106.30
    New England/Middle Atlantic.........................            9        6,448         78.1        207.23       161.91
    South Atlantic......................................            9        6,778         72.6        139.04       100.98
  International.........................................            9        3,286         65.2        136.85        89.27
                                                                  ---    ---------          ---    -----------  -----------
  Total.................................................           61       40,452         72.7%    $  155.01    $  112.69
                                                                  ---    ---------          ---    -----------  -----------
                                                                  ---    ---------          ---    -----------  -----------
Franchised hotels.......................................          188       46,562         68.2%    $   97.30    $   66.36
                                                                  ---    ---------          ---    -----------  -----------
                                                                  ---    ---------          ---    -----------  -----------

---------

(1) RevPAR is equal to rooms revenue divided by available rooms.

    For additional information regarding the Company's properties, number of available rooms and occupancy ratios, see the Five Year Summary on page 39 in the Stockholder Report.

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

    The Company has a Year 2000 program, the objective of which is to determine and assess the risks of the Year 2000 issue, and plan and institute mitigating actions to minimize those risks. The Company's standard for compliance requires that for a computer system or business process to be Year 2000 compliant, it must be designed to operate without error in date and date-related data prior to, on and after January 1, 2000. The Company expects to be fully Year 2000 compliant with respect to all significant business sytems prior to December 31, 1999.

    The Company's various project teams are focusing their attention in the following major areas:

INFORMATION TECHNOLOGY ("IT") SYSTEMS

    Information technology systems account for much of the Year 2000 work and include all computer systems and technology managed by the Company. The Company has assessed these core systems, has plans in place, and is undertaking to test and implement changes where required. The Company has not yet identified any significant remediation. The Company has contacted appropriate vendors and suppliers as to their Year 2000 compliance and their deliverables have been factored into the Company's plans.

NON-IT SYSTEMS

    The Company has completed an inventory of all property level non-IT systems (including elevators, electronic door locks, etc.). The Company has assessed the majority of these non-IT systems, has plans in place, and is undertaking to test and implement changes where required. The Company has contacted appropriate vendors and suppliers as to their Year 2000 compliance and their deliverables have been factored into the Company's plans.

SUPPLIERS

    The Company is communicating with its significant suppliers to understand their Year 2000 issues and how they might prepare themselves to manage those issues as they relate to the Company. To date, no significant supplier has informed the Company that a material Year 2000 issue exists which will have a material effect on the Company.

    During the remainder of 1999, the Company will continually review its progress against its Year 2000 plans and determine what contingency plans are appropriate to reduce its exposure to Year 2000 related issues.

    Based on the Company's current assessment, the costs of addressing potential problems are expected to be less than $3 million. However, if the Company is unable to resolve its Year 2000 issues, contingency plans to update existing systems (i.e. reservation, payroll, etc.) are in place for which the Company expects the cost, if any, to be an additional $3 million. If the Company's customers or vendors identify significant Year 2000 issues in the future and are unable to resolve such issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

FORWARD-LOOKING STATEMENTS

    Forward-looking statements in this report, including without limitation, those set forth under the captions "General Information--Recent Developments," "Hotel Operations--Expansion Program" and "--Potential Acquisitions," and "Additional Information--Vacation Ownership," "--Marketing," "--Competition," "--Year 2000," "--Environmental Matters" and "--Regulation and Licensing," and statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

    Words such as "believes," "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, and are subject to certain risks and uncertainties, including those set forth under the captions "Additional Information--Business Risks" and "--Competition," the effect of economic conditions, and customer demand, which could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained.

ENVIRONMENTAL MATTERS

    The Company, like others in its industry, is subject to various federal, state, local and, in some cases, foreign laws, ordinances and regulations that:

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

    The Company endeavors to maintain compliance with Environmental Laws but, from time to time, the Company's operations may have resulted or may result in noncompliance or liability for cleanup pursuant to Environmental Laws. In that regard, the Company has been notified of contamination resulting from past disposals of wastes at two sites to which hazardous or non-hazardous wastes may have been sent from Company facilities in the past. Based on information reviewed by and available to the Company, including:

    (i) uncertainty whether a Company facility in fact shipped any wastes to one such site,

    (ii) the number of potentially responsible parties at such sites and

   (iii) where available, the volume and type of waste sent to each such site,

the Company believes that any liability arising from such disposals under Environmental Laws would not have a material adverse effect on its results of operations or financial condition.

REGULATION AND LICENSING

    ONTARIO GAMING LAWS. Ontario, Canada has laws and regulations governing the conduct of casino gaming. Ontario law requires that the operator of a casino must be found suitable and be registered. A registration once issued remains in force until revoked. Ontario law defines the grounds for registration, as well as revocation or suspension of such registration. The Ontario authorities have conducted an investigation of, and have found suitable, the Company and the other shareholder of WCL in connection with the Ontario registration of WCL. See "Additional Information--Casino Windsor."

    MISSOURI GAMING LAWS. Missouri has enacted the Missouri Gaming Law (the "MGL") and established the Missouri Gaming Commission (the "MGC"), which is responsible for licensing and regulating riverboat gaming in Missouri. The MGL grants specific powers and duties to the MGC to supervise riverboat gaming, implement the MGL and take other action as may be reasonable or appropriate to enforce the MGL. The MGL extensively regulates owning and operating riverboat gaming facilities in Missouri. Generally, a licensed company and its officers, directors, employees, related subsidiaries and significant shareholders are subject to such extensive regulation. In October 1996, the MGC granted a riverboat gaming license to the Company to operate the Flamingo Casino-Kansas City.

    Prior to and in connection with the Park Place Distribution, Park Place applied to the MGC for approval to own and operate the Flamingo Casino-Kansas City. The approval was not received prior to the Park Place Distribution. On January 13, 1999, the Company entered into an agreement to sell this property to a third party. This sale is subject to approval by the MGC. Upon completion of the sale, the Company expects to cease gaming operations in Missouri and surrender the gaming license to the MGC. See "Additional Information--Flamingo Casino-Kansas City."

    In 1998, the MGC announced that it would reopen the licensing investigation of the Company regarding alleged actions in 1993 by a former employee of a Company subsidiary. In January 1999, the MGC announced that it would terminate this investigation upon completion of the sale of the Flamingo

Casino-Kansas City described above. If this proposed sale is not completed, the Company expects to resolve this matter to the satisfaction of the MGC.

    OTHER LAWS AND REGULATIONS. Each of the hotels operated by the Company is subject to extensive state and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages. Management believes that the Company has obtained all required licenses and permits and its businesses are conducted in substantial compliance with applicable laws.

EMPLOYEES

    At February 1, 1999, Hilton employed approximately 38,000 persons, of whom approximately 16,000 were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Hilton believes that the aggregate compensation benefits and working conditions afforded its employees compare favorably with those received by employees in the hotel industry generally. Although strikes of short duration have from time to time occurred at certain of Hilton's facilities, Hilton believes its employee relations are satisfactory.

ITEM 2.  PROPERTIES

    Hilton considers its hotels to be leading establishments with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in most of the areas in which they are located. Obsolescence arising from age and condition of facilities is a factor in the hotel industry. Accordingly, Hilton spends, and intends to continue to spend, substantial funds to maintain its facilities in first-class condition in order to remain competitive.

    Hotels owned and operated, leased and managed by Hilton are briefly described under "Item 1" and, in particular, under the caption "Hotel Operations." In addition, contemplated additions to, and major refurbishing and remodeling of, existing properties and new hotels presently under construction that Hilton will operate are briefly described under the caption "Hotel Operations--Expansion Program" under "Item 1."

ITEM 3.  LEGAL PROCEEDINGS

    A purported class action against Bally Entertainment Corporation ("Bally"), its directors and Hilton was commenced in August 1996 under the caption PARNES
V. BALLY ENTERTAINMENT CORPORATION, ET AL. in the Court of Chancery of the State of Delaware, New Castle County. The plaintiff alleges breaches of fiduciary duty in connection with the merger of Bally with and into Hilton in December 1996 (the "Bally Merger"), including allegedly illegal payments to Arthur M. Goldberg that purportedly denied Bally shareholders other than Mr. Goldberg an opportunity to sell their shares to Hilton or any other bidder at the best possible price. In the complaint, the plaintiff seeks, among other things:

    (i) an order enjoining the Bally Merger;

    (ii) an award of damages in an unspecified amount;

    (iii) an order requiring Mr. Goldberg to disgorge his profits; and

    (iv) an award of attorneys' fees and expenses.

    In orders dated May 13, 1997 and February 3, 1998, the Court dismissed this litigation. Plaintiff appealed this dismissal and, on January 25, 1999, the Delaware Supreme Court reversed the dismissal order and remanded the case to the Court of Chancery.

    In management's opinion, disposition of pending litigation against the Company, including the litigation described above, is not expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's special meeting of stockholders held on November 24, 1998, the Company's stockholders approved each of the proposals relating to the Park Place Distribution. The voting results for each of the Park Place Distribution proposals are as follows:

 i) Ratification of the Park Place Distribution, consisting of a special dividend to the holders of the Company's outstanding Common Stock, on a one-for-one basis, of all of the outstanding shares of Park Place common stock.

           FOR: 185,448,553                      AGAINST: 6,380,604                    ABSTAIN: 1,019,477

 ii) Approval of the Park Place 1998 Stock Incentive Plan, including the grant of options thereunder.

           FOR: 162,334,266                      AGAINST: 29,379,007                   ABSTAIN: 1,135,361

iii) Approval of the Park Place 1998 Independent Director Stock Option Plan.

           FOR: 176,363,522                      AGAINST: 15,281,119                   ABSTAIN: 1,203,993

iv) Approval of an amendment and restatement of Hilton's 1996 Stock Incentive Plan, including the grant of options thereunder.

           FOR: 167,326,887                      AGAINST: 24,324,629                   ABSTAIN: 1,197,118

v) Ratification of the election of ten directors of Park Place, divided into three classes as follows:

           Term Expiring in 2000                 Term Expiring in 2001                 Term Expiring in 2002

           Lyle Berman                           A. Steven Crown                       Stephen F. Bollenbach
           Clive S. Cummis                       J. Kenneth Looloian                   Arthur M. Goldberg
           Eric M. Hilton                        Gilbert L. Shelton                    Barron Hilton
                                                 Rocco J. Marano

           FOR: 182,559,908                      AGAINST: 9,024,655                    ABSTAIN: 1,264,071

EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth certain information with respect to the executive officers of the Company:

NAME                                   POSITIONS AND OFFICES WITH THE COMPANY                  AGE
-------------------------  ---------------------------------------------------------------  ---------
Barron Hilton              Chairman of the Board, and previously served as Chief Executive     71
                           Officer until February 1996

Stephen F. Bollenbach      President and Chief Executive Officer since February 1996           56

Thomas E. Gallagher        Executive Vice President and General Counsel since July 1997,       54
                           and Secretary since May 1998

Matthew J. Hart            Executive Vice President and Chief Financial Officer since          46
                           April 1996, and Treasurer since January 1999

Dieter H. Huckestein       Executive Vice President and President--Hotel Operations since      55
                           May 1994, and Senior Vice President--Hawaii/California/Arizona
                           Region until May 1994

    Unless otherwise noted in the table, all positions and offices with the Company indicated have been continuously held since January 1994. The executive officers are responsible for all major policy making functions and all other corporate and divisional officers are responsible to, and are under the supervision of, the executive officers. None of the above named executive officers are related.

    All of the above named executive officers are directors of the Company, except for Messrs. Gallagher and Hart. Prior to joining Hilton, Mr. Gallagher served as President and Chief Executive Officer of The Griffin Group, Inc. since April 1992, and was a partner with the law firm of Gibson, Dunn & Crutcher prior thereto. During 1995 and 1996, Mr. Gallagher also served as President and Chief Executive Officer of Griffin Gaming & Entertainment, Inc. (formerly Resorts International, Inc.). Prior to joining Hilton, Mr. Hart served as Senior Vice President and Treasurer of The Walt Disney Company since October 1995, and as Executive Vice President and Chief Financial Officer of Host Marriott Corporation prior thereto.

    Additional information for directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement to be used in connection with its annual meeting of stockholders scheduled to be held on May 12, 1999, and this information is incorporated in this Form 10-K. See "Cover Page--Documents Incorporated by Reference."

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is listed on the New York and Pacific Stock Exchanges and is traded under the symbol "HLT." In 1997 and 1998, the Company made quarterly dividend payments of $.08 per share. Following the Park Place Distribution, for the first quarter of 1999, the Company made a dividend payment of $.02 per share. As of December 31, 1998, the Company had approximately 15,200 stockholders of record. The high and low sales prices of the Company's Common Stock are set forth in the following table for the periods indicated:

                                                                                                   HIGH        LOW
                                                                                                 ---------  ---------
1997

1st Quarter....................................................................................  $   30.00  $   24.00
2nd Quarter....................................................................................      30.13      24.25
3rd Quarter....................................................................................      34.06      26.75
4th Quarter....................................................................................      35.81      26.06

1998

1st Quarter....................................................................................      35.50      27.50
2nd Quarter....................................................................................      34.00      28.13
3rd Quarter....................................................................................      28.06      16.56
4th Quarter ...................................................................................      22.81      12.50

1999

1st Quarter (through March 26, 1999)(1)........................................................      16.69      13.88

---------

(1) Represents the Company's Common Stock trading on a stand alone basis subsequent to the Park Place Distribution.

RIGHTS AGREEMENT

    On July 9, 1998, the Company adopted a new preferred share purchase rights plan (the "Rights Plan") and declared a dividend distribution of one preferred share purchase right (a "Right") on each outstanding share of the Company's Common Stock. The new Rights Plan replaced the Company's prior rights plan which was adopted in 1988 and was set to expire. On September 10, 1998, the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, entered into an Amended and Restated Rights Agreement (the "Rights Agreement"). The Rights are transferred only with the Common Stock, unless and until they become exercisable. The Rights will expire on July 27, 2008, subject to the Company's right to extend, unless earlier redeemed or exchanged by the Company or terminated.

    Generally, the Rights become exercisable only if a person or group (other than Hilton Interests, as defined below):

    (i) acquires beneficial ownership of 15% or more of the Company's Common Stock (such person or group, an "Acquiring Person") or

    (ii) announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Common Stock.

When exercisable, each Right entitles a shareholder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $140, subject to adjustment (the "Purchase Price").

    After a person becomes an Acquiring Person, each holder of a Right (other than Rights owned by the Acquiring Person) will have the right to receive upon exercise a number of shares of Common Stock having a market value equal to two times the then current Purchase Price of the Right. After a person becomes an Acquiring Person, if the Company engages in certain mergers or transfers of assets, each holder of a Right (other than Rights owned by the Acquiring Person) will have the right to receive upon exercise, at the Right's exercise price, a number of the acquiring company's common shares having a market value of twice the Right's Purchase Price.

    Once a person becomes an Acquiring Person, but prior to their acquisition of 50% or more of the outstanding Common Stock, the Company's Board of Directors may cause the Company to exchange the Rights (other than Rights owned by an Acquiring Person), in whole or in part, for shares of Common Stock at an exchange ratio based on the value of the Common Stock at that time, subject to adjustment.

    Prior to the acquisition by an Acquiring Person of beneficial ownership of 15% or more of the Company's Common Stock, the Rights are redeemable for $.001 per Right at the option of the Company's Board of Directors.

    "Hilton Interests" refer to Barron Hilton and the Conrad N. Hilton Fund and the shares of Common Stock beneficially owned by them.

    The Rights Agreement has been filed as Exhibit 4.11 to this Form 10-K, and the foregoing summary is qualified in its entirety by reference to Exhibit 4.11.

ITEM 6.  SELECTED FINANCIAL DATA

    The ratio of earnings to fixed charges for the five years ended December 31, 1998 is as follows: 1998 - 3.2 to 1; 1997 - 4.0 to 1; 1996 - 4.2 to 1; 1995 -
2.8 to 1; and 1994 - 2.0 to 1.

    The ratio of earnings to combined fixed charges and preferred stock dividends for the five years ended December 31, 1998 is as follows: 1998 - 2.9 to 1; 1997 - 3.3 to 1; 1996 - 4.1 to 1; 1995 - 2.9 to 1; and 1994 - 2.0 to 1.

    The computation of the aforesaid ratios is set forth in Exhibit 12 to this Form 10-K. For additional information, see the Five Year Summary on page 39 in the Stockholder Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    See pages 18 through 23 in the Stockholder Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and supplemental information required by this Item are contained in the Stockholder Report on the pages indicated, which information is incorporated in this Form 10-K by reference.

                                                                                            PAGE
                                                                                            -----
Consolidated Statements of Income for
  the three years ended December 31, 1998..............................................          24

Consolidated Balance Sheets as of December 31, 1998 and 1997...........................          25

Consolidated Statements of Cash Flow for
  the three years ended December 31, 1998..............................................          26

Consolidated Statements of Stockholders' Equity for
  the three years ended December 31, 1998..............................................          27

Notes to Consolidated Financial Statements.............................................          28

Report of Independent Public Accountants...............................................          36

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Certain of the information respecting executive officers required by this
Item is set forth under the caption "Executive Officers of the Company" in Part
I. Other information respecting certain executive officers, as well as the required information for directors, will be contained in the Company's Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item will be set forth under "Executive Compensation" in the Company's Proxy Statement, and except for information set forth in the Proxy Statement under "Personnel and Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Graph," reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item will be set forth under "Security Ownership of Certain Beneficial Owners and Executive Officers" and "Election of Directors" in the Company's Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item will be set forth under "Certain Relationships and Interests in Certain Transactions" in the Company's Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) INDEX TO FINANCIAL STATEMENTS

    1.  Financial Statements:

            The index to consolidated financial statements and supplementary data is set forth under Item 8 on page 22 of this Form 10-K.

    2.  Financial Statement Schedules:

                                                                                            PAGE
                                                                                            -----
Report of Independent Public Accountants...............................................          24
Schedule II--Valuation and Qualifying Accounts.........................................          25

    All other schedules are inapplicable or the required information is included elsewhere herein.

(b) REPORTS ON FORM 8-K

    The Company filed a Current Report on Form 8-K, dated October 20, 1998, under the caption "Item 5. Other Events," to report results for the three and nine month periods ended September 30, 1998 and disclose certain information relating to Park Place and its merger with Grand Casinos, Inc. ("Grand").

    The Company filed a Current Report on Form 8-K, dated November 10, 1998, incorporating the Supplement, dated November 6, 1998, to the Joint Proxy Statement of the Company and Grand, along with the press release of Park Place relating to its tender offer for outstanding Grand debt.

    The Company filed a Current Report on Form 8-K, dated November 24, 1998, under the caption "Item 5. Other Events," to report that the stockholders of the Company voted in favor of all proposals relating to the Park Place Distribution at the special meeting of stockholders held on November 24, 1998.

(c) EXHIBITS

    Reference is made to the Index to Exhibits immediately preceding the exhibits to this Form 10-K.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULE

To Hilton Hotels Corporation:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Hilton Hotels Corporation and subsidiaries included in the Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 5, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule II to consolidated financial statements as shown on page 25 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The supplemental schedule to the consolidated financial statements has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Los Angeles, California
February 5, 1999

                   HILTON HOTELS CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN MILLIONS)

                                                                                         CHARGED
                                                              BALANCE AT   CHARGED TO   (CREDITED)                        BALANCE AT
                                                              BEGINNING    COSTS AND     TO OTHER                           END OF
                                                              OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   OTHER     PERIOD
                                                              ----------   ----------   ----------   ----------   -----   ----------

YEAR ENDED DECEMBER 31, 1998
  Allowance for doubtful accounts...........................    $   6            7           1             3         1(A)      12
  Reserve for loss on investments...........................        2           --          --             2        --         --
YEAR ENDED DECEMBER 31, 1997
  Allowance for doubtful accounts...........................    $   7            1          (2)           --        --          6
  Reserve for loss on investments...........................        6           --          --             4        --          2
YEAR ENDED DECEMBER 31, 1996
  Allowance for doubtful accounts...........................    $   8            2          (2)            2         1(A)       7
  Reserve for loss on investments...........................       20            6          --            20        --          6

---------

(A) Represents balances acquired during the period.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1999.

                                HILTON HOTELS CORPORATION
                                                 (Registrant)

                                By:               MATTHEW J. HART
                                     -----------------------------------------
                                                  Matthew J. Hart
                                             Executive Vice President,
                                       Chief Financial Officer and Treasurer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1999.

           STEPHEN F. BOLLENBACH                          DIETER H. HUCKESTEIN
-------------------------------------------   -------------------------------------------
           Stephen F. Bollenbach                          Dieter H. Huckestein
     President, Chief Executive Officer                         Director
                and Director

              A. STEVEN CROWN                              ROBERT L. JOHNSON
-------------------------------------------   -------------------------------------------
              A. Steven Crown                              Robert L. Johnson
                  Director                                      Director

              PETER M. GEORGE                                DONALD R. KNAB
-------------------------------------------   -------------------------------------------
              Peter M. George                                Donald R. Knab
                  Director                                      Director

             ARTHUR M. GOLDBERG                           ROBERT M. LA FORGIA
-------------------------------------------   -------------------------------------------
             Arthur M. Goldberg                           Robert M. La Forgia
                  Director                        Senior Vice President and Controller
                                                       (Chief Accounting Officer)

              MATTHEW J. HART                             BENJAMIN V. LAMBERT
-------------------------------------------   -------------------------------------------
              Matthew J. Hart                             Benjamin V. Lambert
         Executive Vice President,                              Director
   Chief Financial Officer and Treasurer

               BARRON HILTON                                DONNA F. TUTTLE
-------------------------------------------   -------------------------------------------
               Barron Hilton                                Donna F. Tuttle
           Chairman of the Board                                Director

                                                           SAM D. YOUNG, JR.
                                              -------------------------------------------
                                                           Sam D. Young, Jr.
                                                                Director

                                                     INDEX TO EXHIBITS
EXHIBIT
 NUMBER                                               DESCRIPTION
--------   --------------------------------------------------------------------------------------------------

      2.1  Agreement and Plan of Merger, dated as of June 30, 1998, among Registrant, Park Place
           Entertainment Corporation ("Park Place"), Gaming Acquisition Corporation, GCI Lakes, Inc. and
           Grand Casinos, Inc. (incorporated herein by reference from Exhibit 2.1 to Registrant's Quarterly
           Report on Form 10-Q for the period ended June 30, 1998)

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

      3.4  Amendment to By-Laws of Registrant, relating to Exhibit 3.3 hereto................................

      4.1  Indenture, dated as of July 1, 1988, between Registrant and Citibank, N.A., as Trustee, regarding
           Registrant's Subordinated Debt Securities (incorporated herein by reference from Exhibit 4.1 to
           Post-Effective Amendment No. 2 to Registrant's Registration Statement on Form S-3 (File No.
           2-95746))

      4.2  Indenture, dated as of July 1, 1988, between Registrant and Morgan Guaranty Trust Company of New
           York, as Trustee, regarding Registrant's Senior Debt Securities (incorporated herein by reference from Exhibit 4.1 to Post-Effective Amendment No. 1 to Registrant's Registration Statement on Form
           S-3 (File No. 2-99967))

      4.3  First Supplemental Indenture, dated as of June 30, 1992, between Registrant and Morgan Guaranty
           Trust Company of New York, as Trustee, regarding Registrant's Senior Debt Securities, relating to
           Exhibit 4.2 hereto (incorporated herein by reference from Exhibit 4.3 to Registrant's Annual
           Report on Form 10-K for the year ended December 31, 1992)

      4.4  Indenture, dated as of May 14, 1996, between Registrant and The Bank of New York, as Trustee, regarding Registrant's 5% Convertible Subordinated Notes due 2006 (incorporated herein by reference from Exhibit 4.6 to Registrant's Registration Statement on Form S-4 (File No.
           333-10415))

      4.5.1 Indenture, dated as of April 15, 1997, between Registrant and BNY Western Trust Company, as
           Trustee, regarding Registrant's Debt Securities (incorporated herein by reference from Exhibit 4.3 to Registrant's Current Report on Form 8-K, dated April 15, 1997)

      4.5.2 First Supplemental Indenture, dated as of December 31, 1998, among Registrant, Park Place and BNY
           Western Trust Company, as Trustee, regarding Registrant's Debt Securities, relating to Exhibit
           4.5.1 hereto (incorporated herein by reference from Exhibit 4.1 to Registrant's Current Report on
           Form 8-K, dated January 8, 1999)

                                                     INDEX TO EXHIBITS
EXHIBIT
 NUMBER                                               DESCRIPTION
--------   --------------------------------------------------------------------------------------------------
      4.5.3 Officers' Certificate containing terms of 7.95% Senior Notes due 2007 (incorporated herein by reference from Exhibit 99 to Registrant's Current Report on Form 8-K, dated April 15, 1997)

      4.5.4 Officers' Certificate containing terms of 7.375% Senior Notes due 2002 (incorporated herein by reference from Exhibit 99.01 to Registrant's Current Report on Form 8-K, dated June 4, 1997)

      4.5.5 Officers' Certificate containing terms of 7% Senior Notes due 2004 (incorporated herein by reference from Exhibit 99.01 to Registrant's Current Report on Form 8-K, dated July 17, 1997)

      4.5.6 Officers' Certificate containing terms of 7.20% Senior Notes due 2009 and 7.5% Senior Notes due
           2017 (incorporated herein by reference from Exhibit 4.1 to Registrant's Current Report on Form
           8-K, dated December 17, 1997)

      4.6  Credit Agreement, dated as of October 18, 1996, among Registrant, Morgan Guaranty Trust Company of
           New York, as Documentation Agent, The Bank of New York, as Administrative Agent, and the financial institutions signatory thereto (incorporated herein by reference from Exhibit 4.5 to Registrant's
           Annual Report on Form 10-K for the year ended December 31, 1996)

      4.7  Amendment No. 1 to Credit Agreement, dated as of December 3, 1998, among Registrant, Morgan
           Guaranty Trust Company of New York, as Documentation Agent, The Bank of New York, as
           Administrative Agent, and the financial institutions signatory thereto, relating to Exhibit 4.6 hereto............................................................................................

      4.8  Reimbursement Agreement, dated as of November 15, 1990, among Registrant, Swiss Bank Corporation and the financial institutions signatory thereto (incorporated herein by reference from Exhibit
           4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990)

      4.9  First Amendment to Reimbursement Agreement, dated as of December 17, 1996, among Registrant,
           Deutsche Bank AG and the financial institutions signatory thereto, relating to Exhibit 4.8 hereto............................................................................................

      4.10 Second Amendment to Reimbursement Agreement, dated as of May 1, 1998, among Registrant, Deutsche
           Bank AG and the financial institutions signatory thereto, relating to Exhibits 4.8 and 4.9 hereto............................................................................................

      4.11 Amended and Restated Rights Agreement, dated as of September 10, 1998, between Registrant and
           ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated herein by reference from
           Exhibit 1 to Registrant's Registration Statement on Form 8-A, dated September 16, 1998)

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

                                                     INDEX TO EXHIBITS
EXHIBIT
 NUMBER                                               DESCRIPTION
--------   --------------------------------------------------------------------------------------------------
     10.3  Amendment, dated November 14, 1996, to the 1984 Stock Option and Stock Appreciation Rights Plan of
           Registrant, relating to Exhibits 10.1 and 10.2 hereto (incorporated herein by reference from
           Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*

     10.4  Third Amendment, dated as of December 31, 1998, to the 1984 Stock Option and Stock Appreciation
           Rights Plan of Registrant, relating to Exhibits 10.1, 10.2 and 10.3 hereto (incorporated herein by reference from Exhibit 99.8 to Registrant's Current Report on Form 8-K, dated January 8, 1999)*

     10.5  1990 Stock Option and Stock Appreciation Rights Plan of Registrant, together with the Stock Option
           Agreement relating thereto, both as amended (incorporated herein by reference from Exhibit 10.4 to
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1990)*

     10.6  Amendment, dated January 20, 1994, to the 1990 Stock Option and Stock Appreciation Rights Plan of
           Registrant, relating to Exhibit 10.5 hereto (incorporated herein by reference from Exhibit 10.5 to
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1993)*

     10.7  Amendment, dated January 19, 1995, to the 1990 Stock Option and Stock Appreciation Rights Plan of
           Registrant, relating to Exhibits 10.5 and 10.6 hereto (incorporated herein by reference from
           Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*

     10.8  Amendment, dated November 14, 1996, to the 1990 Stock Option and Stock Appreciation Rights Plan of
           Registrant, relating to Exhibits 10.5, 10.6 and 10.7 hereto (incorporated herein by reference from
           Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*

     10.9  Fourth Amendment, dated as of December 31, 1998, to the 1990 Stock Option and Stock Appreciation
           Rights Plan of Registrant, relating to Exhibits 10.5, 10.6, 10.7 and 10.8 hereto (incorporated herein by reference from Exhibit 99.9 to Registrant's Current Report on Form 8-K, dated January 8,
           1999)*

     10.10 Amended and Restated 1996 Stock Incentive Plan of Registrant (incorporated herein by reference from Annex F to Registrant's Joint Proxy Statement/Prospectus, dated October 23, 1998)*

     10.11 1996 Chief Executive Stock Incentive Plan of Registrant (incorporated herein by reference from
           Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995)*

     10.12 First Amendment, dated as of December 31, 1998, to the Chief Executive Stock Incentive Plan of
           Registrant, relating to Exhibit 10.11 hereto (incorporated herein by reference from Exhibit 99.10 to Registrant's Current Report on Form 8-K, dated January 8, 1999)*

     10.13 1997 Independent Director Stock Option Plan of Registrant (incorporated herein by reference from
           Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)*

     10.14 First Amendment, dated as of December 31, 1998, to the 1997 Independent Director Stock Option Plan
           of Registrant, relating to Exhibit 10.13 hereto (incorporated herein by reference from Exhibit
           99.11 to Registrant's Current Report on Form 8-K, dated January 8, 1999)*

                                                     INDEX TO EXHIBITS
EXHIBIT
 NUMBER                                               DESCRIPTION
--------   --------------------------------------------------------------------------------------------------
     10.15 Incentive Compensation Plan of Registrant (incorporated herein by reference from Exhibit 10.4 to
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1980)*

     10.16 Amendment, dated as of January 1, 1994, to the Incentive Compensation Plan of Registrant, relating to Exhibit 10.15 hereto (incorporated herein by reference from Exhibit 10.7 to Registrant's Annual
           Report on Form 10-K for the year ended December 31, 1993)*

     10.17 Retirement Plan of Registrant, as amended and restated (incorporated herein by reference from
           Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*

     10.18 First Amendment, dated as of November 15, 1995, to the Retirement Plan of Registrant, relating to
           Exhibit 10.17 hereto (incorporated herein by reference from Exhibit 10.11 to Registrant's Annual
           Report on Form 10-K for the year ended December 31, 1995)*

     10.19 Second Amendment, effective December 31, 1996, to the Retirement Plan of Registrant, relating to
           Exhibits 10.17 and 10.18 hereto (incorporated herein by reference from Exhibit 10.15 to
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*

     10.20 Third Amendment, effective December 31, 1996, to the Retirement Plan of Registrant, relating to
           Exhibits 10.17, 10.18 and 10.19 hereto (incorporated herein by reference from Exhibit 10.16 to
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*

     10.21 Amendment, effective January 1, 1997, to the Retirement Plan of Registrant, relating to Exhibits
           10.17, 10.18, 10.19 and 10.20 hereto (incorporated herein by reference from Exhibit 10.17 to
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)*

     10.22 Supplemental Executive Retirement Plan of Registrant, as amended (incorporated herein by reference from Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31,
           1991)*

     10.23 Amendment, effective April 1, 1994, to the Supplemental Executive Retirement Plan of Registrant,
           relating to Exhibit 10.22 hereto (incorporated herein by reference from Exhibit 10.10 to
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*

     10.24 Amendment, effective December 31, 1996, to the Supplemental Executive Retirement Plan of
           Registrant, relating to Exhibits 10.22 and 10.23 hereto (incorporated herein by reference from
           Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*

     10.25 Directors' Retirement Benefit Plan of Registrant, as amended (incorporated herein by reference from Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31,
           1991)*

     10.26 First Amendment, dated July 31, 1997, to the Directors' Retirement Benefit Plan of Registrant,
           relating to Exhibit 10.25 hereto (incorporated herein by reference from Exhibit 10.22 to
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)*

                                                     INDEX TO EXHIBITS
EXHIBIT
 NUMBER                                               DESCRIPTION
--------   --------------------------------------------------------------------------------------------------
     10.27 Retirement Benefit Replacement Plan of Registrant, as amended (incorporated herein by reference from Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31,
           1992)*

     10.28 Amendment, dated as of January 1, 1994, to the Retirement Benefit Replacement Plan of Registrant,
           relating to Exhibit 10.27 hereto (incorporated herein by reference from Exhibit 10.12 to
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1993)*

     10.29 Amendment, effective April 1, 1994, to the Retirement Benefit Replacement Plan of Registrant,
           relating to Exhibits 10.27 and 10.28 hereto (incorporated herein by reference from Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*

     10.30 Amendment, effective December 31, 1996, to the Retirement Benefit Replacement Plan of Registrant,
           relating to Exhibits 10.27, 10.28 and 10.29 hereto (incorporated herein by reference from Exhibit
           10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*

     10.31 Thrift Savings Plan of Registrant, as amended and restated (incorporated herein by reference from
           Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*

     10.32 Amendment, effective January 1, 1996, to the Thrift Savings Plan of Registrant, relating to
           Exhibit 10.31 hereto (incorporated herein by reference from Exhibit 10.26 to Registrant's Annual
           Report on Form 10-K for the year ended December 31, 1996)*

     10.33 Amendment, effective January 1, 1997, to the Thrift Savings Plan of Registrant, relating to
           Exhibits 10.31 and 10.32 hereto (incorporated herein by reference from Exhibit 10.29 to
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)*

     10.34 Executive Deferred Compensation Plan of Registrant, as amended (incorporated herein by reference from Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended December 31,
           1996)*

     10.35 Amendment, effective January 1, 1997, to the Executive Deferred Compensation Plan of Registrant,
           relating Exhibit 10.34 hereto (incorporated herein by reference from Exhibit 10.28 to Registrant's
           Annual Report on Form 10-K for the year ended December 31, 1996)*

     10.36 Amendment, effective January 1, 1997, to the Executive Deferred Compensation Plan of Registrant,
           relating to Exhibits 10.34 and 10.35 hereto (incorporated herein by reference from Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)*

     10.37 Employee Stock Purchase Plan of Registrant (incorporated herein by reference from Exhibit 10.29 to
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*

     10.38 Amendment, effective January 1, 1997, to the Employee Stock Purchase Plan of Registrant, relating to Exhibit 10.37 hereto (incorporated herein by reference from Exhibit 10.34 to Registrant's
           Annual Report on Form 10-K for the year ended December 31, 1997)*

                                                     INDEX TO EXHIBITS
EXHIBIT
 NUMBER                                               DESCRIPTION
--------   --------------------------------------------------------------------------------------------------
     10.39 Second Amendment, dated as of December 31, 1998, to the Employee Stock Purchase Plan of
           Registrant, relating to Exhibits 10.37 and 10.38 hereto (incorporated herein by reference from
           Exhibit 99.12 to Registrant's Current Report on Form 8-K, dated January 8, 1999)*

     10.40 Form of Change of Control Agreement between Registrant and each of Thomas E. Gallagher, Matthew J.
           Hart, Barron Hilton and Dieter H. Huckestein (incorporated herein by reference from Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*

     10.41 Employment Agreement, dated as of December 31, 1998, between Registrant and Stephen F. Bollenbach
           (incorporated herein by reference from Exhibit 99.13 to Registrant's Current Report on Form 8-K,
           dated January 8, 1999)*

     10.42 Employment Agreement, dated as of February 1, 1996, between Registrant and Stephen F. Bollenbach
           (incorporated herein by reference from Exhibit 10.21 to Registrant's Annual Report on Form 10-K
           for the year ended December 31, 1995)*

     10.43 Distribution Agreement, dated as of December 31, 1998, between Registrant and Park Place
           (incorporated herein by reference from Exhibit 99.1 to Registrant's Current Report on Form 8-K,
           dated January 8, 1999)

     10.44 Debt Assumption Agreement, dated as of December 31, 1998, between Registrant and Park Place
           (incorporated herein by reference from Exhibit 99.2 to Registrant's Current Report on Form 8-K,
           dated January 8, 1999)

     10.45 Assignment and License Agreement, dated as of December 31, 1998, between Registrant, Conrad
           International Royalty Corporation and Park Place (incorporated herein by reference from Exhibit
           99.3 to Registrant's Current Report on Form 8-K, dated January 8, 1999)

     10.46 Hilton Hotels Corporation Corporate Services Agreement, dated as of December 31, 1998, between
           Registrant and Park Place (incorporated herein by reference from Exhibit 99.4 to Registrant's
           Current Report on Form 8-K, dated January 8, 1999)

     10.47 Park Place Entertainment Corporation Corporate Services Agreement, dated as of December 31, 1998, between Registrant and Park Place (incorporated herein by reference from Exhibit 99.5 to
           Registrant's Current Report on Form 8-K, dated January 8, 1999)

     10.48 Employee Benefits and Other Employment Matters Allocation Agreement, dated as of December 31,
           1998, between Registrant and Park Place (incorporated herein by reference from Exhibit 99.6 to
           Registrant's Current Report on Form 8-K, dated January 8, 1999)

     10.49 Tax Allocation and Indemnity Agreement, dated as of December 31, 1998, between Registrant and Park
           Place (incorporated herein by reference from Exhibit 99.7 to Registrant's Current Report on Form
           8-K, dated January 8, 1999)

     11    Computation of Earnings Per Share.................................................................

     12    Computation of Ratios of Earnings to Fixed Charges................................................

     13    Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998............

     21    List of Registrant's Subsidiaries.................................................................

                                                     INDEX TO EXHIBITS
EXHIBIT
 NUMBER                                               DESCRIPTION
--------   --------------------------------------------------------------------------------------------------
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