Form 10-Q
period 1999-03-31
HILTON HOTELS CORP
filed 1999-05-14
CIK 47580

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999

                                       OR

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from .............. to ................

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1999--Common Stock, $2.50 par value--258,266,352 shares.

PART I FINANCIAL INFORMATION

Company or group of companies for which report is filed:

                   HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

                                                                          Three months ended
                                                                               March 31,
                                                                            1999       1998
----------------------------------------------------------------------------------------------
Revenue                         Rooms                                     $     250        183
                                Food and beverage                               118         83
                                Management and franchise fees                    25         27
                                Other revenue                                   101         73
                                --------------------------------------------------------------
                                                                                494        366

Expenses                        Rooms                                            66         48
                                Food and beverage                                89         66
                                Other expenses                                  211        147
                                Corporate expense,net                            12         11
                                --------------------------------------------------------------
                                                                                378        272

                                --------------------------------------------------------------
Operating Income                                                                116         94

                                Interest income                                  13          2
                                Interest expense                                (52)       (27)
                                Interest expense, net, from
                                 unconsolidated affiliates                       (1)        (3)
                                --------------------------------------------------------------

Income Before Income Taxes
and Minority Interest                                                           76         66
                                Provision for income taxes                      31         26
                                Minority interest, net                           3          2
                                --------------------------------------------------------------

Income from Continuing
Operations                                                                      42         38
                                Income from discontinued gaming
                                 operations, net of tax provision of $35        --         39

                                Cumulative effect of accounting change,
                                 net of tax benefit of $1                       (2)        --
                                --------------------------------------------------------------

Net Income                                                                $     40         77
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

Basic Earnings Per Share
                                Income from Continuing Operations         $    .16        .14
                                Discontinued Operations                         --        .16
                                Cumulative Effect of Accounting Change        (.01)        --
                                --------------------------------------------------------------

                                Net Income Per Share                      $    .15        .30
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

Diluted Earnings Per Share
                                Income from Continuing Operations         $    .16        .14
                                Discontinued Operations                         --        .15
                                Cumulative Effect of Accounting Change        (.01)        --
                                --------------------------------------------------------------

                                Net Income Per Share                      $    .15        .29
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

see notes to consolidated financial statements

HILTON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

                                                                          March 31,   December 31,
                                                                               1999           1998
--------------------------------------------------------------------------------------------------
Assets                          Cash and equivalents                      $      78             47
                                Accounts receivable, net                        225            204
                                Receivable from discontinued gaming
                                 operations                                      --             73
                                Inventories                                      59             54
                                Deferred income taxes                            48             48
                                Other current assets                             38             43
                                ------------------------------------------------------------------

                                  Total current assets                          448            469

                                Investments                                     267            262
                                Long-term receivable                            625            625
                                Property and equipment, net                   2,553          2,483
                                Other assets                                     97            105
                                ------------------------------------------------------------------

                                  Total investments, property and
                                   other assets                               3,542          3,475
                                ------------------------------------------------------------------

                                Total Assets                              $   3,990          3,944
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

Liabilities and                 Accounts payable and accrued expenses     $     376            410
Stockholders' Equity            Current maturities of long-term debt             64             62
                                Income taxes payable                             38             34
                                ------------------------------------------------------------------

                                  Total current liabilities                     478            506

                                Long-term debt                                3,074          3,037
                                Deferred income taxes and other
                                 liabilities                                    214            214
                                Stockholders' equity                            224            187
                                ------------------------------------------------------------------

                                Total Liabilities and Stockholders'
                                 Equity                                   $   3,990          3,944
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

see notes to consolidated financial statements

HILTON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in millions)

                                                                                        Three months ended
                                                                                             March 31,
                                                                                          1999       1998
-----------------------------------------------------------------------------------------------------------
Operating Activities            Net income                                              $     40        77
                                Adjustments to reconcile net income to
                                 net cash provided by operating activities:
                                 Income from discontinued gaming operations                   --       (39)
                                 Cumulative effect of accounting change                        2        --
                                 Depreciation and amortization                                38        24
                                 Amortization of loan costs                                    1         1
                                 Change in working capital components:
                                   Receivables, inventories and other current assets          52         7
                                   Accounts payable and accrued expenses                     (34)      (15)
                                   Income taxes payable                                        4        48
                                 Change in deferred income taxes                               5         7
                                 Change in other liabilities                                  (5)        3
                                 Distributions from unconsolidated affiliates
                                     less than earnings                                       (2)       (7)
                                 Other                                                        10       (27)
                                ---------------------------------------------------------------------------

                                Net cash provided by operating activities                    111        79
-----------------------------------------------------------------------------------------------------------

Investing Activities            Capital expenditures                                         (36)      (31)
                                Additional investments                                       (20)      (18)
                                Payments on notes and other                                   17        10
                                Acquisitions, net of cash acquired                           (73)     (170)
                                ---------------------------------------------------------------------------

                                Net cash used in investing activities                       (112)     (209)
-----------------------------------------------------------------------------------------------------------

Financing Activities            Change in commercial paper borrowings and revolving
                                   loans                                                      39       325
                                Reduction of long-term debt                                   (1)       (1)
                                Issuance of common stock                                       1         9
                                Purchase of common stock                                      (2)      (81)
                                Cash dividends                                                (5)      (23)
                                ---------------------------------------------------------------------------

                                Net cash provided by financing activities                     32       229
-----------------------------------------------------------------------------------------------------------

Net Transfers From Discontinued Gaming Operations                                             --        13

Increase in Cash and Equivalents                                                              31       112
Cash and Equivalents at Beginning of Year                                                     47         5
-----------------------------------------------------------------------------------------------------------

Cash and Equivalents at End of Period                                                   $     78       117
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

see notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: GENERAL

On December 31, 1998, Hilton Hotels Corporation (Hilton or the Company) completed a spin-off that split the Company's operations into two independent public corporations, one for conducting its hotel business and one for conducting its gaming business. Hilton retained ownership of the hotel business. Hilton transferred the gaming business to a new corporation named Park Place Entertainment Corporation (Park Place) and distributed the stock of Park Place tax-free to Hilton stockholders on a one-for-one basis. As a result of the spin-off, Hilton's financial statements reflect the gaming business as discontinued operations.

The consolidated financial statements presented herein have been prepared by Hilton in accordance with the accounting policies described in its 1998 Annual Report to Stockholders and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The statements for the three months ended March 31, 1999 and 1998 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

The consolidated financial statements for the 1998 periods reflect certain reclassifications to conform with classifications adopted in 1999. These reclassifications have no effect on net income.

NOTE 2: EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common stockholders (net income less preferred dividends of $3 million in the 1998 quarter) by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding totaled 261 million and 247 million for the three months ended March 31, 1999 and 1998, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of the assumed exercise of stock options and convertible securities increased the weighted average number of common shares by 24 million and 32 million for the three months ended March 31, 1999 and 1998, respectively. In addition, the increase to net income resulting from interest on convertible securities assumed to have not been paid was $4 million for each of the three month periods ended March 31, 1999 and 1998.

NOTE 3: SUPPLEMENTAL CASH FLOW INFORMATION

                                                         Three months ended
                                                              March 31,
                                                         1999         1998
                                                         -----        -----
                                                           (in millions)
Cash paid during the period for the following:
Interest, net of amounts capitalized                     $  25           13
Income taxes(1)                                             17            5

(1) Includes amounts paid by the Company on behalf of the discontinued gaming operations.

NOTE 4: COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 1999 and 1998 is as follows:

                                                         Three months ended
                                                              March 31,
                                                          1999         1998
                                                         ------       -----
                                                           (in millions)
Net Income                                               $   40          77
  Change in unrealized gains and losses, net of tax           1          (5)
                                                         ------       -----
Comprehensive Income                                     $   41          72
                                                         ------       -----
                                                         ------       -----

NOTE 5: CHANGE IN ACCOUNTING PRINCIPLE

In April 1998, the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires that all nongovernmental entities expense costs of start-up activities (pre-opening, pre-operating and organizational costs) as those costs are incurred and requires the write-off of any unamortized balances upon implementation. SOP 98-5 is effective for financial statements issued for periods beginning after December 15, 1998. The Company's adoption of SOP 98-5 resulted in a cumulative effect of accounting change of $2 million, net of a tax benefit of $1 million, in the 1999 first quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On December 31, 1998, the Company completed a spin-off of its gaming operations. As a result, the Company's historical financial statements have been restated to reflect the gaming business as discontinued operations. The following discussion and analysis of financial condition and results of operations is that of Hilton's continuing operations.

FINANCIAL CONDITION

LIQUIDITY

For the three months ended March 31, net cash provided by operating activities was $111 million and $79 million in 1999 and 1998, respectively. The increase was primarily attributable to continued strength at many of the Company's U.S. owned and partially owned full-service hotels and the benefit of cash flow from newly acquired hotel properties.

ACQUISITIONS AND CAPITAL SPENDING

Net cash used in investing activities was $112 million in the 1999 three month period compared to $209 million last year. The decrease was due primarily to higher acquisition spending in the 1998 period, which included the acquisition of two full-service hotels versus one in the 1999 period. Expenditures required to complete acquisitions and capital spending programs in 1999 will be financed through available cash flows and general corporate borrowings.

Growth continues through selective acquisition of large full-service hotels in major market locations. In December 1998, the Company purchased the 394-room Sheraton Grande Torrey Pines (re-named the Hilton La Jolla Torrey Pines). The Company leases the land underlying the hotel. The resort is located adjacent to two world-famous Torrey Pines Golf Courses along the Pacific Coast in La Jolla, California.

In February 1999, the Company acquired the 495-room Radisson Plaza Hotel at Mark Center in Alexandria, Virginia (re-named the Hilton Alexandria Mark Center) for approximately $52 million. In April

1999, the Company purchased the 563-room Pointe Hilton Resort at Squaw Peak in Phoenix, Arizona for approximately $94 million. Also in April 1999, the Company acquired the 385-room Hilton Back Bay in Boston for approximately $70 million. The Company plans to spend approximately $12 million to renovate guest rooms, meeting rooms, the lobby and the health club at this property. The Company expects to make further acquisitions in 1999.

The Company is currently renovating the Hilton New York & Towers. This project, which includes new restaurants, a state-of-the-art business/conference center, a world-class fitness facility and an exclusive Towers Lounge overlooking Manhattan, is expected to be completed in late 1999. Renovation and construction projects are also underway at the Hilton Seattle Airport and the Hilton Portland. The Seattle project includes renovating existing rooms and constructing a 222-room addition, while the Portland project involves construction of a 319-room tower addition. The Company is also in the process of constructing a new 600-room hotel at the center of Boston's Logan Airport and a 232-unit vacation ownership resort adjacent to the Las Vegas Hilton, which are expected to open in the 1999 third quarter and the 1999 fourth quarter, respectively.

In addition to an estimated $200 million in 1999 expenditures related to the aforementioned renovation and construction projects, the Company intends to spend approximately $150 million in 1999 on normal capital replacements, upgrades and compliance projects.

OTHER DEVELOPMENTS

The Company continues to improve its franchise business primarily through the expansion of the Hilton Garden Inn product. In the 1999 first quarter, the Company opened eight Garden Inn properties. The Company expects to open approximately 65 Garden Inn properties during 1999 and anticipates having 200 such franchise properties either open or under construction in 2000.

FINANCING

Long-term debt at March 31, 1999 totaled $3.1 billion, compared with $3.0 billion at December 31, 1998. For the three months ended March 31, 1999, cash provided by financing activities totaled $32 million compared to $229 million in the 1998 period. The 1998 period includes additional commercial paper borrowings to fund acquisitions, capital expenditures and common stock repurchases.

The debt balance includes $625 million of long-term debt which, although allocated to Park Place under a debt assumption agreement, remains the legal obligation of Hilton. At the time of the spin-off, Park Place assumed and agreed to pay 100% of the amount of each payment required to be made by Hilton under the terms of the indentures governing Hilton's $300 million 7.375% Senior Notes due 2002 and its $325 million 7% Senior Notes due 2004. These notes remain in Hilton's long-term debt balance and a long-term receivable from Park Place in an equal amount is included in the Company's consolidated balance sheets. In the event of an increase in the interest rate on these notes as a result of certain actions taken by Hilton or in certain other limited circumstances, Hilton will be required to reimburse Park Place for any such increase. Hilton is obligated to make any payment Park Place fails to make and in such event Park Place shall pay to Hilton the amount of such payment together with interest, at the rate per annum borne by the applicable notes plus two percent, to the date of such reimbursement.

At March 31, 1999, approximately $195 million of the aggregate commitment of the Company's $1.75 billion revolving credit facility supported the issuance of commercial paper, leaving approximately $1.6 billion of the revolving bank debt facility available to the Company at such date.

In October 1997, the Company filed a shelf registration statement (Shelf) with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. At March 31, 1999, available financing under the Shelf totaled $2.1 billion. The terms of any additional securities offered pursuant to the Shelf will be determined by market conditions at the time of issuance.

Pursuant to the Company's stock repurchase program, during the 1998 first quarter the Company repurchased 2.8 million shares of common stock, or 14 percent of the total authorized to be repurchased, for an aggregate purchase price of $81 million. During the 1999 first quarter, the Company repurchased
 .1 million shares of common stock for an aggregate purchase price of $2 million. In April 1999, the Company repurchased 2.9 million shares of common stock for an aggregate purchase price of $40 million. The Company may, at any time, repurchase up to 12.7 million remaining shares authorized for repurchase pursuant to such program. The timing of stock repurchases are made at the discretion of the Company's management, subject to certain business and market conditions.

In accordance with the terms of the indenture governing the Company's $500 million 5% Convertible Subordinated Notes due 2006, effective January 4, 1999, the conversion price was adjusted to $22.17, reflecting the gaming spin-off.

STOCKHOLDERS' EQUITY

Dividends paid on common shares were $.02 in the 1999 first quarter compared to $.08 in the 1998 first quarter. In October 1998, 14.8 million shares of the Company's Preferred Redeemable Increased Dividend Equity Securities, 8% PRIDES, Convertible Preferred Stock were converted into 13.6 million shares of common stock.

RESULTS OF OPERATIONS

The following discussion presents an analysis of the Company's results of operations for the three months ended March 31, 1999 and 1998. EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash items) is presented supplementally in the tables below and in the discussion of operating results because management believes it allows for a more complete analysis of results of operations. Non-cash items, such as asset write-downs and impairment losses, are excluded from EBITDA as these items do not impact operating results on a recurring basis. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or net income), nor should it be considered as an indicator of the overall financial performance of the Company. The Company's calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.

COMPARISON OF FISCAL QUARTERS ENDED MARCH 31, 1999 AND 1998

OVERVIEW

A summary of the Company's consolidated revenue and earnings for the three months ended March 31, 1999 and 1998 is as follows:

(in millions, except per share amounts)                                                        1999        1998        % Change
                                                                                               ----        ----        --------
Revenue                                                                                   $     494         366            35%
Operating income                                                                                116          94            23%
Income from continuing operations                                                                42          38            11%
Basic EPS from continuing operations                                                            .16         .14            14%
Diluted EPS from continuing operations                                                          .16         .14            14%

OTHER OPERATING DATA

Reconciliation of income from continuing operations to EBITDA:
  Income from continuing operations                                                       $      42          38            11%
  Minority interest, net                                                                          3           2            50%
  Provision for income taxes                                                                     31          26            19%
  Interest expense, net, from unconsolidated affiliates                                           1           3           (67)%
  Interest expense                                                                               52          27            93%
  Interest income                                                                               (13)         (2)           --%
  Depreciation and amortization(1)                                                               40          28            43%
                                                                                          ---------         ---
    Total EBITDA                                                                          $     156         122            28%
                                                                                          ---------         ---
                                                                                          ---------         ---

(1) Includes proportionate share of unconsolidated affiliates.

Consolidated revenue for the 1999 first quarter was $494 million, an increase of 35 percent over 1998. Total EBITDA was $156 million for the 1999 first quarter, a 28 percent increase compared to $122 million a year ago, while operating income increased 23 percent to $116 million from $94 million last year.

The Company's domestic owned and equity hotels contributed $135 million of EBITDA in the 1999 first quarter, compared to $103 million in the prior year. The 1999 results were significantly impacted by earnings contributions from hotels acquired in 1998 as well as revenue per available room (RevPAR) increases at the Company's full-service hotels in major markets throughout the continental U.S. Results were negatively impacted by market conditions in Hawaii, which continue to be affected by Asian economic difficulties. Excluding the Company's two properties in Hawaii, comparable EBITDA at the Company's domestic owned and equity hotels increased ten percent from the 1998 first quarter. Occupancy for comparable domestic owned and equity hotels (excluding Hawaii) was 73.2 percent versus 70.0 percent in the 1998 quarter. The average room rate increased two percent to $159.41 in the 1999 first quarter and RevPAR improved six percent between periods. EBITDA margins improved one point to 32 percent.

Combined EBITDA from the Hilton Chicago & Towers, the Hilton Chicago O'Hare Airport and the Palmer House Hilton increased $5 million or 41 percent over the prior year quarter on a combined RevPAR increase of 16 percent. Both the Hilton Chicago & Towers and the Palmer House Hilton were able to increase their market share in a strong city-wide convention market, resulting in strong gains in both occupancy and average rate. The Hilton Chicago O'Hare Airport benefited from increased volume in the higher priced individual business traveler (IBT) segment. EBITDA at the Hilton San Francisco & Towers increased 12 percent due to significant increases in occupancy and average rate in the convention segment and volume increases in the IBT segment. EBITDA from the Hilton New Orleans Riverside increased $2 million on a three point increase in EBITDA margin and a ten percent increase in RevPAR driven by strong increases in convention and company meeting volume. Results at the Hilton New York & Towers have been affected by the renovation project currently underway, which has reduced foot traffic and resulted in the temporary closure of three food and beverage outlets. The project, which is expected to be completed in late 1999, contributed to a four percent decline in EBITDA in the 1999 first quarter. EBITDA from the Hilton San Diego Resort increased $1 million, or 57 percent, from the prior year quarter on strong volume increases and a nine point improvement in EBITDA margin. The Company also benefited from improved results at the recently acquired Hilton East Brunswick & Towers, Hilton Charlotte & Towers, Hilton La Jolla Torrey Pines and the Hilton Short Hills. These four properties posted a combined $3 million, or 34 percent, EBITDA increase compared to pro forma 1998 results.

Inbound travel to Hawaii continued to be negatively impacted by Asia's economic crisis. On a comparable basis, EBITDA from the Hilton Hawaiian Village in Honolulu and the Hilton Waikoloa Village on the Big Island of Hawaii declined 23 percent and 13 percent, respectively, from the prior year quarter. The Company anticipates continued weakness in Hawaii for the remainder of 1999 due to the impact of the Asian economic situation, with the Hilton Hawaiian Village expected to show declining results for the full year. The Company, however, anticipates improved market conditions and commensurate improvement at these properties in 2000. Factors leading to this outlook include an increase in advance bookings at the Hawaiian Village; new business to the state generated as a result of the newly opened Hawaii Convention Center; increased business and leisure travel coinciding with Year 2000 events and activities, and enhanced marketing efforts in Asia and the U.S. mainland by the State of Hawaii to attract additional visitors. Occupancy for comparable domestic owned and equity full-service hotels (including Hawaii) was 73.3 percent compared to 71.3 percent in the 1998 quarter. The average room rate decreased one percent to $162.59 in the 1999 first quarter and RevPAR increased two percent.

Acquisition activity, including increased ownership of properties which were previously partially owned and new property acquisitions, contributed approximately $29 million of EBITDA to the first quarter of 1999. Management and franchise fees decreased $2 million in 1999 to $25 million. This decrease is primarily attributable to the acquisition of several previously managed properties during 1998. Depreciation and amortization, including the Company's proportionate share of unconsolidated affiliates, increased $12 million over the prior year to $40 million due primarily to new acquisitions.

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

CORPORATE ACTIVITY

Interest income increased $11 million in the 1999 period to $13 million due to the interest on the $625 million of Hilton public debt assumed by Park Place at the time of the spin-off of Hilton's gaming operations. As Hilton remains the legal obligor of the debt, an equal amount of interest is included in interest expense. Consolidated interest expense increased $25 million to $52 million due primarily to the $625 million of debt assumed by Park Place and higher average debt levels resulting from acquisition spending.

The effective income tax rate for the 1999 period increased to 40.8 percent compared to 39.4 percent for 1998. The Company's effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes.

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

During 1999, the Company will continually review its progress against its Year 2000 plans and determine what contingency plans are appropriate to reduce its exposure to Year 2000 related issues.

Based on the Company's current assessment, the costs of addressing potential problems are expected to be less than $3 million. However, if the Company is unable to resolve its Year 2000 issues, contingency plans to update existing systems (i.e., reservations, payroll, etc.) are in place for which the Company expects the cost, if any, to be an additional $3 million. If the Company's customers or vendors identify significant Year 2000 issues in the future and are unable to resolve such issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 1998, the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires that all nongovernmental entities expense costs of start-up activities (pre-opening, pre-operating and organizational costs) as those costs are incurred and requires the write-off of any unamortized balances upon implementation. SOP 98-5 is effective for financial statements issued for periods beginning after December 15, 1998. The Company's adoption of SOP 98-5 resulted in a cumulative effect of accounting change of $2 million, net of a tax benefit of $1 million, in the 1999 first quarter.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report, including without limitation, those set forth under the captions "Financial Condition," "Results of Operations" and "Other Matters," and statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, and are subject to certain risks and uncertainties, including those identified above under "Results of Operations" and those in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 under the captions "Additional Information--Business Risks" and "Competition," the effect of economic conditions, and customer demand, which could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained.

PART II    OTHER INFORMATION

ITEM 4.    RESULTS OF VOTES OF SECURITY HOLDERS

           The annual meeting of stockholders was held on May 12, 1999 at the Hilton Beverly Hills in Beverly Hills, California. Approximately, 92 percent of the eligible shares were voted.

           The following were elected to the Company's Board of Directors for a three year term expiring in 2002. Steven F. Bollenbach, Dieter H. Huckestien, Benjamin V. Lambert and John L. Notter, each of whom received approximately 98 percent of the votes cast.

           Additionally, the ratification of Arthur Andersen LLP to serve as auditors for the Company for fiscal 1999 was adopted by 99 percent of the votes cast.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        EXHIBITS

27. Financial data schedule for the three month period ended March 31, 1999.

(b)        REPORTS ON FORM 8-K

           The Company filed a Report on Form 8-K dated January 8, 1999, under
           Item 2 Acquisition or Disposition of Assets to announce that it had consummated the separation of its gaming business from its lodging business through a spin-off of its indirect wholly owned subsidiary, Park Place Entertainment Corporation.

           The Company filed a Report on Form 8-K dated February 4, 1999, under
           Item 5 Other Events to report results for the three and twelve month periods ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HILTON HOTELS CORPORATION
                                        (Registrant)



Date: May 14, 1999                    /s/ MATTHEW J. HART
                                      -----------------------------------------
                                      Matthew J. Hart
                                      Executive Vice President, Chief Financial
                                      Officer and Treasurer



Date: May 14, 1999                    /s/ THOMAS E. GALLAGHER
                                      -----------------------------------------
                                      Thomas E. Gallagher
                                      Executive Vice President, Chief
                                      Administrative Officer and General Counsel