Form 10-Q
period 1999-06-30
HILTON HOTELS CORP
filed 1999-08-09
CIK 47580

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1999 --- Common Stock, $2.50 par value --- 254,975,911 shares.

PART I  FINANCIAL INFORMATION

Company or group of companies for which report is filed:

                   HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1.     FINANCIAL STATEMENTS


                                                                                       Three months ended  Six months ended
CONSOLIDATED STATEMENTS OF INCOME                                                            June 30,          June 30,
(in millions, except per share amounts)                                                   1999    1998      1999    1998
-------------------------------------------------------------------------------------------------------    ----------------
Revenue                              Rooms                                               $ 293     245       543     428
                                     Food and beverage                                     134     111       249     194
                                     Management and franchise fees                          26      28        51      55
                                     Other revenue                                          86      73       171     146
                                     ------------------------------------------------------------------    --------------
                                                                                           539     457     1,014     823

Expenses                             Rooms                                                  71      57       137     105
                                     Food and beverage                                      95      79       182     145
                                     Other expenses                                        205     163       399     310
                                     Corporate expense, net                                 14      16        26      27
                                     ------------------------------------------------------------------    --------------
                                                                                           385     315       744     587
                                     ------------------------------------------------------------------    --------------
Operating Income                                                                           154     142       270     236

                                     Interest income                                        13       2        26       4
                                     Interest expense                                      (54)    (33)     (106)    (60)
                                     Interest expense, net, from unconsolidated affiliates   -       -        (1)     (3)
                                     ------------------------------------------------------------------    --------------
Income Before Income Taxes
and Minority Interest                                                                      113     111       189     177
                                     Provision for income taxes                             45      45        76      71
                                     Minority interest, net                                  2       1         5       3
                                     ------------------------------------------------------------------    --------------
Income from Continuing Operations                                                           66      65       108     103
                                     Income from discontinued gaming operations,
                                       net of tax provisions of $35 and $70                  -      41         -      80
                                     Cumulative effect of accounting change,
                                       net of tax benefit of $1                              -       -        (2)      -
                                     ------------------------------------------------------------------  ---------------
Net Income                                                                               $  66     106       106     183
=======================================================================================================  ===============
Basic Earnings Per Share
                                     Income from Continuing Operations                   $ .26     .25       .42     .39
                                     Discontinued Operations                                 -     .16         -     .32
                                     Cumulative Effect of Accounting Change                  -       -      (.01)      -
                                     ------------------------------------------------------------------    --------------
                                     Net Income Per Share                                $ .26     .41       .41     .71
=======================================================================================================    ==============
Diluted Earnings Per Share
                                     Income from Continuing Operations                   $ .25     .25       .41     .39
                                     Discontinued Operations                                 -     .14         -     .29
                                     Cumulative Effect of Accounting Change                  -       -      (.01)      -
                                     ------------------------------------------------------------------    --------------
                                     Net Income Per Share                                $ .25     .39       .40     .68
=======================================================================================================    ==============

see notes to consolidated financial statements

HILTON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

                                                                                                June 30,       December 31,
                                                                                                    1999               1998
----------------------------------------------------------------------------------------------------------------------------
Assets                              Cash and equivalents                                       $     65                  47
                                    Accounts receivable, net                                        239                 204
                                    Receivable from discontinued gaming operations                    -                  73
                                    Inventories                                                      68                  54
                                    Deferred income taxes                                            49                  48
                                    Other current assets                                             53                  43
                                    ----------------------------------------------------------------------------------------
                                       Total current assets                                         474                 469

                                    Investments                                                     301                 262
                                    Long-term receivable                                            625                 625
                                    Property and equipment, net                                   2,703               2,483
                                    Other assets                                                    100                 105
                                    ----------------------------------------------------------------------------------------
                                       Total investments, property and other assets               3,729               3,475
                                    ----------------------------------------------------------------------------------------
                                    Total Assets                                              $   4,203               3,944
============================================================================================================================

Liabilities and                     Accounts payable and accrued expenses                     $     347                 410
Stockholders' Equity                Current maturities of long-term debt                             62                  62
                                    Income taxes payable                                             35                  34
                                    ----------------------------------------------------------------------------------------
                                       Total current liabilities                                    444                 506

                                    Long-term debt                                                3,324               3,037
                                    Deferred income taxes and other liabilities                     222                 214
                                    Stockholders' equity                                            213                 187
                                    ----------------------------------------------------------------------------------------
                                    Total Liabilities and Stockholders' Equity                $   4,203               3,944
============================================================================================================================


see notes to consolidated financial statements

HILTON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in millions)

                                                                                                        Six months ended
                                                                                                            June 30,
                                                                                                        1999       1998
------------------------------------------------------------------------------------------------------------------------
Operating Activities         Net income                                                               $   106       183
                             Adjustments to reconcile net income to net
                               cash provided by operating activities:
                               Income from discontinued gaming operations                                   -       (80)
                               Cumulative effect of accounting change                                       2         -
                               Depreciation and amortization                                               81        55
                               Amortization of loan costs                                                   1         1
                               Change in working capital components:
                                 Receivables, inventories and other current assets                         14       (47)
                                 Accounts payable and accrued expenses                                    (63)       27
                                 Income taxes payable                                                       1        31
                               Change in deferred income taxes                                              3         9
                               Change in other liabilities                                                 (5)       15
                               Distributions from unconsolidated affiliates less than earnings             (5)      (12)
                               Other                                                                        8       (34)
                           ---------------------------------------------------------------------------------------------
                             Net cash provided by operating activities                                    143       148
------------------------------------------------------------------------------------------------------------------------
Investing Activities         Capital expenditures                                                         (63)      (42)
                             Additional investments                                                       (49)     (332)
                             Payments on notes and other                                                   36        54
                             Acquisitions, net of cash acquired                                          (237)     (340)
                           ---------------------------------------------------------------------------------------------
                             Net cash used in investing activities                                       (313)     (660)
------------------------------------------------------------------------------------------------------------------------
Financing Activities         Change in commercial paper borrowings
                                and revolving loans                                                       287     1,060
                             Reduction of long-term debt                                                   (1)     (187)
                             Issuance of common stock                                                       2        11
                             Purchase of common stock                                                     (90)      (81)
                             Cash dividends                                                               (10)      (46)
                           ---------------------------------------------------------------------------------------------
                             Net cash provided by financing activities                                    188       757
------------------------------------------------------------------------------------------------------------------------
Net Transfers To Discontinued Gaming Operations                                                             -      (147)
Increase in Cash and Equivalents                                                                           18        98
Cash and Equivalents at Beginning of Year                                                                  47         5
------------------------------------------------------------------------------------------------------------------------
Cash and Equivalents at End of Period                                                            $         65       103
========================================================================================================================

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

The statements for the three and six months ended June 30, 1999 and 1998 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

The consolidated financial statements for prior periods reflect certain reclassifications to conform with classifications adopted in the current period. These reclassifications have no effect on net income.

NOTE 2:  EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common stockholders (net income less preferred dividends of $3 million and $7 million for the three and six months ended June 30, 1998, respectively) by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding totaled 257 million and 259 million for the three and six months ended June 30, 1999, respectively and 247 million for the three and six months ended June 30, 1998. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of the assumed exercise of stock options and convertible securities increased the weighted average number of common shares by 24 million for the three and six months ended June 30, 1999 and 32 million for the three and six months ended June 30, 1998. In addition, the increase to net income resulting from interest on convertible securities assumed to have not been paid was $4 million for each of the three month periods ended June 30, 1999 and 1998 and $7 million for each of the six month periods ended June 30, 1999 and 1998.

NOTE 3:  SUPPLEMENTAL CASH FLOW INFORMATION

                                                    Six months ended
                                                        June 30,
                                                     1999     1998
                                                     ----     ----
                                                      (in millions)
Cash paid during the period for the following:

Interest, net of amounts capitalized                 $ 87       46
Income taxes (1)                                       52       98


(1) Includes amounts paid by the Company on behalf of the discontinued gaming operations.

NOTE 4:  COMPREHENSIVE INCOME

Comprehensive income for the three and six months ended June 30, 1999 and 1998 is as follows:

                                                        Three months ended                Six months ended
                                                              June 30,                        June 30,
                                                         1999         1998               1999          1998
                                                        ------       ------             ------        ------
                                                           (in millions)                    (in millions)
Net Income                                              $   66          106                 106         183
      Change in unrealized gains
          and losses, net of tax                            13            1                  14          (4)
                                                        ------       ------              ------       ------
Comprehensive Income                                    $   79          107                 120         179
                                                        ======       ======              ======       ======

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

FINANCIAL CONDITION

LIQUIDITY

For the six months ended June 30, net cash provided by operating activities was $143 million and $148 million in 1999 and 1998, respectively. Cash and equivalents totaled $65 million at June 30, 1999, an increase of $18 million from December 31, 1998.

ACQUISITIONS AND CAPITAL SPENDING

Net cash used in investing activities was $313 million in the 1999 six month period compared to $660 million last year. The decrease was primarily due to higher acquisition spending in the 1998 period which included the acquisition of four full-service hotels, versus three in the 1999 period, and an additional investment related to the restructuring of the Hilton Hawaiian Village joint venture. Expenditures required to complete acquisitions and capital spending programs in 1999 will be financed through available cash flows and general corporate borrowings.

Growth continues through selective acquisition of large full-service hotels in major market locations. In February 1999, the Company acquired the 495-room Radisson Plaza Hotel at Mark Center in Alexandria, Virginia (re-named the Hilton Alexandria Mark Center) for approximately $52 million. In April 1999, the Company purchased the 563-room Pointe Hilton Squaw Peak Resort in Phoenix, Arizona for approximately $94 million. Also in April 1999, the Company acquired the 385-room Hilton Boston Back Bay for approximately $70 million. The Company plans to spend approximately $12 million to renovate guest rooms, meeting rooms, the lobby and the health club at this property. The Company expects to make further acquisitions in 1999.

The Company is currently renovating the Hilton New York & Towers. This project, which includes new restaurants, a state-of-the-art business/conference center, a world-class fitness facility and an exclusive Towers Lounge overlooking Manhattan, is expected to be completed in late 1999. Renovation and construction projects are also underway at the Hilton Seattle Airport and the Hilton Portland. The Seattle project includes renovating existing rooms and constructing a 222-room addition, while the Portland project involves construction of a 319-room tower addition. The Company is also nearing completion on construction of a new 600-room hotel at the center of Boston's Logan Airport and a 232-unit vacation ownership resort adjacent to the Las Vegas Hilton, which are expected to open in the 1999 third quarter and the 1999 fourth quarter, respectively.

In June 1999, the Company announced plans to develop a 245-unit vacation ownership resort adjacent to the Hilton Hawaiian Village. Interval sales will commence in the first quarter of 2000 with the project expected to open in the first quarter of 2001. In addition, in August 1999 the Company announced that construction will begin on a 453-room tower addition at the Hilton Hawaiian Village. Construction of the Kalia Tower is scheduled to be complete in Spring 2001.

In addition to an estimated $260 million in 1999 development related expenditures including those related to the aforementioned renovation and construction projects, the Company intends to spend approximately $150 million in 1999 on normal capital replacements, upgrades and compliance projects.

OTHER DEVELOPMENTS

The Company continues to improve its franchise business primarily through the expansion of the Hilton Garden Inn product. As of June 30, 1999, a total of 42 Garden Inn properties were open and 70 are expected to be open by year-end. The Company expects to have 140 Garden Inn properties open with another 60 under construction by year-end 2000.

FINANCING

Long-term debt at June 30, 1999 totaled $3.3 billion, compared with $3.0 billion at December 31, 1998. For the six months ended June 30, 1999, cash provided by financing activities totaled $188 million compared to $757 million in the 1998 period. Commercial paper borrowings in the 1998 period reflect a higher level of acquisition activity and the restructuring of the Hilton Hawaiian Village joint venture. By virtue of an agreement with The Prudential Insurance Company of America (Prudential) to restructure the joint venture ownership of the Hilton Hawaiian Village, effective June 1, 1998 the Company was deemed to control the joint venture, thus requiring consolidation of this previously unconsolidated entity. The agreement also called for the refinancing of the joint venture's existing debt under a new joint venture revolving credit facility. In accordance with the terms of the agreement, this new facility was used to borrow an additional $294 million which was loaned to a Prudential affiliate and subsequently redeemed to increase the Company's investment in the joint venture from 50% to 98%. The consolidation of the joint venture, which includes the total borrowings under the new facility, resulted in an increase in consolidated debt of $480 million in the 1998 period.

The debt balance at June 30, 1999 and December 31, 1998 includes $625 million of long-term debt which, although allocated to Park Place under a debt assumption agreement, remains the legal obligation of Hilton. At the time of the spin-off, Park Place assumed and agreed to pay 100% of the amount of each payment required to be made by Hilton under the terms of the indentures governing Hilton's $300 million 7.375% Senior Notes due 2002 and its $325 million 7% Senior Notes due 2004. These notes remain in Hilton's long-term debt balance and a long-term receivable from Park Place in an equal amount is included in the Company's consolidated balance sheets. In the event of an increase in the interest rate on these notes as a result of certain actions taken by Hilton or in certain other limited circumstances, Hilton will be required to reimburse Park Place for any such increase. Hilton is obligated to make any payment Park Place fails to make and in such event Park Place shall pay to Hilton the amount of such payment together with interest, at the rate per annum borne by the applicable notes plus two percent, to the date of such reimbursement.

At June 30, 1999, approximately $446 million of the aggregate commitment of the Company's $1.75 billion revolving credit facility supported the issuance of commercial paper, leaving approximately $1.3 billion of the revolving bank debt facility available to the Company at such date.

In October 1997, the Company filed a shelf registration statement (Shelf) with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. At June 30, 1999, available financing under the Shelf totaled $2.1 billion. The terms of any additional securities offered pursuant to the Shelf will be determined by market conditions at the time of issuance.

Pursuant to the Company's stock repurchase program, during the first six months of 1999 the Company repurchased 6.4 million shares of common stock for an aggregate purchase price of $90 million. The Company may, at any time, repurchase up to 9.3 million remaining shares authorized for repurchase pursuant to such program. The timing of stock repurchases are made at the discretion of the Company's management, subject to certain business and market conditions.

In accordance with the terms of the indenture governing the Company's $500 million 5% Convertible Subordinated Notes due 2006, effective January 4, 1999, the conversion price was adjusted to $22.17 to reflect the gaming spin-off.

STOCKHOLDERS' EQUITY

Dividends paid on common shares were $.02 and $.08 for the three months ended June 30, 1999 and 1998, respectively and $.04 and $.16 for the six months ended June 30, 1999 and 1998, respectively. In October 1998, 14.8 million shares of the Company's Preferred Redeemable Increased Dividend Equity Securities, 8% PRIDES, Convertible Preferred Stock were converted into 13.6 million shares of common stock.

RESULTS OF OPERATIONS

The following discussion presents an analysis of the Company's results of operations for the three and six month periods ended June 30, 1999 and 1998. EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash items) is presented supplementally in the tables below and in the discussion of operating results because management believes it allows for a more complete analysis of results of operations. Non-cash items, such as asset write-downs and impairment losses, are excluded from

EBITDA as these items do not impact operating results on a recurring basis. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or net income), nor should it be considered as an indicator of the overall financial performance of the Company. The Company's calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.

COMPARISON OF FISCAL QUARTERS ENDED JUNE 30, 1999 AND 1998

OVERVIEW

A summary of the Company's consolidated revenue and earnings for the three months ended June 30, 1999 and 1998 is as follows:


(in millions, except per share amounts)                            1999             1998          % Change
                                                                 ------            -----          --------
Revenue                                                          $  539              457              18 %
Operating income                                                    154              142               8 %
Income from continuing operations                                    66               65               2 %
Basic EPS from continuing operations                                .26              .25               4 %
Diluted EPS from continuing operations                              .25              .25               - %


OTHER OPERATING DATA

Reconciliation of EBITDA to income from continuing operations:

   EBITDA
      Operations                                                $  211              188               12 %
      Corporate expense, net                                       (13)             (15)             (13)%
                                                                ------           ------
   Total EBITDA                                                    198              173               14 %
   Depreciation and amortization (1)                               (44)             (31)              42 %
                                                                ------           ------
   Operating income                                                154              142                8 %
   Interest income                                                  13                2                - %
   Interest expense                                                (54)             (33)              64 %
   Provision for income taxes                                      (45)             (45)               - %
   Minority interest, net                                           (2)              (1)               - %
                                                                ------           ------
   Income from continuing operations                            $   66               65                2 %
                                                                ======           ======

  (1) Includes proportionate share of unconsolidated affiliates.

Consolidated revenue for the 1999 second quarter was $539 million, an increase of 18 percent over 1998. Total EBITDA was $198 million for the 1999 second quarter, a 14 percent increase compared to $173 million a year ago, while operating income increased eight percent to $154 million from $142 million last year.

The Company's domestic owned and equity hotels contributed $178 million of EBITDA in the 1999 second quarter, compared to $159 million in the prior year. The 1999 results were significantly impacted by earnings contributions from hotels acquired in 1998 and 1999. The Company also benefited from strong EBITDA growth at its properties in San Francisco, Washington D.C. and New Orleans. Results were negatively impacted by continuing weak conditions in Hawaii, along with softness in the New York and Chicago markets. Comparable EBITDA at the Company's domestic owned and equity properties decreased two percent from the 1998 second quarter. Occupancy for comparable domestic owned and equity hotels was 78.1 percent compared to 78.2 percent in the 1998 quarter. The average room rate increased .6 percent to $168.62 in the 1999 second quarter and RevPAR increased .5 percent.

EBITDA at the Hilton San Francisco & Towers increased $3 million or 22 percent on strong city-wide group demand in the 1999 quarter. A 19 percent increase in revenue per available room (RevPAR) resulted from increases in occupancy and average rates in the convention segment along with a shift in the market mix from leisure to the higher rated individual business traveler
(IBT) segment. Combined EBITDA from the Hilton Washington & Towers and Capital Hilton increased $2 million, or 16 percent, from the prior year quarter on a combined ten percent RevPAR increase. EBITDA from the Hilton New Orleans Riverside increased $1 million due to a six percent increase in RevPAR driven by strong increases in convention volume and rate. Combined EBITDA from the Hilton Chicago & Towers, the Hilton Chicago O'Hare Airport and the Palmer House Hilton decreased $2 million or five percent from the prior year quarter on a combined RevPAR decrease of three percent. Soft group demand drove the RevPAR decline, which also limited the properties' ability to increase transient rates. Comparatively lower convention attendance also negatively effected food and beverage and concession revenues. Results at the Hilton New York & Towers were affected by a soft city-wide group market, decreased transient demand and the impact of the renovation project currently underway, which has reduced foot traffic and resulted in the temporary closure of three food and beverage outlets. These factors contributed to a seven percent decline in EBITDA at that property in the 1999 second quarter. Based on advance bookings, the Company anticipates increased demand in the group business segments in the Chicago and New York markets beginning after Labor Day.

On a comparable basis, EBITDA from the Hilton Hawaiian Village in Honolulu and the Hilton Waikoloa Village on the Big Island of Hawaii declined 15 percent and 41 percent, respectively, from the prior year quarter. The Company anticipates continued weakness in Hawaii for the remainder of 1999 due to the impact of the Asian economic situation, with the Hilton Hawaiian Village expected to show declining results for the full year. The Company, however, anticipates improved market conditions and commensurate improvement at these properties in 2000. Factors leading to this outlook include an increase in advance bookings at the Hilton Hawaiian Village; new business to the state generated as a result of the newly opened Hawaii Convention Center; increased business and leisure travel coinciding with Year 2000 events and activities, and enhanced marketing efforts in Asia and the U.S. mainland by the State of Hawaii to attract additional visitors. Excluding the Company's two properties in Hawaii, comparable EBITDA at the Company's domestic owned and equity hotels was flat in the 1999 second quarter. Occupancy for comparable domestic owned and equity hotels (excluding Hawaii) was 79.8 percent versus 79.9 percent in the 1998 quarter. The average room rate increased 1.7 percent to $168.93 in the 1999 second quarter and RevPAR improved 1.6 percent between periods.

Acquisition activity, including increased ownership of properties which were previously partially owned and new property acquisitions, contributed approximately $19 million of EBITDA to the second quarter of 1999. Management and franchise fees decreased $2 million in 1999 to $26 million primarily attributable to the acquisition of several previously managed properties during 1998 and 1999. Depreciation and amortization, including the Company's proportionate share of unconsolidated affiliates, increased $13 million over the prior year to $44 million due to new acquisitions.

Future operating results could be adversely impacted by increased capacity or weak demand. These conditions could limit the Company's ability to pass through inflationary increases in operating costs in the form of higher rates. Increases in transportation and fuel costs or sustained recessionary periods in the U.S. (affecting domestic travel) and internationally (affecting inbound travel from abroad) could also unfavorably impact future results. However, the Company believes that its financial strength, market presence and diverse product line will enable it to remain extremely competitive.

CORPORATE ACTIVITY

Interest income increased $11 million in the 1999 period to $13 million due to the interest on the $625 million of Hilton public debt assumed by Park Place at the time of the spin-off of Hilton's gaming operations. As Hilton remains the legal obligor of the debt, an equal amount of interest is included in interest expense. Consolidated interest expense increased $21 million to $54 million primarily due to the $625 million of debt assumed by Park Place and higher average debt levels resulting from acquisition spending.

The effective income tax rate for the 1999 period decreased to 39.8 percent compared to 40.5 percent for 1998. The Company's effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998

OVERVIEW

A summary of the Company's consolidated revenue and earnings for the six months ended June 30, 1999 and 1998 is as follows:


(in millions, except per share amounts)                            1999             1998            % Change
                                                                   ----             ----            --------
Revenue                                                          $1,014              823              23 %
Operating income                                                    270              236              14 %
Income from continuing operations                                   108              103               5 %
Basic EPS from continuing operations                                .42              .39               8 %
Diluted EPS from continuing operations                              .41              .39               5 %


OTHER OPERATING DATA

Reconciliation of EBITDA to income from continuing operations:


   EBITDA
      Operations                                                $  379              321               18 %
      Corporate expense, net                                       (25)             (26)              (4)%
                                                                ------           ------
   Total EBITDA                                                    354              295               20 %
   Depreciation and amortization (1)                               (84)             (59)              42 %
                                                                ------           ------
   Operating income                                                270              236               14 %
   Interest income                                                  26                4                - %
   Interest expense                                               (106)             (60)              77 %
   Interest expense, net, from unconsolidated affiliates            (1)              (3)             (67)%
   Provision for income taxes                                      (76)             (71)               7 %
   Minority interest, net                                           (5)              (3)              67 %
                                                                ------            ------
   Income from continuing operations                            $  108              103                5 %
                                                                ======            ======


  (1) Includes proportionate share of unconsolidated affiliates.

Consolidated revenue for the 1999 six month period was $1.0 billion, an increase of 23 percent over 1998. Total EBITDA was $354 million for the first six months of 1999, a 20 percent increase compared to $295 million a year ago, while operating income increased 14 percent to $270 million from $236 million last year.

The Company's domestic owned and equity hotels contributed $313 million of EBITDA in the 1999 six month period, compared to $262 million in the prior year. Growth was primarily the result of EBITDA contributions from hotels acquired in 1999 and 1998. Comparable EBITDA at the Company's owned and equity hotels was flat with the prior year six month period. Occupancy for comparable domestic owned and equity hotels was 75.8 percent compared to 74.8 percent in the 1998 period. The average room rate was flat at $166.41 and RevPAR increased 1.2 percent.

Combined EBITDA from the Hilton Chicago & Towers, the Hilton Chicago O'Hare Airport and the Palmer House Hilton increased $3 million or seven percent over the prior year six month period on a combined RevPAR increase of five percent. A strong city-wide convention market in the first quarter of 1999 offset the softer group market and lower convention attendance experienced in the 1999 second quarter. EBITDA at the Hilton San Francisco & Towers increased $4 million due to significant increases in occupancy and average rate in the convention segment and volume increases in the IBT segment resulting in a total RevPAR increase of 15 percent. EBITDA from the Hilton New Orleans Riverside increased $3 million on an eight percent increase in RevPAR driven by both occupancy and average rate increases in the convention segment. Renovations at the Hilton New York & Towers and a soft city-wide group market in the second quarter contributed to a $2 million or six percent decline in EBITDA in the 1999 six month period. The Company benefited from improved results at the recently acquired Hilton Boston Back Bay, Hilton East Brunswick & Towers, Hilton Charlotte & Towers, Hilton La Jolla Torrey Pines and the Hilton Short Hills. These five properties posted a combined $4 million, or 18 percent, EBITDA increase compared to pro forma 1998 results.

On a comparable basis, EBITDA from the Hilton Hawaiian Village and the Hilton Waikoloa Village declined 20 percent and 25 percent, respectively, from the prior year period. Excluding the Company's two properties in Hawaii, comparable EBITDA at the Company's domestic owned and equity hotels increased four percent from the 1998 six month period. Occupancy for comparable domestic owned and equity hotels (excluding Hawaii) was 76.5 percent versus
75.1 percent in the 1998 period. The average room rate increased 1.6 percent to $165.25 in the 1999 period and RevPAR improved 3.6 percent between periods.

Acquisition activity contributed approximately $48 million of EBITDA to the first six months of 1999. Management and franchise fees decreased $4 million in 1999 to $51 million. This decrease is primarily attributable to the acquisition of several previously managed properties during 1998 and 1999. Depreciation and amortization, including the Company's proportionate share of unconsolidated affiliates, increased $25 million over the prior year to $84 million primarily due to new acquisitions.

CORPORATE ACTIVITY

Interest income increased $22 million in the 1999 period to $26 million due to the interest on the $625 million of Hilton public debt assumed by Park Place at the time of the spin-off of Hilton's gaming operations. Consolidated interest expense increased $46 million to $106 million primarily due to the $625 million of debt assumed by Park Place and higher average debt levels resulting from acquisition spending.

The effective income tax rate for the 1999 period increased to 40.2 percent compared to 40.1 percent for 1998.

OTHER MATTERS

YEAR 2000

The Company continues to work to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by its computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000, which could result in miscalculations or system failures.

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

Based on the Company's current assessment, the costs of addressing potential problems are expected to be less than $3 million. However, if the Company is unable to resolve its Year 2000 issues, contingency plans to update existing systems are in place for which the Company expects the cost, if any, to be an additional $3 million. If the Company's customers or vendors identify significant Year 2000 issues in the future and are unable to resolve such issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

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

The words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, and are subject to certain risks and uncertainties, including those identified above under "Results of Operations" and those in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 under the captions "Additional Information - Business Risks" and "Competition," the effect of economic conditions, and customer demand, which could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained.

PART II    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

27.      Financial data schedule for the six month period ended June 30, 1999.

99.01    Amendment 1999-1 to the Hilton Hotels Corporation Retirement Plan.

99.02    Amendment 1999-1 to the Hilton Hotels Corporation Thrift Savings Plan.

99.03 Hilton Hotels Corporation Executive Deferred Compensation Plan, as amended and restated effective January 1, 2000.

(b)      REPORTS ON FORM 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HILTON HOTELS CORPORATION
                                         (Registrant)





Date:  August 9, 1999             /s/ MATTHEW J. HART
                                  -----------------------------------
                                  Matthew J. Hart
                                  Executive Vice President,
                                  Chief Financial Officer and Treasurer






Date:  August 9, 1999             /s/ THOMAS E. GALLAGHER
                                  -----------------------------------
                                  Thomas E. Gallagher
                                  Executive Vice President, Chief Administrative
                                  Officer, General Counsel and Secretary