Form 10-Q
period 1999-09-30
HILTON HOTELS CORP
filed 1999-11-12
CIK 47580

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ............. to ..............

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

                                 (310) 278-4321
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                       -----      ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1999 --- Common Stock, $2.50 par value --- 254,978,461 shares.

PART I  FINANCIAL INFORMATION

Company or group of companies for which report is filed:

                   HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1.     FINANCIAL STATEMENTS


                                                                                          Three months ended     Nine months ended
CONSOLIDATED STATEMENTS OF INCOME                                                             September 30,          September 30,
(in millions, except per share amounts)                                                     1999        1998       1999       1998
------------------------------------------------------------------------------------------------------------     -----------------
Revenue                            Rooms                                                    $ 287        255        830        683
                                   Food and beverage                                          104         92        353        286
                                   Management and franchise fees                               25         25         76         80
                                   Other revenue                                               82         78        253        224
                                   -------------------------------------------------------------------------     -----------------
                                                                                              498        450      1,512      1,273

Expenses                           Rooms                                                       74         64        211        169
                                   Food and beverage                                           86         76        268        221
                                   Other expenses                                             211        181        610        491
                                   Corporate expense, net                                      13         13         39         40
                                   -------------------------------------------------------------------------     -----------------
                                                                                              384        334      1,128        921
                                   -------------------------------------------------------------------------     -----------------
Operating Income                                                                              114        116        384        352

                                   Interest income                                             13          6         39         10
                                   Interest expense                                           (56)       (38)      (162)       (98)
                                   Interest expense, net, from unconsolidated affiliates        -         (1)        (1)        (4)
                                   -------------------------------------------------------------------------     -----------------

Income Before Income Taxes
and Minority Interest                                                                          71         83        260        260
                                   Provision for income taxes                                 (29)       (35)      (105)      (106)
                                   Minority interest, net                                       -         (7)        (5)       (10)
                                   -------------------------------------------------------------------------     -----------------
Income from Continuing Operations                                                              42         41        150        144

                                   Income from discontinued gaming operations,
                                     net of tax provisions of $31 and $101                      -         38          -        118

                                   Cumulative effect of accounting change,
                                     net of tax benefit of $1                                   -          -         (2)         -
                                   -------------------------------------------------------------------------     -----------------
Net Income                                                                                  $  42         79        148        262
============================================================================================================     =================

Basic Earnings Per Share

                                   Income from Continuing Operations                        $ .16        .15        .58        .54
                                   Discontinued Operations                                      -        .16          -        .48
                                   Cumulative Effect of Accounting Change                       -          -       (.01)         -
                                   -------------------------------------------------------------------------     -----------------
                                   Net Income Per Share                                     $ .16        .31        .57       1.02
============================================================================================================     =================

Diluted Earnings Per Share

                                   Income from Continuing Operations                        $ .16        .15        .57        .54
                                   Discontinued Operations                                      -        .15          -        .44
                                   Cumulative Effect of Accounting Change                       -          -       (.01)         -
                                   -------------------------------------------------------------------------     -----------------
                                   Net Income Per Share                                     $ .16        .30        .56        .98
============================================================================================================     =================


HILTON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)


                                                                                    September 30,  December 31,
                                                                                             1999          1998
===============================================================================================================
Assets                              Cash and equivalents                                   $   93           47
                                    Accounts receivable, net                                  242          204
                                    Receivable from discontinued gaming operations              -           73
                                    Inventories                                                77           54
                                    Deferred income taxes                                      36           48
                                    Other current assets                                       69           43
                                    --------------------------------------------------------------------------

                                       Total current assets                                   517          469

                                    Investments                                               328          262
                                    Long-term receivable                                      625          625
                                    Property and equipment, net                             2,712        2,483
                                    Other assets                                               91          105
                                    --------------------------------------------------------------------------

                                       Total investments, property and other assets         3,756        3,475
                                    --------------------------------------------------------------------------

                                    Total Assets                                           $4,273        3,944
                                    ==========================================================================




Liabilities and                     Accounts payable and accrued expenses                  $  371          410
Stockholders' Equity                Current maturities of long-term debt                       13           62
                                    Income taxes payable                                       30           34
                                    --------------------------------------------------------------------------

                                       Total current liabilities                              414          506

                                    Long-term debt                                          3,415        3,037
                                    Deferred income taxes and other liabilities               185          214
                                    Stockholders' equity                                      259          187
                                    --------------------------------------------------------------------------

                                    Total Liabilities and Stockholders' Equity             $4,273        3,944
                                    ==========================================================================


HILTON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in millions)

                                                                                                          Nine months ended
                                                                                                            September 30,
                                                                                                          1999           1998
==============================================================================================================================
Operating Activities             Net income                                                               $ 148            262
                                 Adjustments to reconcile net income to net
                                   cash provided by operating activities:
                                   Income from discontinued gaming operations                                 -           (118)
                                   Cumulative effect of accounting change                                     2              -
                                   Depreciation and amortization                                            123             86
                                   Amortization of loan costs                                                 2              2
                                   Change in working capital components:
                                     Receivables, inventories and other current assets                      (12)           (15)
                                     Accounts payable and accrued expenses                                  (31)            83
                                     Income taxes payable                                                    (4)            42
                                   Change in deferred income taxes                                          (12)             7
                                   Change in other liabilities                                              (16)            21
                                   Distributions from unconsolidated affiliates less than earnings           (8)           (14)
                                   Other                                                                     31            (32)
                                 ----------------------------------------------------------------------------------------------

                                 Net cash provided by operating activities                                  223            324
------------------------------------------------------------------------------------------------------------------------------

Investing Activities             Capital expenditures                                                      (138)          (137)
                                 Additional investments                                                     (88)           (67)
                                 Payments on notes and other                                                 57             65
                                 Acquisitions, net of cash acquired                                        (237)          (760)
                                 ----------------------------------------------------------------------------------------------

                                 Net cash used in investing activities                                     (406)          (899)
------------------------------------------------------------------------------------------------------------------------------

Financing Activities             Change in commercial paper borrowings
                                    and revolving loans                                                     376          1,122
                                 Reduction of long-term debt                                                (46)          (209)
                                 Issuance of common stock                                                     4             18
                                 Purchase of common stock                                                   (90)           (81)
                                 Cash dividends                                                             (15)           (69)
                                 ---------------------------------------------------------------------------------------------

                                 Net cash provided by financing activities                                  229            781
------------------------------------------------------------------------------------------------------------------------------

Net Transfers To Discontinued Gaming Operations                                                               -           (169)

Increase in Cash and Equivalents                                                                             46             37
Cash and Equivalents at Beginning of Year                                                                    47              5
------------------------------------------------------------------------------------------------------------------------------

Cash and Equivalents at End of Period                                                                     $  93             42
==============================================================================================================================


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

The statements for the three and nine months ended September 30, 1999 and 1998 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

The consolidated financial statements for prior periods reflect certain reclassifications to conform with classifications adopted in the current period. These reclassifications have no effect on net income.

NOTE 2:  ACQUISITION OF PROMUS HOTEL CORPORATION

On September 3, 1999, the Company entered into a merger agreement with Promus Hotel Corporation (Promus) that provides for the Company's acquisition of Promus. In the acquisition, Promus shareholders will receive, at their election, for each share of Promus common stock, either $38.50 in cash or a number of shares of Hilton common stock equal to $38.50 divided by the average Hilton stock price as defined, but in any event not less than 2.9096 shares or more than 3.2158 shares. The average Hilton stock price is the average of the volume weighted average per share sales price of Hilton common stock on the NYSE for 20 trading days selected by lot from the 30 trading days ending on the fifth trading day before the closing of the acquisition. In addition, the Company will assume Promus' debt at the date of the acquisition.

Each Promus stockholders' election may be subject to proration depending on the consideration other Promus stockholders elect to receive. The proration will ensure that 55% of the outstanding Promus shares will be converted into cash, while the remaining 45% will be converted into Hilton common stock.

The acquisition, which has been approved by both the Hilton and the Promus boards of directors, is subject to approval by the companies' stockholders. The special stockholder meetings are scheduled to be held on November 30, 1999, and subject to approval, it is anticipated that the transaction will be completed on that date.

NOTE 3:  EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common stockholders (net income less preferred dividends of $3 million and $10 million for the three and nine months ended September 30, 1998, respectively) by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding totaled 255 million and 258 million for the three and nine months ended September 30, 1999, respectively and 248 million and 247 million for the three and nine months ended September 30, 1998, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of the assumed exercise of stock options and convertible securities increased the weighted average number of common shares by 23 million and 24 million for the three and nine months ended September 30, 1999, respectively and 29 million and 31 million for the three and nine months ended September 30, 1998, respectively. In addition, the increase to net income resulting from interest on convertible securities assumed to have not been paid was $4 million for each of the three month periods ended September 30, 1999 and 1998 and $11 million for each of the nine month periods ended September 30, 1999 and 1998.

NOTE 4:  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                            Nine months ended
                                                                              September 30,
                                                                       1999                  1998
                                                                       ----                  ----
                                                                              (in millions)
Cash paid during the period for the following:

Interest, net of amounts capitalized                                $   112                    58
Income taxes (1)                                                        109                   118


(1) Includes amounts paid by the Company on behalf of the discontinued gaming operations.

NOTE 5:  COMPREHENSIVE INCOME

Comprehensive income for the three and nine months ended September 30, 1999 and 1998 is as follows:

                                      Three months ended      Nine months ended
                                         September 30,          September 30,
                                       1999       1998        1999        1998
                                       ----       ----        ----        ----
                                         (in millions)          (in millions)
Net Income                              $42         79         148         262
      Change in unrealized gains
          and losses, net of tax          4         (9)         18         (13)
                                        ---        ---         ---        ----
Comprehensive Income                    $46         70         166         249
                                        ===        ===         ===        ====

NOTE 6:  CHANGE IN ACCOUNTING PRINCIPLE

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

FINANCIAL CONDITION

LIQUIDITY

For the nine months ended September 30, net cash provided by operating activities was $223 million and $324 million in 1999 and 1998, respectively. Cash and equivalents totaled $93 million at September 30, 1999, an increase of $46 million from December 31, 1998.

ACQUISITIONS AND CAPITAL SPENDING

Net cash used in investing activities was $406 million in the 1999 nine month period compared to $899 million last year. The decrease was primarily due to higher acquisition spending in the 1998 period associated with the restructuring of the Hilton Hawaiian Village joint venture. Expenditures required to complete acquisitions and capital spending programs in 1999 will be financed through available cash flows and general corporate borrowings.

Growth continues through selective acquisition of large full-service hotels in major market locations. In February 1999, the Company acquired the 495-room Radisson Plaza Hotel at Mark Center in Alexandria, Virginia (re-named the Hilton Alexandria Mark Center) for approximately $52 million. The Company plans to spend approximately $11 million to renovate guest rooms and public space at this property. In April 1999, the Company purchased the 563-room Pointe Hilton Squaw Peak Resort in Phoenix, Arizona for approximately $94 million. Also in April 1999, the Company acquired the 385-room Hilton Boston Back Bay for approximately $70 million. The Company plans to spend approximately $12 million to renovate guest rooms, meeting rooms, the lobby and the health club at this property. In October 1999, the

Company purchased the 814-room Hilton Minneapolis & Towers for total consideration of approximately $118 million.

In September 1999, the Company opened the newly constructed 600-room Hilton Boston Logan Airport. This $100 million hotel is located on the grounds of Logan International Airport and is connected directly to the airport terminals.

The renovation of the Hilton New York & Towers continued during the third quarter. This project, which includes new restaurants, a state-of-the-art business/conference center, a world-class fitness facility and an exclusive Towers Lounge overlooking Manhattan, is expected to be completed in late 1999. Renovation and construction projects are also underway at the Hilton Seattle Airport and the Hilton Portland. The Seattle project includes renovating existing rooms and constructing a 222-room addition, while the Portland project involves construction of a 319-room tower addition. The Company is also nearing completion on construction of a 232-unit vacation ownership resort adjacent to the Las Vegas Hilton, which is expected to open in the 1999 fourth quarter.

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

In addition to an estimated $200 million in 1999 development related expenditures including those related to the aforementioned renovation and construction projects, the Company intends to spend approximately $140 million in 1999 on normal capital replacements, upgrades and compliance projects.

OTHER DEVELOPMENTS

The Company continues to improve its franchise business primarily through the expansion of the Hilton Garden Inn product. As of September 30, 1999, a total of 53 Garden Inn properties were open and 68 are expected to be open by year-end. The Company expects to have 140 Garden Inn properties open with another 60 under construction by year-end 2000.

FINANCING

Long-term debt at September 30, 1999 totaled $3.4 billion, compared with $3.0 billion at December 31, 1998. For the nine months ended September 30, 1999, cash provided by financing activities totaled $229 million compared to $781 million in the 1998 period. Commercial paper borrowings in the 1998 period reflect a higher level of acquisition activity and the restructuring of the Hilton Hawaiian Village joint venture. By virtue of an agreement with The Prudential Insurance Company of America (Prudential) to restructure the joint venture ownership of the Hilton Hawaiian Village, effective June 1, 1998 the Company was deemed to control the joint venture, thus requiring consolidation of this previously unconsolidated entity. The agreement also called for the refinancing of the joint venture's existing debt under a new joint venture revolving credit facility. In accordance with the terms of the agreement, this new facility was used to borrow an additional $294 million which was loaned to a Prudential affiliate and subsequently redeemed to increase the Company's investment in the joint venture from 50% to 98%. The consolidation of the joint venture, which includes the total borrowings under the new facility, resulted in an increase in consolidated debt of $480 million in the 1998 period.

The debt balance at September 30, 1999 and December 31, 1998 includes $625 million of long-term debt which, although allocated to Park Place under a debt assumption agreement, remains the legal obligation of Hilton. At the time of the spin-off, Park Place assumed and agreed to pay 100% of the amount of each payment required to be made by Hilton under the terms of the indentures governing Hilton's $300 million 7.375% Senior Notes due 2002 and its $325 million 7% Senior Notes due 2004. These notes remain in Hilton's long-term debt balance and a long-term receivable from Park Place in an equal amount is included in the Company's consolidated balance sheets. In the event of an increase in the interest rate on these notes as a result of certain actions taken by Hilton or in certain other limited circumstances, Hilton will be required to reimburse Park Place for any such increase. Hilton is obligated to make any payment Park Place fails to make and in such event Park Place shall pay to Hilton the amount of such payment together with interest, at the rate per annum borne by the applicable notes plus two percent, to the date of such reimbursement.

At September 30, 1999, approximately $520 million of the aggregate commitment of the Company's $1.75 billion revolving credit facility supported the issuance of commercial paper, leaving approximately $1.2 billion of the revolving bank debt facility available to the Company at such date.

In October 1997, the Company filed a shelf registration statement (Shelf) with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. At September 30, 1999, available financing under the Shelf totaled $2.1 billion. The terms of any additional securities offered pursuant to the Shelf will be determined by market conditions at the time of issuance.

Pursuant to the Company's stock repurchase program, during the first nine months of 1999 the Company repurchased 6.4 million shares of common stock for an aggregate purchase price of $90 million. The Company may, at any time, repurchase up to 9.3 million remaining shares authorized for repurchase pursuant to such program. The timing of stock repurchases are made at the discretion of the Company's management, subject to certain business and market conditions.

In accordance with the terms of the indenture governing the Company's $500 million 5% Convertible Subordinated Notes due 2006, effective January 4, 1999, the conversion price was adjusted to $22.17 to reflect the gaming spin-off.

STOCKHOLDERS' EQUITY

Dividends paid on common shares were $.02 and $.08 for the three months ended September 30, 1999 and 1998, respectively and $.06 and $.24 for the nine months ended September 30, 1999 and 1998, respectively. In October 1998, 14.8 million shares of the Company's Preferred Redeemable Increased Dividend Equity Securities, 8% PRIDES, Convertible Preferred Stock were converted into 13.6 million shares of common stock.

RESULTS OF OPERATIONS

The following discussion presents an analysis of the Company's results of operations for the three and nine month periods ended September 30, 1999 and 1998. EBITDA (earnings before interest, taxes, depreciation, amortization, pre-opening expense and non-cash items) is presented supplementally in the tables below and in the discussion of operating results because management believes it allows for a more complete analysis of results of operations. Non-cash items, such as asset write-downs and impairment losses, are excluded from EBITDA as these items do not impact operating results on a recurring basis. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or net income), nor should it be considered as an indicator of the overall financial performance of the Company. The Company's calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.

COMPARISON OF FISCAL QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998

OVERVIEW

A summary of the Company's consolidated revenue and earnings for the three months ended September 30, 1999 and 1998 is as follows:



(in millions, except per share amounts)       1999       1998    % CHANGE
                                              ----       ----    --------
Revenue                                       $498        450        11%
Operating income                               114        116        (2)%
Income from continuing operations               42         41         2%
Basic EPS from continuing operations           .16        .15         7%
Diluted EPS from continuing operations         .16        .15         7%


OTHER OPERATING DATA

Reconciliation of EBITDA to income from continuing operations:


EBITDA
   Operations                                                  $ 173            162             7 %
   Corporate expense, net                                        (12)           (12)            - %
                                                                 ---            ---
Total EBITDA                                                     161            150             7 %
Depreciation and amortization (1)                                (45)           (34)           32 %
Pre-opening expense                                               (2)             -             - %
                                                                 ---            ---
Operating income                                                 114            116            (2)%
Interest income                                                   13              6             - %
Interest expense                                                 (56)           (38)           47 %
Interest expense, net, from unconsolidated affiliates              -             (1)            - %
Provision for income taxes                                       (29)           (35)          (17)%
Minority interest, net                                             -             (7)            - %
                                                                 ---            ---
Income from continuing operations                              $  42             41             2 %
                                                               =====            ===

(1) Includes proportionate share of unconsolidated affiliates.

Consolidated revenue for the 1999 third quarter was $498 million, an increase of 11 percent over 1998. Total EBITDA was $161 million for the 1999 third quarter, a seven percent increase compared to $150 million a year ago, while operating income decreased two percent to $114 million from $116 million last year.

The Company's domestic owned and equity hotels contributed $141 million of EBITDA in the 1999 third quarter, compared to $132 million in the prior year. The 1999 results benefited from earnings contributions from hotels acquired in 1998 and 1999 as well as strong operating results at the Company's properties in San Francisco and Washington D.C. EBITDA growth was negatively impacted by a soft group market and higher property tax expense at the Company's Chicago and New York hotels and the impact of the continuing renovation project at the Hilton New York & Towers. Comparable EBITDA at the Company's domestic owned and equity properties increased 1.5 percent from the 1998 third quarter. Occupancy for comparable domestic owned and equity hotels was 78.6 percent compared to 78.0 percent in the 1998 quarter. The average room rate increased 3.3 percent to $162.65 in the 1999 second quarter and RevPAR increased four percent.

EBITDA at the Hilton San Francisco & Towers increased $4 million or 35 percent compared to the 1998 third quarter. A 20 percent increase in revenue per available room (RevPAR) resulted from a significant increase in individual business traveler (IBT) volume and increases in occupancy and average rates in the company meetings segment. Combined EBITDA from the Hilton Washington & Towers and Capital Hilton increased $1 million, or 19 percent, from the prior year quarter on a combined eight percent RevPAR increase. Combined EBITDA from the Hilton Chicago & Towers, the Hilton Chicago O'Hare Airport and the Palmer House Hilton decreased $2 million or six percent from the prior year quarter on a combined RevPAR decrease of two percent. Soft group demand at the two downtown properties drove the RevPAR decline, which also limited the properties' ability to increase transient rates. EBITDA flow through at the Chicago properties was also affected by higher property tax expense. Results at the Hilton New York & Towers continue to be impacted by the renovation project currently underway, which has reduced foot traffic and resulted in the temporary closure of three food and beverage outlets. These conditions, combined with higher property tax, resulted in flat EBITDA compared to the 1998 third quarter despite a 4.5 percent increase in RevPAR. Results at the Waldorf=Astoria were also affected by higher property tax expense, along with group softness which negatively effected food and beverage revenues. EBITDA at the Waldorf=Astoria declined $1 million or eight percent in the 1999 third quarter.

Results at the Hilton Hawaiian Village in Honolulu were flat and EBITDA from the Hilton Waikoloa Village on the Big Island of Hawaii increased $.5 million, both as compared to the 1998 third quarter. The Company anticipates continued softness in the Honolulu market for the remainder of 1999 due to the impact of the Asian economic situation, with the Hilton Hawaiian Village expected to show declining results for the full year. The Company, however, anticipates improved market conditions and commensurate improvement at both Hawaii properties in 2000. Factors leading to this outlook include an increase in advance bookings at the Hilton Hawaiian Village, new business to the state generated as a result of the newly opened Hawaii Convention Center, increased business and leisure travel coinciding with Year 2000 events and activities, and enhanced marketing efforts in Asia and the U.S. mainland by the State of Hawaii to attract additional visitors. Excluding the Company's two properties in Hawaii, comparable EBITDA at the Company's domestic owned and equity hotels increased 1.4 percent in the 1999 third quarter. Occupancy for comparable domestic owned and equity hotels (excluding Hawaii) was
78.2 percent versus 77.8 percent in the 1998 quarter. The average room rate increased 4.0 percent to $160.26 in the 1999 third quarter and RevPAR improved
4.6 percent between periods.

Acquisition and development activity, including increased ownership of properties which were previously partially owned and new property acquisitions, contributed approximately $6 million of EBITDA to the third quarter of 1999. Management and franchise fees were flat in 1999 due to the acquisition of several previously managed properties during 1998 and 1999 and a franchise termination fee in the 1998 period, the effect of which offset increased franchise fees from the expansion of the Company's Hilton Garden Inn product. Depreciation and amortization, including the Company's proportionate share of unconsolidated affiliates, increased $11 million over the prior year to $45 million due to new acquisitions.

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

CORPORATE ACTIVITY

Interest income increased $7 million in the 1999 period to $13 million, primarily due to the interest on the $625 million of Hilton public debt assumed by Park Place at the time of the spin-off of Hilton's gaming operations. As Hilton remains the legal obligor of the debt, an equal amount of interest is included in interest expense. Consolidated interest expense increased $18 million to $56 million primarily due to the $625 million of debt assumed by Park Place and higher average debt levels resulting from acquisition spending.

The effective income tax rate for the 1999 period decreased to 40.8 percent compared to 42.2 percent for 1998. The Company's effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

OVERVIEW

A summary of the Company's consolidated revenue and earnings for the nine months ended September 30, 1999 and 1998 is as follows:


(in millions, except per share amounts)                                   1999             1998        % CHANGE
                                                                          ----             ----        -------
Revenue                                                                 $ 1,512            1,273           19 %
Operating income                                                            384              352            9 %
Income from continuing operations                                           150              144            4 %
Basic EPS from continuing operations                                        .58              .54            7 %
Diluted EPS from continuing operations                                      .57              .54            6 %

OTHER OPERATING DATA

Reconciliation of EBITDA to income from continuing operations:

   EBITDA
      Operations                                                        $   552              483           14 %
      Corporate expense, net                                                (37)             (38)          (3)%
                                                                           ----              ---
   Total EBITDA                                                             515              445           16 %
   Depreciation and amortization (1)                                       (129)             (93)          39 %
   Pre-opening expense                                                       (2)               -            - %
                                                                           ----              ---
   Operating income                                                         384              352            9 %
   Interest income                                                           39               10            - %
   Interest expense                                                        (162)             (98)          65 %
   Interest expense, net, from unconsolidated affiliates                     (1)              (4)           - %
   Provision for income taxes                                              (105)            (106)          (1)%
   Minority interest, net                                                    (5)             (10)         (50)%
                                                                           ----              ---
   Income from continuing operations                                    $   150              144            4 %
                                                                           ====              ===

  (1) Includes proportionate share of unconsolidated affiliates.

Consolidated revenue for the 1999 nine month period was $1.5 billion, an increase of 19 percent over 1998. Total EBITDA was $515 million for the first nine months of 1999, a 16 percent increase compared to $445 million a year ago, while operating income increased nine percent to $384 million from $352 million last year.

The Company's domestic owned and equity hotels contributed $455 million of EBITDA in the 1999 nine month period, compared to $395 million in the prior year. Growth was primarily the result of EBITDA contributions from hotels acquired in 1999 and 1998. Comparable EBITDA at the Company's owned and equity hotels increased $3 million or one percent compared to the prior year nine month period. Growth was limited by a $8 million EBITDA decrease at the Company's two Hawaii properties. Occupancy for comparable domestic owned and equity hotels was
76.7 percent compared to 75.9 percent in the 1998 period. The average room rate increased 1.1 percent to $165.11 and RevPAR increased 2.2 percent.

EBITDA at the Hilton San Francisco & Towers increased $8 million or 23 percent compared to the 1998 nine month period. A significant increase in IBT volume and increases in both volume and rate in the group segment resulted in a 17 percent increase in RevPAR. Strong volume and rate increases in the group segment drove a seven percent RevPAR increase at the Hilton New Orleans Riverside, resulting in a $3 million EBITDA increase. Combined EBITDA from the Hilton Washington & Towers and the Capital Hilton increased $3 million on a combined RevPAR increase of seven percent. The Capital Hilton benefited from occupancy growth in the IBT segment, while increased food and beverage profits and rate increases drove results at the Hilton Washington & Towers. Combined EBITDA from the Hilton Chicago & Towers, the Hilton Chicago O'Hare Airport and the Palmer House Hilton increased $2 million over the prior year nine month period on a combined RevPAR increase of two percent. A strong city-wide convention market in the first quarter of 1999 was offset by a softer group market and lower convention attendance experienced in the 1999 second and third quarters. EBITDA flow through was also mitigated by higher property tax expense in the 1999 period. Renovations at the Hilton New York & Towers contributed to a $2 million or four percent decline in EBITDA in the 1999 nine month period. The Company benefited from improved results at the recently acquired Hilton Boston Back Bay, Hilton East Brunswick & Towers, Hilton

Charlotte & Towers, Hilton La Jolla Torrey Pines and the Hilton Short Hills. These five properties posted a combined $4 million or 15 percent EBITDA increase compared to pro forma 1998 results.

On a comparable basis, EBITDA from the Hilton Hawaiian Village and the Hilton Waikoloa Village declined 13 percent and 12 percent, respectively, from the prior year period. Excluding the Company's two properties in Hawaii, comparable EBITDA at the Company's domestic owned and equity hotels increased $11 million or three percent from the 1998 nine month period. Occupancy for comparable domestic owned and equity hotels (excluding Hawaii) was 77.1 percent versus 76.0 percent in the 1998 period. The average room rate increased 2.5 percent to $163.54 in the 1999 period and RevPAR improved 3.9 percent between periods.

Acquisition and development activity contributed approximately $54 million of EBITDA to the first nine months of 1999. Management and franchise fees decreased $4 million in 1999 to $76 million. This decrease is primarily attributable to the acquisition of several previously managed properties during 1998 and 1999. Depreciation and amortization, including the Company's proportionate share of unconsolidated affiliates, increased $36 million over the prior year to $129 million primarily due to new acquisitions.

CORPORATE ACTIVITY

Interest income increased $29 million in the 1999 period to $39 million due primarily to the interest on the $625 million of Hilton public debt assumed by Park Place at the time of the spin-off of Hilton's gaming operations. Consolidated interest expense increased $64 million to $162 million primarily due to the $625 million of debt assumed by Park Place and higher average debt levels resulting from acquisition spending.

The effective income tax rate for the 1999 period decreased to 40.4 percent compared to 40.8 percent for 1998.

RECENT EVENTS

On September 3, 1999, the Company entered into a merger agreement with Promus Hotel Corporation (Promus) that provides for the Company's acquisition of Promus. Management believes the acquisition will create value by enhancing the Company's competitive position, increasing revenue from management and franchising, broadening the Company's portfolio of hotel brands and geographic and brand diversification, and achieving significant synergies and economies of scale, although such benefits cannot be assured.

In the acquisition, Promus shareholders will receive, at their election, for each share of Promus common stock, either $38.50 in cash or a number of shares of Hilton common stock equal to $38.50 divided by the average Hilton stock price as defined, but in any event not less than 2.9096 shares or more than 3.2158 shares. The average Hilton stock price is the average of the volume weighted per share sales price of Hilton common stock on the NYSE for 20 trading days selected by lot from the 30 trading days ending on the fifth trading day before the closing of the acquisition. In addition, the Company will assume Promus' debt at the date of the acquisition.

Each Promus stockholders' election may be subject to proration depending on the consideration other Promus stockholders elect to receive. The proration will ensure that 55% of the outstanding Promus shares will be converted into cash, while the remaining 45% will be converted into Hilton common stock.

The acquisition, which has been approved by both the Hilton and Promus boards of directors, is subject to approval by the companies' stockholders. The special stockholder meetings are scheduled to be held on November 30, 1999, and subject to approval, it is anticipated that the transaction will be completed on that date.

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

Based on the Company's current assessment, the costs of addressing potential problems are expected to be approximately $5 million. If the Company's customers or vendors identify significant Year 2000 issues in the future and are unable to resolve such issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

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

PART II           OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

          On or around September 7, 1999, two actions were filed in the Court of Chancery for the State of Delaware by alleged common stockholders of Promus on behalf of a purported class of similarly situated Promus stockholders. The actions are styled STEVEN GOLDSTEIN V. PROMUS HOTEL CORPORATION, ET AL., C.A. No. 17410NC and JOSEPH CARCO V. PROMUS HOTEL CORPORATION, ET AL., C.A. No. 17411NC. The complaints in the actions, which are substantially similar, name as defendants Promus, the members of the Promus board of directors and Hilton, and allege that the Promus directors breached their fiduciary duties to Promus stockholders by agreeing to the acquisition and by allegedly failing to obtain the highest value for Promus stockholders, and that Hilton allegedly aided and abetted such alleged breaches of fiduciary duty. The complaints seek injunctive relief and monetary damages in an unspecified amount. Defendants intend to defend the actions vigorously.

          On or about October 11, 1999, an action was filed in the United States District Court for the Southern District of Florida entitled HOTELRAMA ASSOCIATES, LTD. V. HILTON HOTELS CORPORATION (Case No. 99-CV02717). The plaintiff is the owner of the Fountainbleau Hilton Resort & Towers in Miami, Florida, which is managed by Hilton. The complaint alleges that the acquisition will cause Hilton to be in violation of territorial restrictions contained in the management agreement. The complaint seeks an injunction enjoining Hilton from violating the restrictive covenant by its acquisition of Promus and for the entry of a judgment entitling the plaintiff to any and all remedies available under Florida law. Hilton intends to defend the action vigorously.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

          On September 3, 1999, the board of directors of the Company approved an amendment to the Company's Amended and Restated Rights Agreement to increase the percentage ownership threshold at which the rights become exercisable from 15 percent to 20 percent.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS

27. Financial data schedule for the nine month period ended September 30, 1999.

(b)       REPORTS ON FORM 8-K

          The Company filed a Report on Form 8-K dated September 3, 1999, under
          Item 5 Other Events announcing an amendment to the Company's Amended and Restated Rights Agreement.

          The Company filed a Report on Form 8-K dated September 8, 1999, under
          Item 5 Other Events announcing the execution of an Agreement and Plan of Merger with Promus Hotel Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HILTON HOTELS CORPORATION
                                  (Registrant)

Date:  November 12, 1999        /s/ MATTHEW J. HART
                                -------------------
                                Matthew J. Hart
                                Executive Vice President,
                                  Chief Financial Officer and Treasurer

Date:  November 12, 1999        /s/ THOMAS E. GALLAGHER
                                -----------------------
                                Thomas E. Gallagher
                                Executive Vice President, Chief Administrative
                                  Officer, General Counsel and Secretary