Form 10-K405
period 1999-12-31
HILTON HOTELS CORP
filed 2000-03-30
CIK 47580

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

For the fiscal year ended December 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ....................... to ......................

Commission File Number 1-3427

                           HILTON HOTELS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                                36-2058176
      (STATE OR OTHER JURISDICTION                                   (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NUMBER)

        9336 CIVIC CENTER DRIVE                                           90210
       BEVERLY HILLS, CALIFORNIA                                        (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      Registrant's telephone number, including area code:  (310) 278-4321

          Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
            Title of each class                             on which registered
            -------------------                             -------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Based upon the March 17, 2000 New York Stock Exchange closing price of $7.8125 per share, the aggregate market value of Registrant's outstanding Common Stock held by non-affiliates of the Registrant was approximately $2.6 billion. On that date, there were 366,798,511 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of Registrant's annual report to stockholders for the fiscal year ended December 31, 1999 are incorporated by reference under Parts I and II. Certain portions of Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
PART I..............................................................................       1

ITEM 1.                 BUSINESS....................................................       1
General Information.................................................................       1
  Current Operations................................................................       1
  Recent Developments...............................................................       1
  Separation of Gaming Business.....................................................       2
  Industry Segments.................................................................       3

Hotel Operations....................................................................       3
  Hotel Properties..................................................................       3
  Hotel Brands......................................................................       5
  Expansion Program.................................................................       6
  Strategic Alliances and Joint Ventures............................................       8
  Development Financing.............................................................       8
  Territorial Restrictions..........................................................       9
  Potential Acquisitions............................................................       9
  Property Transactions.............................................................       9
  Statistical Information...........................................................      10

Additional Information..............................................................      13
  Vacation Ownership................................................................      13
  Casino Windsor....................................................................      13
  Flamingo Casino-Kansas City.......................................................      13
  Design and Furnishing Services....................................................      13
  Reservation System................................................................      13
  E-Business........................................................................      14
  Trademarks........................................................................      14
  Marketing.........................................................................      14
  Business Risks....................................................................      14
  Competition.......................................................................      15
  Forward-Looking Statements........................................................      15
  Environmental Matters.............................................................      15
  Year 2000.........................................................................      16
  Regulation and Licensing..........................................................      16
  Employees.........................................................................      17

ITEM 2.                 PROPERTIES..................................................      17

ITEM 3.                 LEGAL PROCEEDINGS...........................................      17
Bally Merger Litigation.............................................................      17
Promus Acquisition Litigation.......................................................      17
Rights Agreement Litigation.........................................................      18

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      18
Executive Officers of the Company...................................................      19

                                                                                        PAGE
                                                                                      --------

PART II.............................................................................      20

ITEM 5.                 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                        STOCKHOLDER MATTERS.........................................      20

Rights Agreement....................................................................      20

ITEM 6.                 SELECTED FINANCIAL DATA.....................................      21

ITEM 7.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION       21
                        AND RESULTS OF OPERATIONS...................................

ITEM 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                        RISK........................................................      21

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................      21

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING       21
                        AND FINANCIAL DISCLOSURE....................................

PART III............................................................................      22

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........      22

ITEM 11.                EXECUTIVE COMPENSATION......................................      22

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT..................................................      22

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............      22

PART IV.............................................................................      23

ITEM 14.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                        8-K.........................................................      23
  (a) Index to Financial Statements.................................................      23
  (b) Reports on Form 8-K...........................................................      23
  (c) Exhibits......................................................................      23
Signatures..........................................................................      24
Index to Exhibits...................................................................      25

                                     PART I

ITEM 1.  BUSINESS

                              GENERAL INFORMATION

CURRENT OPERATIONS

    Hilton Hotels Corporation ("Hilton" or the "Company") is primarily engaged, together with its subsidiaries, in the ownership, management and franchising of hotels. As of December 31, 1999, the Company owned an interest in and operated 141 hotels, managed 185 hotels owned by others, leased 74 hotels and franchised 1,352 hotels owned and operated by third parties. All of these hotels were located in the United States, with the exception of 11 hotels in which the Company owns an interest and/or manages and 30 hotels franchised by the Company. The Company is also engaged in various other activities incidental or related to the operation of hotels. See "Additional Information."

    On November 30, 1999, the Company acquired Promus Hotel Corporation. See "Recent Developments--Promus Acquisition." On December 31, 1998, the Company completed the spin-off of its gaming operations. See "Separation of Gaming Business."

    Hilton was organized in the State of Delaware on May 29, 1946. Its principal executive offices are located at 9336 Civic Center Drive, Beverly Hills, California 90210, and its telephone number is (310) 278-4321.

    For additional information, see the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1999 (the "Stockholder Report"). The Stockholder Report is included as Exhibit 13 to this Form 10-K and, to the extent specific references are made to the Stockholder Report, these provisions are incorporated in this Form 10-K by reference.

RECENT DEVELOPMENTS

    PROMUS ACQUISITION

    On November 30, 1999, the Company consummated its acquisition of Promus Hotel Corporation ("Promus") through the merger of Promus into a wholly owned subsidiary of the Company (the "Promus Acquisition"). Pursuant to the Agreement and Plan of Merger, dated as of September 3, 1999, as amended, among the Company, its merger subsidiary and Promus, each share of Promus common stock was converted into the right to receive either $38.50 in cash or 3.2158 shares of the Company's Common Stock. Fifty-five percent of the Promus shares were exchanged for approximately $1.7 billion of cash consideration, while the remaining forty-five percent were converted into approximately 113 million shares of the Company's Common Stock. See "Acquisitions and Divestitures--Acquisition of Promus Hotel Corporation" in the Notes to the Company's Consolidated Financial Statements on page 37 in the Stockholder Report.

    As a result of the Promus Acquisition, the Company added over 1,450 properties representing over 200,000 rooms to its hotel system, along with a complementary portfolio of hotel brand names including Doubletree, Embassy Suites, Hampton Inn, Homewood Suites and Red Lion. The Company believes that the Promus Acquisition has created a more diversified and balanced income stream by increasing the percentage of revenues the Company derives from management and franchise fees which require little or no capital investment by the Company. The Company believes that the Promus Acquisition will result in significant synergies, economies of scale and revenue enhancements by providing greater opportunity for expansion with multiple brands and market segments; spreading overhead over a wider base of properties; and including the Promus brands in Hilton's HHonors frequent guest program, its Hilton Reservations Worldwide central reservation system and its sales and marketing organizations.

    HOTEL ACQUISITIONS

    In addition to the Promus Acquisition, during 1999, the Company increased its ownership of full-service hotels by acquiring 100% ownership interests in the following properties:

    - In February 1999, the Company acquired the 495-room Radisson Plaza Hotel at Mark Center in Alexandria, Virginia (renamed the Hilton Alexandria Mark Center).

    - In April 1999, the Company acquired the 563-room Pointe Hilton Squaw Peak Resort in Phoenix, Arizona and the 385-room Hilton Boston Back Bay in Boston, Massachusetts. Prior to these acquisitions, the Pointe Hilton Squaw Peak Resort had been managed by the Company and the Hilton Boston Back Bay had been operated as a Hilton franchise hotel.

    - In November 1999, the Company acquired the 814-room Hilton Minneapolis & Towers, which had been managed by the Company.

    HOTEL CONSTRUCTION

    Since January 1, 1999, the Company has completed construction of the following hotels, each of which is wholly owned and managed by the Company:

    - In September 1999, the Company completed construction of the 600-room Hilton Boston Logan Airport, located at the center of Boston's Logan International Airport.

    - In February 2000, the Company completed construction of the 162-room Hilton Garden Inn LAX/ El Segundo, located near the Los Angeles International Airport, which the Company also plans to use for employee training and for testing model room designs for its hotel brands.

    FRANCHISE HOTELS

    During 1999, the Company continued to improve its franchise business primarily through the expansion of the Hilton Garden Inn product. The Company opened 45 Hilton Garden Inn properties in 1999, bringing the total number of such properties to 63 at December 31, 1999. The Promus Acquisition has increased Hilton's franchise business significantly, adding more than 1,100 franchise properties to the Company's portfolio.

    ADDITIONAL INFORMATION

    For a more detailed description of the Company's recent developments, see "Hotel Operations" and "Additional Information--Vacation Ownership." For a description of the Company's planned expansion activities, see "Hotel Operations--Expansion Program." For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 23 through 30 in the Stockholder Report.

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

    - On February 1, 1999, the Company opened the 619-room Conrad International Cairo which features an approximately 6,000 square foot amenity casino. The Company owns a 10% equity interest in, and manages, the Conrad International Cairo.

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

    - In the Park Place Distribution, the Company retained its right to use the "Hilton" name in the United States and granted Park Place a non-exclusive license to use such name in the operation of its business for specified periods in exchange for license fees to be paid to the Company commencing in 2001. For additional information relating to the use of the Hilton name, see "Hotel Operations--Territorial Restrictions."

INDUSTRY SEGMENTS

    Hilton's revenue and income are derived primarily from hotel operations, which include the operation of Hilton's owned, leased, partially owned and managed hotels, and franchise fees.

    As of December 31, 1999, the Company managed (and in some cases, partially owned) hotel properties in Belgium, Egypt, England, Hong Kong, Ireland, Puerto Rico, Singapore, Spain and Turkey. The Company also franchised hotel properties in Canada, Chile, Colombia, Costa Rica, Mexico and Puerto Rico. To date, the amounts of revenues, operating profits and identifiable assets attributable to geographic areas outside the United States have not been material.

                                HOTEL OPERATIONS

HOTEL PROPERTIES

    OWNED HOTELS

    As of December 31, 1999, the Company owned and managed 85 hotels, representing 36,367 rooms. The owned hotels consist of properties in which the Company owned a majority or controlling interest and include some of the Company's largest and most profitable hotels, including:

    - the 1,380-room Waldorf=Astoria;

    - the 2,041-room Hilton New York & Towers;

    - the 2,545-room Hilton Hawaiian Village;

    - the 1,895-room Hilton San Francisco & Towers;

    - the 1,543-room Hilton Chicago & Towers;

    - the 1,639-room Palmer House Hilton;

    - the 1,123-room Hilton Washington & Towers; and

    - the 1,600-room Hilton New Orleans Riverside.

    Included in the number of owned hotels are 12 hotels for which Hilton leases the land upon which the hotels are located. The expiration dates of the leases range up to 2044, with certain leases containing renewal options for 30 to 40 years. Under these leases, the Company owns the buildings and leasehold improvements and all furniture and equipment, is responsible for repairs, maintenance, operating expenses and lease rentals, and retains complete managerial discretion over operations. Generally, the Company pays a percentage rental based on the gross revenue of the facility. Upon the expiration of such leases, the buildings and other leasehold improvements presently owned by the Company revert to the landlords. For additional information, see "Leases" in the Notes to the Company's Consolidated Financial Statements on page 44 in the Stockholder Report.

    LEASED HOTELS

    As of December 31, 1999, the Company leased 74 hotels, representing 12,681 rooms. Under these leases, the Company leases the hotel from its owner, manages the hotel and is generally responsible for all aspects of the hotel's operations and recognizes all revenues and substantially all expenses associated with the hotel's operations. Although, in general, furniture, fixtures and equipment replacement is the landlord's responsibility, certain leases obligate the Company to maintain and replace these items. Lease terms typically require the payment by the Company of a fixed monthly base rent regardless of the performance of the hotel and a variable rent based on a percentage of revenues.

    Included in the number of hotels leased by the Company as of December 31, 1999, were 52 hotels representing 7,821 rooms that the Company leased pursuant to substantially similar lease agreements with subsidiaries of RFS Hotel Investors, Inc. ("RFS"). The RFS leases generally have expiration dates ranging up to 2012, are subject to early termination upon the occurrence of certain contingencies, and require the payment of base rent and percentage rent. The Company and RFS have entered into an agreement which gives RFS an option to terminate all 52 of these leases. See "Strategic Alliances and Joint Ventures--RFS Hotel Investors" below and "Leases" in the Notes to the Company's Consolidated Financial Statements on page 44 in the Stockholder Report.

    JOINT VENTURES

    As of December 31, 1999, the Company had a minority ownership interest in and managed 56 hotels, representing 16,171 rooms. These hotels are owned by joint ventures of which the Company owns a minority or non-controlling interest. The Company has a right of first refusal to purchase additional equity interests in certain of these joint ventures. Each of the partially owned hotels is managed by the Company for the entity owning the hotel. For additional information, See "Strategic Alliances and Joint Ventures" below.

    MANAGED HOTELS

    As of December 31, 1999, the Company managed 185 hotels, representing 51,979 rooms, which are wholly owned by others. Under its standard management arrangement, the Company operates a hotel for the benefit of its owner, which either owns or leases the hotel and the associated personal property. The Company's management fee is generally based on a percentage of each hotel's gross revenue plus, in the majority of properties, an incentive fee based on operating performance. The expiration dates of the Company's management agreements range up to 2024 and generally contain renewal options ranging from five to 20 years, subject to certain termination rights.

    Under the management agreements, all operating and other expenses are paid by the owner, and the Company is generally reimbursed for its out-of-pocket expenses. In turn, the Company's managerial discretion is subject to approval by the owner in certain major areas, including adoption of capital budgets.

    FRANCHISE HOTELS

    As of December 31, 1999, the Company franchised 1,352 hotels, representing 183,081 rooms, which are owned and operated by third parties. In general, franchisees pay the Company an initial fee based on the number of rooms in a franchise hotel and a continuing fee based on a percentage of the hotel's room revenue. Although the Company does not directly participate in the management or operation of franchise hotels, it conducts periodic inspections to ensure that the Company's standards are maintained and renders advice with respect to hotel operations. The Company generally approves the plans for, and the location of, franchise hotels and assists in their design.

HOTEL BRANDS

    The Company operates hotels through the following brands, which target a wide variety of markets and geographic areas.

    HILTON

    Hilton hotels are upscale, full-service hotels targeted toward group meetings, business travelers and leisure travelers. These hotels typically include swimming pools, gift shops and retail facilities, meeting and banquet facilities, restaurants and lounges, room service, parking facilities and other services. The Hilton brand also includes Hilton Suites hotels which target the upscale extended stay market utilizing an all-suites design. As of December 31, 1999, there were 220 Hilton hotels, representing 82,388 rooms, located in 40 states, the District of Columbia, Canada and Mexico. As of December 31, 1999, there were 10 Hilton hotels either under construction or in the process of converting from third party brands, all of which will be franchise hotels.

    HILTON GARDEN INN

    Hilton Garden Inn hotels target the upper mid-market hotel segment utilizing a modular design constructed around a courtyard containing an indoor or outdoor swimming pool. As of December 31, 1999, there were 63 Hilton Garden Inn hotels, representing 8,836 rooms, located in 23 states, Canada and Mexico, of which 60 were franchise hotels. As of December 31, 1999, 31 Hilton Garden Inn hotels were under construction, 30 of which will be franchise hotels.

    DOUBLETREE

    Doubletree hotels are positioned as the complementary full-service brand to the Hilton brand in the mid-market to upscale hotel segment. The Doubletree brand also includes the Doubletree Guest Suites and the moderately priced Doubletree Club hotels. As of December 31, 1999, there were 164 Doubletree hotels, representing 44,414 rooms, located in 38 states, the District of Columbia, the U.S. Virgin Islands and Mexico. As of December 31, 1999, 20 Doubletree hotels were either under construction or in the process of converting from third party brands, of which 15 will be franchise hotels.

    EMBASSY SUITES

    Embassy Suites are upscale all-suite hotels that target business and leisure travelers. These hotels feature two-room guest suites with a separate living room and dining/work area and a complimentary cooked-to-order breakfast. Most Embassy Suites hotels are built around a landscaped atrium. As of December 31, 1999, there were 149 Embassy Suites, representing 35,873 rooms, located in 39 states, the District of Columbia, Canada and Latin America. As of December 31, 1999, 35 Embassy Suites hotels were under construction, all of which will be franchise hotels.

    HOMEWOOD SUITES BY HILTON

    Homewood Suites by Hilton target the upscale, extended stay market, as well as the traditional business and leisure traveler. These properties feature residential-style accommodations including business centers, swimming pools, convenience stores and limited meeting facilities. In January 2000, the Company re-launched the Homewood Suites brand as "Homewood Suites by Hilton," and also announced a new prototype design with a more efficient, home-like interior and a product that can be built at a lower cost than previous design plans. As of December 31, 1999, there were 86 Homewood Suites, representing 9,455 rooms, located in 29 states. As of December 31, 1999, 14 Homewood Suites were under construction, nine of which will be franchise hotels.

    HAMPTON INN

    Hampton Inn hotels are moderately priced hotels with limited food and beverage facilities that target the mid-market business and leisure traveler. The Hampton Inn brand also includes Hampton Inn & Suites hotels which offer both traditional hotel room accommodations and apartment-style suites within one property. As of December 31, 1999, there were 984 Hampton Inn hotels, representing 102,403 rooms, located in 48 states, Canada, Chile, Costa Rica, Mexico and Puerto Rico. As of December 31, 1999, 84 Hampton Inn hotels were under construction, all of which will be franchise hotels.

    OTHER BRANDS

    In addition to the hotel brands described above, as of December 31, 1999, there were 86 hotels, representing 16,910 rooms, operated under other brand names. These hotels are operated under the Company's brand names described below or under third party brands pursuant to contractual arrangements.

    - RED LION. Red Lion hotels are full-service hotels located primarily in the Pacific Northwest that serve as a complementary brand to Doubletree hotels in the mid-market hotel segment. As of December 31, 1999, there were 29 Red Lion hotels in the Company's system, representing 4,506 rooms, located in nine states. As of December 31, 1999, there were three hotels operated under third party brands scheduled to convert to the Red Lion brand in spring 2000.

    - CONRAD INTERNATIONAL. Conrad International hotels are the Company's upscale full-service hotels located outside the United States. As of December 31, 1999, the Company managed, and in some cases partially owned, ten Conrad International hotels, representing 3,904 rooms, located in Belgium, Egypt, England, Hong Kong, Ireland, Singapore, Spain and Turkey. Future development of Conrad International hotels is subject to agreements between the Company and Hilton Group plc. See "Territorial Restrictions" below.

    - HARRISON CONFERENCE CENTERS. The Company owns and operates Harrison Conference Centers which are conference centers and hotels targeting upscale corporate convention groups, executive education and training groups, sales meetings and other group meetings. As of December 31, 1999, the Company operated 11 Harrison Conference Centers, representing 2,014 rooms and approximately 287,000 square feet of meeting space.

EXPANSION PROGRAM

    CONSTRUCTION AND RENOVATION

    The Company seeks to maintain its competitive advantage by consistently improving its hotel system through renovation programs and the construction of new properties or additions to existing hotels. The Company has recently completed, has commenced or is commencing construction projects or renovation programs at a number of properties, including the following:

    HILTON

    - Hilton New York & Towers--substantially completed an extensive renovation including new restaurants, a state-of-the-art business/conference center, a world-class fitness facility, a Towers Lounge overlooking Manhattan and 37 additional guest rooms.

    - Hilton Hawaiian Village--commenced construction of the new 453-room Kalia Tower, which will feature a world-class health club and wellness spa, retail shops and an interactive Hawaiian cultural center.

    - Hilton Seattle Airport--commenced construction of a 222-room addition to the property, which will include a new conference center and the renovation of existing rooms.

    - Hilton Portland--expect to begin construction of a 319-room Executive Tower addition to the property in spring 2000.

    HOMEWOOD SUITES BY HILTON

    - Homewood Suites by Hilton, St. Louis--completed construction of a new 145-suite hotel in March 2000.

    - Homewood Suites by Hilton, Orlando--expect to complete construction of a new 144-suite hotel in summer 2000.

    - Homewood Suites by Hilton, Washington, D.C.--expect to complete construction of a new 175-suite hotel in fall 2000.

    - Homewood Suites by Hilton, Albuquerque--expect to complete construction of a new 151-suite hotel in December 2000.

    - Homewood Suites by Hilton, Colorado Springs--expect to complete construction of a new 127-suite hotel in January 2001.

    For additional information regarding the Company's expansion program, see "Additional Information--Vacation Ownership."

    FRANCHISE AND MANAGED HOTELS

    During 1999, the Company continued to improve its franchise business primarily through the expansion of the Hilton Garden Inn product. The Company opened 45 Hilton Garden Inn properties in 1999, bringing the total number of such properties to 63 at December 31, 1999. The Company anticipates that approximately 200 Hilton Garden Inn hotels will be either open or under construction by December 31, 2000. The Promus Acquisition has increased Hilton's franchise business significantly, adding more than 1,100 franchise properties to the Company's portfolio. The Company believes this will result in greater diversification of revenue and cash flow.

    The Company also acquired a strong development pipeline with the Promus Acquisition, with 300 properties either in the design or construction phase as of December 31, 1999. The majority of this new development will be franchise properties in the Hampton Inn and Hampton Inn & Suites brands. The Company's total development pipeline for 2000 and 2001, including Hilton Garden Inn franchise expansion, totals more than 430 hotels and 63,000 rooms either under construction or in design.

    Hilton intends to grow its brands primarily through franchising and the addition of management contracts. The success of the Company's ability to grow the number of franchise and managed hotels is affected by, among other things, national and regional economic conditions, capital markets, credit availability, relationships with franchisees and owners as well as competition from other hotel franchisors and managers.

    INTERNATIONAL HOTELS

    The Company has entered into management contracts to operate new international hotels under the Conrad International name in Bangkok, Thailand and Jakarta, Indonesia. The Company expects to have a 10% equity interest in the Conrad International Jakarta.

    Future development of international hotels by the Company under the "Hilton" and "Conrad" names will be subject to agreements entered into between the Company and Hilton Group plc, formerly known as Ladbroke Group PLC ("Hilton Group"). Pursuant to such agreements, Hilton Group has rights to future international development using the Conrad brand name and the Company and Hilton Group will have the opportunity to participate in certain of each other's future hotel development focusing primarily upon management contracts and franchises. See "Strategic Alliances and Joint Ventures--Hilton Group" and "Territorial Restrictions."

STRATEGIC ALLIANCES AND JOINT VENTURES

    HILTON GROUP

    In 1997, the Company entered into agreements with Hilton Group, whose wholly owned subsidiary, Hilton International Co. ("HI"), owns the rights to the Hilton name outside the United States. The agreements provide for the reunification of the Hilton brand worldwide through a strategic alliance between the companies, including cooperation on sales and marketing, loyalty programs and other operational matters. Pursuant to these agreements, the Company and HI have integrated their reservation systems under Hilton Reservations Worldwide, LLC, launched the Hilton HHonors Worldwide loyalty program, integrated worldwide sales offices, developed joint marketing initiatives and adopted a new Hilton brand identity used by both companies. Stephen F. Bollenbach, the Company's President and Chief Executive Officer, is a non-executive director of Hilton Group and Peter M. George, Chief Executive of Hilton Group, is a non-executive director of the Company.

    RFS HOTEL INVESTORS

    As of December 31, 1999, the Company leased 52 hotel properties from RFS. On January 26, 2000, the Company entered into an agreement with RFS which gives RFS an option to terminate all of these leases for a termination payment of approximately $60 million. Under this agreement, the Company has the option to require RFS to repurchase convertible preferred stock of RFS owned by the Company for approximately $13 million. If RFS exercises its termination option, the Company anticipates that the lease termination and stock repurchase will occur simultaneously in the first quarter of 2001. See "Hotel Properties--Leased Hotels" above.

    FELCOR

    As of December 31, 1999, FelCor Lodging Trust Inc. ("FelCor") owned or had an interest in 75 Company brand hotels and the Company owned approximately 1.5 million shares of FelCor common stock, representing approximately two percent of FelCor's outstanding shares. In addition, the Company has guaranteed repayment of a third party loan to FelCor of up to $25 million.

    CANDLEWOOD

    As of December 31, 1999, the Company owned approximately 2.6 million shares of Candlewood Hotel Company ("Candlewood") common stock. The Company also has a note receivable from Candlewood with a balance of approximately $15 million at December 31, 1999.

    The Company has committed to provide credit support for a loan facility utilized by Candlewood to provide construction and permanent financing to Candlewood and its franchisees. The Company's aggregate maximum exposure for such credit support is capped at $30 million. As of December 31, 1999, the Company has guaranteed $11 million in such financing.

DEVELOPMENT FINANCING

    In order to assist prospective owners in obtaining financing for hotel projects, the Company has initiated programs to provide alternative capital sources to owners. Promus Acceptance Corp.

("ProMAC"), a third party lending entity, provides first mortgage construction financing to franchisees for select Homewood Suites by Hilton, Hampton Inn and Embassy Suites hotels. The Company has provided a guarantee of up to $36 million on loans outstanding under the ProMAC program. The Company has also agreed to guarantee up to 25 percent of construction financing relating to select Hilton Garden Inn development projects. Under a pre-existing program, the Company provided secondary financing to franchisees under a mezzanine financing program. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 23 through 30 in the Stockholder Report.

TERRITORIAL RESTRICTIONS

    Certain franchise and management agreements entered into by Hilton and Promus contain provisions that may have the effect of limiting or restricting Hilton's or Promus' right to own, manage or franchise additional hotels, or in some cases brands, in a specified geographic area. Such provisions vary significantly in their applicability and scope and may be subject to differing interpretations. As a result of the Promus Acquisition, the Company owns, manages or franchises hotels in circumstances that may give rise to claims that such hotels conflict with or violate such provisions. To the extent that such conflicts arise, the Company seeks to resolve them by negotiation with the relevant parties. In the event that such resolution cannot be achieved, litigation may result in damages or other remedies against the Company. Such remedies could include termination of the right to own, manage or franchise the relevant property. Although no assurance can be given that the Company will be able to renegotiate successfully or otherwise resolve the effects of all conflicts in each instance, these conflicts are not expected to have a material adverse effect on the Company's financial position or results of operations. See "Item 3. Legal Proceedings--Promus Acquisition Litigation."

    Hilton has entered into agreements which restrict its right to operate hotels in various areas under the "Hilton" or "Conrad" names. Pursuant to an agreement entered into in 1964 at the time Hilton distributed to its stockholders all of the issued and outstanding capital stock of HI, Hilton was prohibited from operating facilities outside the United States identified as "Hilton" hotels and HI was prohibited from operating facilities within the United States identified as "Hilton" hotels. The Company conducts certain of its international hotel operations under the Conrad International name. See "Hotel Brands--Other Brands--Conrad International."

    The Company and Hilton Group, the parent company of HI, have entered into agreements to form a strategic alliance which reunites the Hilton name. See "Strategic Alliances and Joint Ventures--Hilton Group." Pursuant to these agreements, the Company has granted a license to HI to use the Conrad name for future development outside the United States for a period of 20 years. HI has granted a license to the Company to develop franchise properties under the Hilton and Hilton Garden Inn names in Canada, Mexico and the Island of
St. John, U.S. Virgin Islands for a period of 20 years. Subject to the foregoing restrictions as to the use of the "Hilton" and "Conrad" names, Hilton and HI can compete in all, and do compete in certain, markets.

POTENTIAL ACQUISITIONS

    The Company continuously evaluates acquisition opportunities and may, from time to time, negotiate to engage in a business combination transaction or other acquisition. However, there is no assurance that the Company will engage in any such transactions.

PROPERTY TRANSACTIONS

    The Company continuously evaluates its property portfolio and intends to dispose of its interests in hotels or properties that, in its opinion, no longer yield an adequate return on investment or conform to the Company's long range plans. In light of the Promus Acquisition, the Company will continue to review its hotel portfolio for potential repositioning or re-branding opportunities, and may seek to sell certain owned assets.

STATISTICAL INFORMATION

    The following table sets forth certain information for the Company's hotel properties with respect to the number of hotels and rooms as of December 31, 1998 and 1999:

                                                              1998(1)               1999(1)               CHANGE
                                                             NUMBER OF             NUMBER OF             NUMBER OF
BRAND                                                    HOTELS     ROOMS      HOTELS     ROOMS      HOTELS     ROOMS
-----                                                   --------   --------   --------   --------   --------   --------
HILTON
  Owned...............................................      31      23,144        36      26,000        5        2,856
  Joint Venture.......................................       2       1,453         2       1,453       --           --
  Managed.............................................      17      12,220        15      10,844       (2)      (1,376)
  Franchised..........................................     172      44,411       167      44,091       (5)        (320)
                                                         -----     -------     -----     -------      ---       ------
    Total.............................................     222      81,228       220      82,388       (2)       1,160
HILTON GARDEN INN
  Owned...............................................       1         197         1         197       --           --
  Joint Venture.......................................       1         152         2         280        1          128
  Franchised..........................................      16       2,151        60       8,359       44        6,208
                                                         -----     -------     -----     -------      ---       ------
    Total.............................................      18       2,500        63       8,836       45        6,336
DOUBLETREE
  Owned...............................................      18       5,560        14       4,757       (4)        (803)
  Leased..............................................       9       3,050         9       3,050       --           --
  Joint Venture.......................................      34       8,374        30       7,907       (4)        (467)
  Managed.............................................      64      17,900        63      17,341       (1)        (559)
  Franchised..........................................      51      11,927        48      11,359       (3)        (568)
                                                         -----     -------     -----     -------      ---       ------
    Total.............................................     176      46,811       164      44,414      (12)      (2,397)
EMBASSY SUITES
  Owned...............................................       6       1,299         6       1,299       --           --
  Joint Venture.......................................      19       4,944        19       5,098       --          154
  Managed.............................................      58      14,425        60      15,049        2          624
  Franchised..........................................      62      13,905        64      14,427        2          522
                                                         -----     -------     -----     -------      ---       ------
    Total.............................................     145      34,573       149      35,873        4        1,300
HOMEWOOD SUITES BY HILTON
  Owned...............................................      19       2,232        13       1,655       (6)        (577)
  Leased..............................................       1          83         1          83       --           --
  Managed.............................................       4         471        15       1,689       11        1,218
  Franchised..........................................      50       5,081        57       6,028        7          947
                                                         -----     -------     -----     -------      ---       ------
    Total.............................................      74       7,867        86       9,455       12        1,588
HAMPTON INN
  Owned...............................................      11       1,504         1         133      (10)      (1,371)
  Leased..............................................      18       2,250        18       2,250       --           --
  Managed.............................................      10       1,337        10       1,337       --           --
  Franchised..........................................     835      86,581       955      98,683      120       12,102
                                                         -----     -------     -----     -------      ---       ------
    Total.............................................     874      91,672       984     102,403      110       10,731
OTHER(2)
  Owned...............................................      10       1,620        14       2,326        4          706
  Leased..............................................      41       6,433        46       7,298        5          865
  Joint Venture.......................................       2         816         3       1,433        1          617
  Managed.............................................      24       5,537        22       5,719       (2)         182
  Franchised..........................................      --          --         1         134        1          134
                                                         -----     -------     -----     -------      ---       ------
    Total.............................................      77      14,406        86      16,910        9        2,504
TOTAL
  Owned...............................................      96      35,556        85      36,367      (11)         811
  Leased..............................................      69      11,816        74      12,681        5          865
  Joint Venture.......................................      58      15,739        56      16,171       (2)         432
  Managed.............................................     177      51,890       185      51,979        8           89
  Franchised..........................................   1,186     164,056     1,352     183,081      166       19,025
                                                         -----     -------     -----     -------      ---       ------
TOTAL HOTELS..........................................   1,586     279,057     1,752     300,279      166       21,222
                                                         =====     =======     =====     =======      ===       ======

---------

(1) Statistics are presented on a pro forma basis for both periods, as if the Promus Acquisition had been completed as of January 1, 1998.

(2) Includes properties operated under the Company's Red Lion, Conrad International and Harrison Conference Center brands, and properties operated under third party brands pursuant to contractual arrangements.

    For purposes of the table above, "owned" hotels are properties in which the Company has a majority or controlling ownership interest and "joint venture" hotels are properties in which the Company has a minority or non-controlling ownership interest. For additional information, see "Hotel Properties" above.

    The following table sets forth certain information for the Company's hotel properties with respect to occupancy rates, average room rates and revenues per available room for the fiscal years ended December 31, 1998 and 1999:

                                                                                %/PT
                                                  1998(1)        1999(1)       CHANGE
                                                ------------   ------------   --------
HILTON
  Occupancy...................................        71.2%          70.7%       (0.5)pts
  Average rate................................  $    127.19    $    130.60        2.7%
  RevPAR(2)...................................  $     90.54    $     92.34        2.0%

HILTON GARDEN INN
  Occupancy...................................        64.0%          65.9%        1.9pts
  Average rate................................  $     91.00    $     92.05        1.2%
  RevPAR(2)...................................  $     58.20    $     60.63        4.2%

DOUBLETREE(3)
  Occupancy...................................        70.8%          70.1%       (0.7)pts
  Average rate................................  $    106.34    $    108.01        1.6%
  RevPAR(2)...................................  $     75.31    $     75.70        0.5%

EMBASSY SUITES
  Occupancy...................................        72.5%          73.1%        0.6pts
  Average rate................................  $    120.77    $    121.49        0.6%
  RevPAR(2)...................................  $     87.57    $     88.84        1.5%

HOMEWOOD SUITES BY HILTON
  Occupancy...................................        73.9%          73.7%       (0.2)pts
  Average rate................................  $     96.01    $     95.01       (1.0)%
  RevPAR(2)...................................  $     70.93    $     69.98       (1.3)%

HAMPTON INN
  Occupancy...................................        70.0%          68.1%       (1.9)pts
  Average rate................................  $     68.57    $     71.29        4.0%
  RevPAR(2)...................................  $     47.98    $     48.57        1.2%

OTHER(4)
  Occupancy...................................        68.1%          67.0%       (1.1)pts
  Average rate................................  $     98.38    $     99.50        1.1%
  RevPAR(2)...................................  $     67.02    $     66.70       (0.5)%

---------

(1) Statistics are presented on a pro forma basis for both periods, as if the Promus Acquisition had been completed as of January 1, 1998. Statistics are for comparable hotels, and include only those hotels in the Company's system as of December 31, 1999 which were owned, leased, managed or franchised by the Company since January 1, 1998.

(2) RevPAR is equal to rooms revenue divided by the number of available rooms.

(3) Doubletree franchise hotels are not included in this table.

(4) Includes properties operated under the Company's Red Lion, Conrad International and Harrison Conference Center brands, and properties operated under third party brands pursuant to contractual arrangements.

    For additional information regarding the Company's hotel brands, see "Hotel Brands" above.

    The following table sets forth certain statistical information for the Company's properties by geographic region as of and for the year ended December 31, 1999:

                                              PROPERTIES    ROOMS     OCCUPANCY   ROOM RATE    REVPAR
                                              ----------   --------   ---------   ---------   --------
Owned, Leased and Managed Hotels:
    Pacific/Mountain........................       143      42,352      70.6%      $120.94    $ 85.34
    North Central...........................        60      15,952      71.6        123.01      88.11
    South Central...........................        63      15,841      69.5        112.68      78.33
    New England/Middle Atlantic.............        42      14,800      75.9        185.31     140.68
    South Atlantic..........................        81      24,257      72.3        143.46     103.65
    International...........................        11       3,996      68.2        130.33      88.83
                                                 -----     -------      ----       -------    -------
  Total.....................................       400     117,198      71.3%      $131.33    $ 93.67
                                                 =====     =======      ====       =======    =======
Franchise Hotels:...........................     1,352     183,081      68.3%      $ 84.91    $ 58.01
                                                 =====     =======      ====       =======    =======

    In the table above, statistics are for comparable hotels, and include only those hotels in the Company's system as of December 31, 1999 which were owned, leased, managed or franchised by the Company since January 1, 1998. For additional information regarding the Company's properties, number of available rooms and occupancy ratios, see the Supplementary Financial Information and Five Year Summary on pages 48 and 49 in the Stockholder Report.

                             ADDITIONAL INFORMATION

VACATION OWNERSHIP

    Hilton Grand Vacations Company and its related entities ("HGVC"), which are wholly owned by the Company, currently operate 19 vacation ownership resorts in Florida, two in Nevada and one in Hawaii. In addition, HGVC operates the HGVClub, a points based reservation and exchange system. HGVC has recently opened or is currently developing the following projects:

    - In December 1999, HGVC opened a new 232-unit vacation ownership resort located adjacent to the Las Vegas Hilton.

    - In December 1999, HGVC opened the final phase of a new 52-unit vacation ownership resort in the South Beach area of Miami Beach, Florida, developed through the renovation of two historic art deco buildings.

    - HGVC has completed 260 units of a 420-unit vacation ownership resort located adjacent to Sea World in Orlando, Florida.

    - HGVC is developing a 275-unit vacation ownership resort at the Hilton Hawaiian Village in Honolulu, Hawaii, developed through the conversion of the Lagoon Tower to timeshare units. HGVC expects to open this facility in the first quarter of 2001.

    As a result of the Promus Acquisition, the Company also manages three vacation ownership resorts and franchises seven vacation ownership resorts in the United States under the Embassy Vacation Resort and Hampton Vacation Resort names.

    HGVC is actively seeking new management, development and acquisition opportunities in other destination resort locations.

CASINO WINDSOR

    The Company owns a 50% equity interest in Windsor Casino Limited ("WCL"), which operates the 400-room Casino Windsor in Windsor, Ontario, Canada for the Ontario provincial government under a management contract. This hotel casino features a 75,000 square foot casino and entertainment and meeting facilities. See "Additional Information--Regulation and Licensing--Ontario Gaming Laws."

FLAMINGO CASINO-KANSAS CITY

    The Company owns and operates the Flamingo Casino-Kansas City, a dockside casino complex in Kansas City, Missouri. Prior to and in connection with the Park Place Distribution, Park Place applied to the Missouri Gaming Commission for approval to own and operate the Flamingo Casino-Kansas City, which approval was not received prior to the Park Place Distribution. As a result, the Company retained this property and agreed to cooperate with Park Place to take appropriate action to put Park Place in the same economic position it would have been in if the transfer had occurred on December 31, 1998. The Company and Park Place entered into a disposition agreement providing for the sale or other disposition of the Flamingo Casino-Kansas City. On February 8, 2000, the Company entered into an agreement to sell this property to a third party. Upon completion of such sale, the proceeds of the sale will be allocated between the Company and Park Place pursuant to the disposition agreement. See "Additional Information--Regulation and Licensing--Missouri Gaming Laws."

DESIGN AND FURNISHING SERVICES

    Hilton, through its wholly owned subsidiary, Hilton Equipment Corporation, provides design and furnishing services to the Company's hotels and to hotels owned and operated by others. These services include the purchase and distribution of furniture, furnishings, equipment, food, beverage and operating supplies. The revenues of this operation depend primarily on the number of new hotels operated or franchised by the Company and on refurbishing and remodeling of the Company's existing hotels.

RESERVATION SYSTEM

    Hilton Reservations Worldwide, LLC ("HRW") operates a worldwide reservation system for hotels owned, operated or franchised by the Company, HI, their affiliates and others. The Company and HI each own a 50% interest in HRW. HRW uses an updated computerized reservation system called Hilstar, which is managed by REZsolutions Inc. The Company is integrating the reservation system used by Promus into the Hilstar system. See "Hotel Operations--Strategic Alliances and Joint Ventures--Hilton Group."

E-BUSINESS

    The Company operates the award winning Hilton.com internet web site which provides cost effective customer service in addition to the Hilstar reservation system used by HRW. The Company also provides high-speed internet access and business services in hotel guest rooms and other areas at certain of its hotels.

TRADEMARKS

    The following trademarks used herein are owned by the Company and are registered as service marks in the United States and in certain foreign countries: Conrad International-Registered Trademark-, Doubletree-Registered Trademark-, Doubletree Club-Registered Trademark-, Doubletree Guest Suites-Registered Trademark-, Embassy Suites-Registered Trademark-, Embassy Vacation Resort-Registered Trademark-, Hampton Inn-Registered Trademark-, Hampton Inn & Suites-Registered Trademark-, Hampton Vacation Resort-Registered Trademark-, Harrison Conference Centers-Registered Trademark-, HGVClub-Registered Trademark-, HHonors-Registered Trademark-, Hilton-Registered Trademark-, Hilton Garden Inn-Registered Trademark-, Hilton Grand Vacations Company-Registered Trademark-, Hilton Suites-TM-, Homewood Suites-Registered Trademark-by Hilton, and Red Lion Hotels and Inns-Registered Trademark-. The Company considers all of these marks, and the associated name recognition, to be valuable to its business. See "Summary of Significant Accounting Policies-- Brands" in the Notes to the Company's Consolidated Financial Statements on page 36 in the Stockholder Report.

MARKETING

    The Company's hotel properties offer multiple product lines to a broad range of customers in many geographic markets. The Company's properties include full-service and limited-service hotels in urban, airport, resort and suburban locations, as well as vacation ownership resorts and conference centers. The Company participates in certain joint marketing programs with business partners in the airline, car rental and cruise line industries.

    The Company's metropolitan and airport properties primarily serve the convention and meeting market and the business traveler market (businesspersons traveling as individuals or in small groups). The Company's resort properties primarily serve the tour and leisure market (tourists traveling either as individuals or in groups) and the convention and meeting market. The Company's suburban properties primarily serve the leisure and business traveler markets. As indicated under "Business Risks" below, these sources of business are sensitive to general economic and other conditions.

    The Company believes that the Promus Acquisition enables it to strengthen the performance of its hotel brands and maximize revenue per available room by:

    - introducing the Hilton HHonors Worldwide frequent guest program to the Doubletree, Hampton Inn, Embassy Suites and Homewood Suites by Hilton brands in April 2000;

    - utilizing the Company's worldwide sales organization to market all of the Company's hotel brands;

    - cross-selling complementary brands and, where appropriate, converting hotels to another Company brand to maximize revenues; and

    - spreading brand support and system costs over a greater number of properties.

    The Company believes that its alliance with Hilton Group (which currently owns the rights to the Hilton name outside the U.S.) has improved the performance of the Company's operations as its properties have benefited from the worldwide integration of the Hilton brand, reservation systems, marketing programs and sales organizations. See "Hotel Operations--Strategic Alliances and Joint Ventures--Hilton Group."

BUSINESS RISKS

    The Company's future operating results could be adversely impacted by industry overcapacity and weak demand, which could restrict the Company's ability to raise room rates to keep pace with the rate of inflation. The Company's business could also be adversely affected by increases in transportation and fuel costs or sustained recessionary periods in the U.S. (affecting domestic travel) and internationally (affecting inbound travel from abroad). In 1999, the Company's hotels in Hawaii were adversely impacted by the softness in Hawaiian tourism resulting from the Asian economic situation.

    General economic conditions, competition, work stoppages and other factors affecting particular properties impact the Company's occupancy ratios. Occupancy ratios at the Company's hotels could also be negatively impacted by a decrease in travel resulting from adverse economic conditions outside the U.S. and by excess industry capacity.

COMPETITION

    The Company seeks to maintain the quality of its lodging business while expanding both domestically and internationally. The Company intends to improve and expand its core business by leveraging its strong brand names, maximizing operating efficiencies, expanding and enhancing properties and acquiring or developing properties as appropriate.

    The Company's position as a multi-branded owner, operator, manager and franchisor of hotels makes it one of the largest hotel companies in the United States. Competition in the industry is based primarily on the level of service, quality of accomodations, convenience of locations and room rates. Competition from other hotels, motels and inns, including facilities owned by local interests and facilities owned by national and international chains, is vigorous in all areas in which the Company operates or franchises its facilities. The Company's hotels also compete generally with facilities offering similar services and located in cities and other locations where the Company's hotels are not present. If hotel capacity is expanded by others in a city where a Company branded hotel is located, competition will increase.

FORWARD-LOOKING STATEMENTS

    Forward-looking statements in this report, including without limitation, those set forth under the captions "General Information--Recent Developments," "Hotel Operations--Hotel Brands," "--Expansion Program," "--Strategic Alliances and Joint Ventures," "--Territorial Restrictions," "--Potential Acquisitions" and "--Property Transactions," and "Additional Information--Vacation Ownership," "--Trademarks," "--Marketing," "--Competition," "--Environmental Matters" and "--Regulation and Licensing," and "Legal Proceedings," and statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

    The Company endeavors to maintain compliance with Environmental Laws but, from time to time, the Company's operations may have resulted or may result in noncompliance or liability for cleanup pursuant to Environmental Laws. In that regard, the Company has been notified of contamination resulting from past disposals of wastes at two sites to which hazardous or non-hazardous wastes may have been sent from Company facilities in the past. Based on information reviewed by and available to the Company, including:

    (i) uncertainty whether a Company facility in fact shipped any wastes to one such site;

    (ii) the number of potentially responsible parties at such sites;

   (iii) where available, the volume and type of waste sent to each such site;
and

    (iv) efforts among potentially responsible parties to voluntarily resolve potential legal disputes relating to one such site;

the Company believes that any liability arising from such disposals under Environmental Laws would not have a material adverse effect on its results of operations or financial condition.

YEAR 2000

    The Company encountered no significant problems from the impact of the Year 2000 on the processing of date-sensitive information by its computerized information systems. The Company had established a Year 2000 program to ensure that all significant information technology systems, non-information technology systems and suppliers were Year 2000 compliant. The cost to assess, test and remediate potential Year 2000 problems totaled approximately $6 million.

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

    Prior to and in connection with the Park Place Distribution, Park Place applied to the MGC for approval to own and operate the Flamingo Casino-Kansas City. The approval was not received prior to the Park Place Distribution. On February 8, 2000, the Company entered into an agreement to sell this property to a third party. This sale is subject to approval by the MGC. Upon completion of the sale, the Company expects to cease gaming operations in Missouri and surrender the gaming license to the MGC. See "Additional Information--Flamingo Casino-Kansas City."

    OTHER LAWS AND REGULATIONS. Each of the hotels and vacation ownership resorts operated by the Company is subject to extensive state and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages. Federal and state laws and regulations also require certain registration, disclosure statements and other practices with respect to the franchising of hotels. Management believes that the Company has obtained all required licenses and permits and its businesses are conducted in substantial compliance with applicable laws.

EMPLOYEES

    At December 31, 1999, Hilton employed approximately 78,000 persons, of whom approximately 17,000 were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Hilton believes that the aggregate compensation benefits and working conditions afforded its employees compare favorably with those received by employees in the hotel industry generally. Hilton believes its employee relations are satisfactory.

ITEM 2.  PROPERTIES

    Hilton considers its hotels to be leading establishments with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in most of the areas in which they are located. Obsolescence arising from age and condition of facilities is a factor in the hotel industry. Accordingly, Hilton spends, and intends to continue to spend, substantial funds to maintain its owned facilities in first-class condition in order to remain competitive.

    Hotels owned, leased, managed and franchised by Hilton are briefly described under "Item 1" and, in particular, under the caption "Hotel Operations." In addition, contemplated additions to or renovations of existing properties and new hotels presently under construction that Hilton will operate are briefly described under the caption "Hotel Operations--Expansion Program" and "Additional Information--Vacation Ownership" under "Item 1."

ITEM 3.  LEGAL PROCEEDINGS

BALLY MERGER LITIGATION

    A purported class action against Bally Entertainment Corporation ("Bally"), its directors and Hilton was commenced in August 1996 under the caption PARNES
V. BALLY ENTERTAINMENT CORPORATION, ET AL. (C.A. No. 15192) in the Court of Chancery for the State of Delaware. The plaintiff alleges breaches of fiduciary duty in connection with the merger of Bally with and into Hilton in December 1996 (the "Bally Merger"), including allegedly illegal payments to Arthur M. Goldberg that purportedly denied Bally shareholders other than Mr. Goldberg an opportunity to sell their shares to Hilton or any other bidder at the best possible price. In the complaint, the plaintiff seeks, among other things:

    (i) an order enjoining the Bally Merger;

    (ii) an award of damages in an unspecified amount;

    (iii) an order requiring Mr. Goldberg to disgorge his profits; and

    (iv) an award of attorneys' fees and expenses.

    In orders dated May 13, 1997 and February 3, 1998, the Court dismissed this litigation. Plaintiff appealed this dismissal and, on January 25, 1999, the Delaware Supreme Court reversed the dismissal order and remanded the case to the Court of Chancery. The Company intends to continue to defend this action vigorously.

PROMUS ACQUISITION LITIGATION

    On or around September 7, 1999, two actions were filed in the Court of Chancery for the State of Delaware by alleged common stockholders of Promus on behalf of a purported class of similarly situated Promus stockholders. The actions are captioned STEVEN GOLDSTEIN V. PROMUS HOTEL CORPORATION, ET AL.
(C.A. No. 17410NC) and JOSEPH CARCO V. PROMUS HOTEL CORPORATION, ET AL.
(C.A. No. 17411NC). The complaints in the actions, which are substantially similar, name as defendants Promus, the members of the Promus board of directors and Hilton, and allege that the Promus directors breached their fiduciary duties to Promus stockholders by agreeing to the acquisition and by allegedly failing to obtain the highest value for Promus stockholders, and that Hilton allegedly aided and abetted such alleged breaches of fiduciary duty. The complaints seek injunctive relief and monetary damages in an unspecified amount. Defendants intend to defend these actions vigorously.

    On or about October 11, 1999, an action was filed in the United States District Court for the Southern District of Florida entitled HOTELRAMA ASSOCIATES, LTD. V. HILTON HOTELS CORPORATION (Case No. 99-CV02717), alleging that the acquisition of Promus would cause Hilton to be in violation of territorial restrictions contained in a management agreement under which Hilton manages a hotel owned by the plaintiff in Miami, Florida. The complaint sought to enjoin Hilton from violating the restrictive covenant by its acquisition of Promus, as well as other remedies. On November 19, 1999, the Court denied plaintiff's motion to enjoin Hilton from acquiring Promus, and the Promus Acquisition was consummated on November 30, 1999. On March 16, 2000, the Company and plaintiff reached an agreement in principle to settle all outstanding issues between the parties, subject to documentation.

RIGHTS AGREEMENT LITIGATION

    A purported class action against the Company was filed in the Court of Chancery for the State of Delaware on or about February 22, 2000 under the caption LEONARD LOVENTHAL ACCOUNT V. HILTON HOTELS CORPORATION (C.A.
No. 17803NC). The plaintiff alleges that the Rights Agreement, dated as of November 29, 1999, between the Company and ChaseMellon Shareholder Services L.L.C., relating to the Company's preferred share purchase rights plan, is invalid and unenforceable and violates provisions of the Delaware General Corporation Law, the Uniform Commercial Code and the Company's Restated Certificate of Incorporation and By-Laws. In the complaint, plaintiff seeks an order declaring the Rights Agreement to be invalid and enjoining the Company from enforcing the Rights Agreement, and monetary damages in an unspecified amount. The Company intends to defend this action vigorously. For a description of the Rights Agreement, see "Part II Item 5.--Rights Agreement" below.

    In management's opinion, disposition of pending litigation against the Company, including the litigation described above, is not expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's special meeting of stockholders held on November 30, 1999, the Company's stockholders approved each of the proposals voted upon. The voting results for each of the proposals are as follows:

  i)  Approval of the Agreement and Plan of Merger, dated as of September 3, 1999, as amended, between the Company,
      Promus and a wholly owned subsidiary of the Company, and the issuance of the Company's Common Stock in the Promus
      Acquisition.

      FOR:  193,495,168                      AGAINST:  8,610,492                    ABSTAIN:  885,679

 ii)  Approval of the amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 400 million shares to 500 million shares.

      FOR:  194,718,989                      AGAINST:  7,228,702                    ABSTAIN:  1,043,648

iii)  Approval of the amendment to the Company's By-Laws to change the authorized number of directors from 12 to a range of 10 to 20 directors, with the exact number to be set from time to time by the Company's Board of Directors.

      FOR:  221,091,587                      AGAINST:  15,225,215                   ABSTAIN:  1,129,926

EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth certain information with respect to the executive officers of the Company:

NAME                              POSITIONS AND OFFICES WITH THE COMPANY                  AGE
----                              --------------------------------------                  ---
Stephen F. Bollenbach       President and Chief Executive Officer since                    57
                            February 1996

Thomas E. Gallagher         Executive Vice President and General Counsel since             55
                            July 1997, Secretary since May 1998 and Chief
                            Administrative Officer since May 1999

Matthew J. Hart             Executive Vice President and Chief Financial                   47
                            Officer since April 1996, and Treasurer from
                            January 1999 until January 2000

Dieter H. Huckestein        Executive Vice President and President--Hotel                  56
                            Division

Thomas L. Keltner           Executive Vice President and President--Franchise              53
                            Hotel Group since December 1999

    Unless otherwise noted in the table, all positions and offices with the Company indicated have been continuously held since January 1995. The executive officers are responsible for all major policy making functions and all other corporate and divisional officers are responsible to, and are under the supervision of, the executive officers. None of the above named executive officers are related.

    All of the above named executive officers are directors of the Company, except for Messrs. Gallagher, Hart and Keltner. Prior to joining Hilton, Mr. Gallagher served as President and Chief Executive Officer of The Griffin Group, Inc. since April 1992, and was a partner with the law firm of Gibson, Dunn & Crutcher prior thereto. During 1995 and 1996, Mr. Gallagher also served as President and Chief Executive Officer of Griffin Gaming & Entertainment, Inc. (formerly Resorts International, Inc.). Prior to joining Hilton, Mr. Hart served as Senior Vice President and Treasurer of The Walt Disney Company since October 1995, and as Executive Vice President and Chief Financial Officer of Host Marriott Corporation prior thereto. Prior to joining Hilton, Mr. Keltner served as President, Brand Performance and Development Group of Promus since February 1999, as Executive Vice President and Chief Development Officer of Promus from July 1997 until February 1999, and as Senior Vice President, Development of Promus prior thereto.

    Additional information for directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement to be used in connection with its annual meeting of stockholders scheduled to be held on May 11, 2000, and this information is incorporated in this Form 10-K. See "Cover Page--Documents Incorporated by Reference."

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is listed on the New York and Pacific Stock Exchanges and is traded under the symbol "HLT." In 1998, the Company made quarterly dividend payments of $.08 per share. Following the Park Place Distribution, in 1999 and the first quarter of 2000 the Company made quarterly dividend payments of $.02 per share. The sales prices for the Company's Common Stock in 1999 and 2000 reflect the Common Stock trading on a stand-alone basis after the Park Place Distribution on December 31, 1998. As of December 31, 1999, the Company had approximately 23,300 stockholders of record. The high and low reported sales prices per share of the Company's Common Stock are set forth in the following table for the periods indicated:

                                                                HIGH       LOW
                                                              --------   --------
1998
1st Quarter.................................................   $35.50     $27.50
2nd Quarter.................................................    34.00      28.13
3rd Quarter.................................................    29.38      16.56
4th Quarter.................................................    22.81      12.50

1999
1st Quarter.................................................    16.69      13.81
2nd Quarter.................................................    17.13      13.38
3rd Quarter.................................................    15.00       9.75
4th Quarter.................................................    11.50       8.38

2000
1st Quarter (through March 28, 2000)........................     9.94       6.38

RIGHTS AGREEMENT

    On November 29, 1999, the Company adopted a new preferred share purchase rights plan (the "Rights Plan") and declared a dividend distribution of one preferred share purchase right (a "Right") on each outstanding share of the Company's Common Stock. The new Rights Plan replaced the Company's prior rights plan which had been originally adopted in 1988 and readopted in 1998 prior to its expiration. The Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, entered into a Rights Agreement, dated as of November 29, 1999 (the "Rights Agreement"). The Rights are transferred only with the Common Stock, unless and until they become exercisable. The Rights will expire on November 29, 2009, subject to the Company's right to extend, unless earlier redeemed or exchanged by the Company or terminated.

    Generally, the Rights become exercisable only if a person or group (other than Hilton Interests, as defined below):

    (i) acquires beneficial ownership of 20% or more of the Company's Common Stock (such person or group, an "Acquiring Person") or

    (ii) announces a tender offer, the consummation of which would result in ownership by a person or group of 20% or more of the Common Stock.

When exercisable, each Right entitles a shareholder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $80, subject to adjustment (the "Purchase Price").

    After a person becomes an Acquiring Person, each holder of a Right (other than Rights owned by the Acquiring Person) will have the right to receive, upon exercise of such Right, a number of shares of Common Stock having a market value equal to two times the then current Purchase Price of the Right. After a person becomes an Acquiring Person, if the Company engages in certain mergers or transfers of assets, each holder of a Right (other than Rights owned by the Acquiring Person) will have the right to receive upon exercise, at the Right's exercise price, a number of the acquiring company's common shares having a market value of twice the Right's Purchase Price.

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

    Prior to a person or group becoming an Acquiring Person, the Rights are redeemable for $.001 per Right at the option of the Company's Board of Directors.

    "Hilton Interests" refer to Barron Hilton and the Conrad N. Hilton Fund and the shares of Common Stock beneficially owned by them.

    The Rights Agreement has been filed as Exhibit 4.18 to this Form 10-K, and the foregoing summary is qualified in its entirety by reference to
Exhibit 4.18. For a description of litigation relating to the Rights Agreement, see "Part I Item 3. Legal Proceedings--Rights Agreement Litigation."

ITEM 6.  SELECTED FINANCIAL DATA

    The ratio of earnings to fixed charges for the five years ended December 31, 1999 is as follows: 1999 - 2.3 to 1; 1998 - 3.2 to 1; 1997 -
4.0 to 1; 1996 - 4.2 to 1; and 1995 - 2.8 to 1.

    The ratio of earnings to combined fixed charges and preferred stock dividends for the five years ended December 31, 1999 is as follows: 1999 - 2.3 to 1; 1998 - 2.9 to 1; 1997 - 3.3 to 1; 1996 - 4.1 to 1; and 1995 - 2.8 to 1.

    The computation of the aforesaid ratios is set forth in Exhibit 12 to this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    See pages 23 through 30 in the Stockholder Report, which information is incorporated in this Form 10-K by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and supplemental information required by this Item are contained in the Stockholder Report on the pages indicated, which information is incorporated in this Form 10-K by reference.

                                                                PAGE
                                                              --------
Consolidated Statements of Income for
  the three years ended December 31, 1999...................     31

Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................     32

Consolidated Statements of Cash Flow for
  the three years ended December 31, 1999...................     33

Consolidated Statements of Stockholders' Equity for
  the three years ended December 31, 1999...................     34

Notes to Consolidated Financial Statements..................     35

Report of Independent Public Accountants....................     46

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

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item will be set forth under "Executive Compensation," "Compensation Committee Report on Executive Compensation--Chief Executive Officer Compensation" and "--Chairman of the Board Compensation," "Retirement Plans" and "Change of Control Agreements" in the Company's Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item will be set forth under "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) INDEX TO FINANCIAL STATEMENTS

    1.  Financial Statements:

        The index to consolidated financial statements and supplementary data is set forth under Item 8 on page 21 of this Form 10-K.

    2.  Financial Statement Schedules:

        All schedules are inapplicable or the required information is included elsewhere herein.

(b) REPORTS ON FORM 8-K

    The Company filed a Current Report on Form 8-K, dated December 1, 1999, under the caption "Item 2. Acquisition or Disposition of Assets," to report the consummation of the Promus Acquisition, and under the caption "Item 5. Other Events," to report that the stockholders of the Company and Promus voted in favor of all proposals at the special meetings of stockholders held on November 30, 1999, and that the Company adopted a new Rights Plan, dated as of November 29, 1999.

(c) EXHIBITS

    Reference is made to the Index to Exhibits immediately preceding the exhibits to this Form 10-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 28, 2000.

                                                       HILTON HOTELS CORPORATION
                                                                        (Registrant)

                                                       By:               MATTHEW J. HART
                                                            -----------------------------------------
                                                                         Matthew J. Hart
                                                                   Executive Vice President and
                                                                     Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 28, 2000.

            STEPHEN F. BOLLENBACH                                 ROBERT M. LA FORGIA
----------------------------------------------       ----------------------------------------------
            Stephen F. Bollenbach                                 Robert M. La Forgia
      President, Chief Executive Officer                  Senior Vice President and Controller
                 and Director                                  (Chief Accounting Officer)

               A. STEVEN CROWN                                    BENJAMIN V. LAMBERT
----------------------------------------------       ----------------------------------------------
               A. Steven Crown                                    Benjamin V. Lambert
                   Director                                             Director

               PETER M. GEORGE                                       JOHN H. MYERS
----------------------------------------------       ----------------------------------------------
               Peter M. George                                       John H. Myers
                   Director                                             Director

              ARTHUR M. GOLDBERG                                     JOHN L. NOTTER
----------------------------------------------       ----------------------------------------------
              Arthur M. Goldberg                                     John L. Notter
                   Director                                             Director

               MATTHEW J. HART                                      JUDY L. SHELTON
----------------------------------------------       ----------------------------------------------
               Matthew J. Hart                                      Judy L. Shelton
         Executive Vice President and                                   Director
           Chief Financial Officer

                BARRON HILTON                                       DONNA F. TUTTLE
----------------------------------------------       ----------------------------------------------
                Barron Hilton                                       Donna F. Tuttle
            Chairman of the Board                                       Director

             DIETER H. HUCKESTEIN                                  PETER V. UEBERROTH
----------------------------------------------       ----------------------------------------------
             Dieter H. Huckestein                                  Peter V. Ueberroth
                   Director                                             Director

              ROBERT L. JOHNSON                                    SAM D. YOUNG, JR.
----------------------------------------------       ----------------------------------------------
              Robert L. Johnson                                    Sam D. Young, Jr.
                   Director                                             Director

                                       INDEX TO EXHIBITS
       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------

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

        2.2             Agreement and Plan of Merger, dated as of September 3, 1999, as amended, among Registrant, Promus Hotel Corporation and
                        Chicago Hilton, Inc. (incorporated herein by reference from
                        Appendix A to Registrant's Registration Statement on Form
                        S-4 (File No. 333-89437))

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

        3.3             Amendment to Restated Certificate of Incorporation of
                        Registrant, relating to Exhibits 3.1 and 3.2 hereto
                        (incorporated herein by reference from Appendix F to Registrant's Registration Statement on Form S-4 (File No.
                        333-89437))

        3.4 By-Laws of Registrant, as amended (incorporated herein by reference from Exhibit 4.2 to Registrant's Registration
                        Statement on Form S-3 (File No. 333-18523))

        3.5             Amendment to By-Laws of Registrant, relating to Exhibit 3.4 hereto (incorporated herein by reference from Exhibit 3.4 to
                        Registrant's Annual Report on Form 10-K for the year ended
                        December 31, 1998)

        3.6             Amendment to By-Laws of Registrant, relating to Exhibits 3.4 and 3.5 hereto (incorporated herein by reference from
                        Appendix G to Registrant's Registration Statement on Form
                        S-4 (File No. 333-89437))

        4.1             Indenture, dated as of July 1, 1988, between Registrant and
                        Morgan Guaranty Trust Company of New York, as Trustee,
                        regarding Registrant's Senior Debt Securities (incorporated herein by reference from Exhibit 4.1 to Post-Effective
                        Amendment No. 1 to Registrant's Registration Statement on
                        Form S-3 (File No. 2-99967))

        4.2             First Supplemental Indenture, dated as of June 30, 1992,
                        between Registrant and Morgan Guaranty Trust Company of New
                        York, as Trustee, regarding Registrant's Senior Debt
                        Securities, relating to Exhibit 4.1 hereto (incorporated
                        herein by reference from Exhibit 4.3 to Registrant's Annual
                        Report on Form 10-K for the year ended December 31, 1992)

        4.3             Indenture, dated as of May 14, 1996, between Registrant and
                        The Bank of New York, as Trustee, regarding Registrant's 5%
                        Convertible Subordinated Notes due 2006 (incorporated herein by reference from Exhibit 4.6 to Registrant's Registration
                        Statement on Form S-4 (File No. 333-10415))

                                       INDEX TO EXHIBITS
       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
        4.4.1           Indenture, dated as of April 15, 1997, between Registrant
                        and BNY Western Trust Company, as Trustee, regarding
                        Registrant's Debt Securities (incorporated herein by
                        reference from Exhibit 4.3 to Registrant's Current Report on
                        Form 8-K, dated April 15, 1997)

        4.4.2           First Supplemental Indenture, dated as of December 31, 1998, among Registrant, Park Place and BNY Western Trust Company, as Trustee, regarding Registrant's Debt Securities, relating to Exhibit 4.4.1 hereto (incorporated herein by reference
                        from Exhibit 4.1 to Registrant's Current Report on Form 8-K, dated January 8, 1999)

        4.4.3           Officers' Certificate containing terms of 7.95% Senior Notes due 2007 (incorporated herein by reference from Exhibit 99 to Registrant's Current Report on Form 8-K, dated April 15,
                        1997)

        4.4.4           Officers' Certificate containing terms of 7.375% Senior
                        Notes due 2002 (incorporated herein by reference from Exhibit 99.01 to Registrant's Current Report on Form 8-K, dated June 4, 1997)

        4.4.5 Officers' Certificate containing terms of 7% Senior Notes due 2004 (incorporated herein by reference from Exhibit
                        99.01 to Registrant's Current Report on Form 8-K, dated July 17, 1997)

        4.4.6           Officers' Certificate containing terms of 7.20% Senior Notes due 2009 and 7.5% Senior Notes due 2017 (incorporated herein by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K, dated December 17, 1997)

        4.5             Five Year Credit Agreement, dated as of November 30, 1999, among Registrant, Bank of America, N.A., as Administrative
                        Agent, and the financial institutions signatory thereto.....

        4.6             Short Term Credit Agreement, dated as of November 30, 1999, among Registrant, Bank of America, N.A., as Administrative
                        Agent, and the financial institutions signatory thereto.....

        4.7             Credit Agreement, dated as of October 18, 1996, among
                        Registrant, Morgan Guaranty Trust Company of New York, as
                        Documentation Agent, The Bank of New York, as Administrative
                        Agent, and the financial institutions signatory thereto
                        (incorporated herein by reference from Exhibit 4.5 to
                        Registrant's Annual Report on Form 10-K for the year ended
                        December 31, 1996)

        4.8             Amendment No. 1 to Credit Agreement, dated as of December 3,
                        1998, among Registrant, Morgan Guaranty Trust Company of New
                        York, as Documentation Agent, The Bank of New York, as
                        Administrative Agent, and the financial institutions
                        signatory thereto, relating to Exhibit 4.7 hereto
                        (incorporated herein by reference from Exhibit 4.7 to
                        Registrant's Annual Report on Form 10-K for the year ended
                        December 31, 1998)

                                       INDEX TO EXHIBITS
       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
        4.9             Amendment No. 2 to Credit Agreement, dated as of November
                        30, 1999, among Registrant, Morgan Guaranty Trust Company of
                        New York, as Documentation Agent, The Bank of New York, as
                        Administrative Agent, and the financial institutions
                        signatory thereto, relating to Exhibits 4.7 and 4.8
                        hereto......................................................

        4.10            Credit Agreement, dated as of June 1, 1998, among Hilton
                        Hawaiian Village LLC, Registrant, NationsBank, N.A., as
                        Syndication Agent, First Union National Bank, as
                        Documentation Agent, The Bank of New York, as Administrative
                        Agent, and the financial institutions signatory thereto.....

        4.11            Amendment No. 1 to Credit Agreement, dated as of December
                        10, 1998, among Hilton Hawaiian Village LLC, Registrant,
                        NationsBank, N.A., as Syndication Agent, First Union
                        National Bank, as Documentation Agent, The Bank of New York,
                        as Administrative Agent, and the financial institutions
                        signatory thereto, relating to Exhibit 4.10 hereto..........

        4.12            Amendment No. 2 to Credit Agreement, dated as of November
                        30, 1999, among Hilton Hawaiian Village LLC, Registrant,
                        Bank of America, N.A., as Syndication Agent, First Union
                        National Bank, as Documentation Agent, The Bank of New York,
                        as Administrative Agent, and the financial institutions
                        signatory thereto, relating to Exhibits 4.10 and 4.11
                        hereto......................................................

        4.13            Reimbursement Agreement, dated as of November 15, 1990,
                        among Registrant, Swiss Bank Corporation and the financial institutions signatory thereto (incorporated herein by
                        reference from Exhibit 4.7 to Registrant's Annual Report on
                        Form 10-K for the year ended December 31, 1990)

        4.14            First Amendment to Reimbursement Agreement, dated as of
                        December 17, 1996, among Registrant, Deutsche Bank AG and the financial institutions signatory thereto, relating to
                        Exhibit 4.13 hereto (incorporated herein by reference from Exhibit 4.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998)

        4.15            Second Amendment to Reimbursement Agreement, dated as of May
                        1, 1998, among Registrant, Deutsche Bank AG and the
                        financial institutions signatory thereto, relating to
                        Exhibits 4.13 and 4.14 hereto (incorporated herein by
                        reference from Exhibit 4.10 to Registrant's Annual Report on
                        Form 10-K for the year ended December 31, 1998)

        4.16            Third Amendment to Reimbursement Agreement, dated as of June
                        30, 1999, among Registrant, Deutsche Bank AG and the
                        financial institutions signatory thereto, relating to
                        Exhibits 4.13, 4.14 and 4.15 hereto.........................

        4.17            Fourth Amendment to Reimbursement Agreement, dated as of
                        November 30, 1999, among Registrant, Deutsche Bank AG and
                        the financial institutions signatory thereto, relating to
                        Exhibits 4.13, 4.14, 4.15 and 4.16 hereto...................

        4.18            Rights Agreement, dated as of November 29, 1999, between
                        Registrant and ChaseMellon Shareholder Services, L.L.C., as
                        Rights Agent (incorporated herein by reference from Exhibit
                        1 to Registrant's Registration Statement on Form 8-A, dated
                        December 1, 1999)

                                       INDEX TO EXHIBITS
       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
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

                                       INDEX TO EXHIBITS
       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
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

       10.15            Second Amendment, dated as of November 11, 1999, to the 1997
                        Independent Director Stock Option Plan of Registrant,
                        relating to Exhibits 10.13 and 10.14 hereto*................

       10.16            Incentive Compensation Plan of Registrant (incorporated
                        herein by reference from Exhibit 10.4 to Registrant's Annual
                        Report on Form 10-K for the year ended December 31, 1980)*

       10.17            Amendment, dated as of January 1, 1994, to the Incentive
                        Compensation Plan of Registrant, relating to Exhibit 10.16 hereto (incorporated herein by reference from Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993)*

       10.18            Promus Hotel Corporation Key Executive Officer Annual
                        Incentive Plan (incorporated herein by reference from
                        Exhibit 10.30 to the Promus Hotel Corporation Annual Report
                        on Form 10-K for the year ended December 31, 1998)*

       10.19            Retirement Plan of Registrant, as amended and restated
                        (incorporated herein by reference from Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended
                        December 31, 1994)*

       10.20            First Amendment, dated as of November 15, 1995, to the
                        Retirement Plan of Registrant, relating to Exhibit 10.19
                        hereto (incorporated herein by reference from Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year
                        ended December 31, 1995)*

       10.21            Second Amendment, effective December 31, 1996, to the
                        Retirement Plan of Registrant, relating to Exhibits 10.19
                        and 10.20 hereto (incorporated herein by reference from
                        Exhibit 10.15 to Registrant's Annual Report on Form 10-K for
                        the year ended December 31, 1996)*

       10.22            Third Amendment, effective December 31, 1996, to the
                        Retirement Plan of Registrant, relating to Exhibits 10.19,
                        10.20 and 10.21 hereto (incorporated herein by reference from Exhibit 10.16 to Registrant's Annual Report on Form
                        10-K for the year ended December 31, 1996)*

       10.23            Amendment, effective January 1, 1997, to the Retirement Plan of Registrant, relating to Exhibits 10.19, 10.20, 10.21 and
                        10.22 hereto (incorporated herein by reference from
                        Exhibit 10.17 to Registrant's Annual Report on Form 10-K for
                        the year ended December 31, 1997)*

                                       INDEX TO EXHIBITS
       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
       10.24            Amendment 1999-1 to the Retirement Plan of Registrant,
                        relating to Exhibits 10.19, 10.20, 10.21, 10.22 and 10.23
                        hereto (incorporated herein by reference from Exhibit 99.01 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999)*

       10.25            Supplemental Executive Retirement Plan of Registrant, as
                        amended (incorporated herein by reference from Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year
                        ended December 31, 1991)*

       10.26            Amendment, effective April 1, 1994, to the Supplemental
                        Executive Retirement Plan of Registrant, relating to
                        Exhibit 10.25 hereto (incorporated herein by reference from
                        Exhibit 10.10 to Registrant's Annual Report on Form 10-K for
                        the year ended December 31, 1994)*

       10.27            Amendment, effective December 31, 1996, to the Supplemental
                        Executive Retirement Plan of Registrant, relating to
                        Exhibits 10.25 and 10.26 hereto (incorporated herein by
                        reference from Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*

       10.28            Doubletree Hotels Corporation Supplemental Executive
                        Retirement Plan, dated as of February 15, 1997, as amended by letter dated December 9, 1997 (incorporated herein by
                        reference from Exhibit 10.29 to the Promus Hotel Corporation
                        Annual Report on Form 10-K for the year ended December 31,
                        1998)*

       10.29            Directors' Retirement Benefit Plan of Registrant, as amended
                        (incorporated herein by reference from Exhibit 10.7 to
                        Registrant's Annual Report on Form 10-K for the year ended
                        December 31, 1991)*

       10.30            First Amendment, dated July 31, 1997, to the Directors'
                        Retirement Benefit Plan of Registrant, relating to Exhibit
                        10.29 hereto (incorporated herein by reference from
                        Exhibit 10.22 to Registrant's Annual Report on Form 10-K for
                        the year ended December 31, 1997)*

       10.31            Retirement Benefit Replacement Plan of Registrant, as
                        amended (incorporated herein by reference from Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year
                        ended December 31, 1992)*

       10.32            Amendment, dated as of January 1, 1994, to the Retirement
                        Benefit Replacement Plan of Registrant, relating to
                        Exhibit 10.31 hereto (incorporated herein by reference from
                        Exhibit 10.12 to Registrant's Annual Report on Form 10-K for
                        the year ended December 31, 1993)*

       10.33            Amendment, effective April 1, 1994, to the Retirement
                        Benefit Replacement Plan of Registrant, relating to
                        Exhibits 10.31 and 10.32 hereto (incorporated herein by reference from Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*

       10.34            Amendment, effective December 31, 1996, to the Retirement
                        Benefit Replacement Plan of Registrant, relating to
                        Exhibits 10.31, 10.32 and 10.33 hereto (incorporated herein by reference from Exhibit 10.24 to Registrant's Annual
                        Report on Form 10-K for the year ended December 31, 1996)*

       10.35            Thrift Savings Plan of Registrant, as amended and restated
                        (incorporated herein by reference from Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the year ended
                        December 31, 1996)*

                                       INDEX TO EXHIBITS
       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
       10.36            Amendment, effective January 1, 1996, to the Thrift Savings
                        Plan of Registrant, relating to Exhibit 10.35 hereto
                        (incorporated herein by reference from Exhibit 10.26 to
                        Registrant's Annual Report on Form 10-K for the year ended
                        December 31, 1996)*

       10.37            Amendment, effective January 1, 1997, to the Thrift Savings
                        Plan of Registrant, relating to Exhibits 10.35 and 10.36
                        hereto (incorporated herein by reference from Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the year
                        ended December 31, 1997)*

       10.38 Amendment 1999-1 to the Thrift Savings Plan of Registrant, relating to Exhibits 10.35, 10.36 and 10.37 hereto
                        (incorporated herein by reference from Exhibit 99.02 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999)*

       10.39            Executive Deferred Compensation Plan of Registrant, as
                        amended and restated effective January 1, 2000*.............

       10.40 Employee Stock Purchase Plan of Registrant (incorporated herein by reference from Exhibit 10.29 to Registrant's
                        Annual Report on Form 10-K for the year ended December 31,
                        1996)*

       10.41            Amendment, effective January 1, 1997, to the Employee Stock
                        Purchase Plan of Registrant, relating to Exhibit 10.40
                        hereto (incorporated herein by reference from Exhibit 10.34 to Registrant's Annual Report on Form 10-K for the year
                        ended December 31, 1997)*

       10.42            Second Amendment, dated as of December 31, 1998, to the
                        Employee Stock Purchase Plan of Registrant, relating to
                        Exhibits 10.40 and 10.41 hereto (incorporated herein by
                        reference from Exhibit 99.12 to Registrant's Current Report on Form 8-K, dated January 8, 1999)*

       10.43            Form of Change of Control Agreement between Registrant and each of Thomas E. Gallagher, Matthew J. Hart, Barron
                        Hilton, Dieter H. Huckestein and Thomas L. Keltner*.........

       10.44            Employment Agreement, dated as of March 9, 2000, between
                        Registrant and Stephen F. Bollenbach*.......................

       10.45 Distribution Agreement, dated as of December 31, 1998, between Registrant and Park Place (incorporated herein by reference from Exhibit 99.1 to Registrant's Current Report on Form 8-K, dated January 8, 1999)

       10.46 Debt Assumption Agreement, dated as of December 31, 1998, between Registrant and Park Place (incorporated herein by reference from Exhibit 99.2 to Registrant's Current Report on Form 8-K, dated January 8, 1999)

       10.47            Assignment and License Agreement, dated as of December 31,
                        1998, between Registrant, Conrad International Royalty
                        Corporation and Park Place (incorporated herein by reference from Exhibit 99.3 to Registrant's Current Report on Form
                        8-K, dated January 8, 1999)

       10.48            Hilton Hotels Corporation Corporate Services Agreement,
                        dated as of December 31, 1998, between Registrant and Park
                        Place (incorporated herein by reference from Exhibit 99.4 to
                        Registrant's Current Report on Form 8-K, dated January 8,
                        1999)

                                       INDEX TO EXHIBITS
       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
       10.49            Park Place Entertainment Corporation Corporate Services
                        Agreement, dated as of December 31, 1998, between Registrant and Park Place (incorporated herein by reference from
                        Exhibit 99.5 to Registrant's Current Report on Form 8-K,
                        dated January 8, 1999)

       10.50            Employee Benefits and Other Employment Matters Allocation
                        Agreement, dated as of December 31, 1998, between Registrant and Park Place (incorporated herein by reference from
                        Exhibit 99.6 to Registrant's Current Report on Form 8-K,
                        dated January 8, 1999)

       10.51            Tax Allocation and Indemnity Agreement, dated as of December
                        31, 1998, between Registrant and Park Place (incorporated
                        herein by reference from Exhibit 99.7 to Registrant's
                        Current Report on Form 8-K, dated January 8, 1999)

       10.52            Guarantee Agreement, dated as of February 6, 1996, among
                        Promus Hotel Corporation, Promus Hotels, Inc., Canadian
                        Imperial Bank of Commerce, as Agent for the lenders, FelCor
                        Suites Limited Partnership, FelCor/CSS Holdings, L.P. and
                        FelCor Suite Hotels, Inc. (incorporated herein by reference from Exhibit 10.3 to the Promus Hotel Corporation Quarterly
                        Report on Form 10-Q for quarter ended March 31, 1996)

       10.53            Guaranty Agreement, dated as of November 13, 1998, among
                        Doubletree Corporation, GMAC Commercial Mortgage Corporation
                        and Promus Hotel Corporation (incorporated herein by
                        reference from Exhibit 10.5 to the Promus Hotel Corporation
                        Annual Report on Form 10-K for the year ended December 31,
                        1998)

       10.54            Termination Agreement, dated as of January 26, 2000, among
                        Registrant, Doubletree Corporation, RFS Hotel Investors,
                        Inc. and related entities signatory thereto.................

       11               Computation of Earnings Per Share...........................

       12               Computation of Ratios of Earnings to Fixed Charges..........

       13               Incorporated portions of Registrant's Annual Report to
                        Stockholders for the fiscal year ended December 31, 1999....

       21               List of Registrant's Subsidiaries...........................

       23               Consent of Independent Public Accountants...................

       99               Undertakings................................................

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