Form 10-Q
period 2000-03-31
HILTON HOTELS CORP
filed 2000-05-12
CIK 47580

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2000 --- Common Stock, $2.50 par value --- 368,307,303 shares.

PART I  FINANCIAL INFORMATION

Company or group of companies for which report is filed:

                   HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1.     FINANCIAL STATEMENTS

                                                                                           THREE MONTHS ENDED
CONSOLIDATED STATEMENTS OF INCOME                                                               MARCH 31,
(in millions, except per share amounts)                                                     1999           2000
----------------------------------------------------------------------------------------------------------------
Revenue                          Owned hotels                                           $       401         554
                                 Leased hotels                                                    -          92
                                 Management and franchise fees                                   25          82
                                 Other fees and income                                           49          65
                                 -------------------------------------------------------------------------------
                                                                                                475         793

Expenses                         Owned hotels                                                   270         371
                                 Leased hotels                                                    -          86
                                 Depreciation and amortization                                   38          92
                                 Other operating expenses                                        39          55
                                 Corporate expense, net                                          12          16
                                 -------------------------------------------------------------------------------
                                                                                                359         620

                                 -------------------------------------------------------------------------------
Operating Income                                                                                116         173

                                 Interest and dividend income                                    13          19
                                 Interest expense                                               (52)       (112)
                                 Interest expense, net, from unconsolidated affiliates           (1)         (3)
                                 Net gain on asset dispositions                                   -          29
                                 -------------------------------------------------------------------------------
Income Before Income Taxes
  and Minority Interest                                                                          76         106
                                 Provision for income taxes                                     (31)        (45)
                                 Minority interest, net                                          (3)         (3)
                                 -------------------------------------------------------------------------------
Income Before Cumulative
  Effect of Accounting Change                                                                    42          58

                                 Cumulative effect of accounting change,
                                   net of tax benefit of $1                                      (2)          -
                                 -------------------------------------------------------------------------------

Net Income                                                                              $        40          58
================================================================================================================

Basic Earnings Per Share         Income before cumulative effect
                                   of accounting change                                 $       .16         .16
                                 Cumulative effect of accounting change                        (.01)          -
                                 -------------------------------------------------------------------------------

                                 Net Income Per Share                                   $       .15         .16
================================================================================================================

Diluted Earnings Per Share       Income before cumulative effect
                                   of accounting change                                 $       .16         .16
                                 Cumulative effect of accounting change                        (.01)          -
                                 -------------------------------------------------------------------------------

                                 Net Income Per Share                                   $       .15         .16
================================================================================================================

see notes to consolidated financial statements


HILTON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                                                         DECEMBER 31,      MARCH 31,
(in millions)                                                                               1999           2000
----------------------------------------------------------------------------------------------------------------
Assets                      Cash and equivalents                                    $        104            149
                            Accounts receivable, net                                         396            436
                            Inventories                                                       90            111
                            Deferred income taxes                                             15             15
                            Current portion of notes receivable                               78             77
                            Other current assets                                              80             69
                            ------------------------------------------------------------------------------------

                               Total current assets                                          763            857

                            Investments and notes receivable                                 676            612
                            Long-term receivable                                             625            625
                            Property and equipment, net                                    3,892          3,896
                            Management and franchise contracts, net                          647            635
                            Leases, net                                                      216            213
                            Brands, net                                                    1,048          1,041
                            Goodwill, net                                                  1,277          1,274
                            Other assets                                                     109             96
                            ------------------------------------------------------------------------------------

                               Total investments, property and other assets                8,490          8,392
                            ------------------------------------------------------------------------------------

                            Total Assets                                            $      9,253          9,249
================================================================================================================



Liabilities and             Accounts payable and accrued expenses                   $        615            555
Stockholders' Equity        Current maturities of long-term debt                               9              5
                            Income taxes payable                                               5             33
                            ------------------------------------------------------------------------------------

                               Total current liabilities                                     629            593

                            Long-term debt                                                 6,085          6,083
                            Deferred income taxes and other liabilities                    1,124          1,121
                            Stockholders' equity                                           1,415          1,452
                            ------------------------------------------------------------------------------------

                            Total Liabilities and Stockholders' Equity              $      9,253          9,249
================================================================================================================

see notes to consolidated financial statements


HILTON HOTELS CORPORATION AND SUBSIDIARIES                                               THREE MONTHS ENDED
CONSOLIDATED STATEMENTS OF CASH FLOW                                                          MARCH 31,
(in millions)                                                                             1999           2000
--------------------------------------------------------------------------------------------------------------
Operating Activities  Net income                                                      $        40          58
                      Adjustments to reconcile net income to net
                         cash provided by operating activities:
                         Cumulative effect of accounting change                                 2           -
                         Depreciation and amortization                                         38          92
                         Amortization of loan costs                                             1           2
                         Gain on asset dispositions                                             -         (29)
                         Change in working capital components:
                            Receivables, inventories and other current assets                  52         (50)
                            Accounts payable and accrued expenses                             (34)        (60)
                            Income taxes payable                                                4          28
                         Change in deferred income taxes                                        5          (4)
                         Change in other liabilities                                           (5)          9
                         Unconsolidated affiliates' distributions (less than)
                          in excess of earnings                                                (2)         33
                         Other                                                                 10           7
                      ----------------------------------------------------------------------------------------

                      Net cash provided by operating activities                               111          86
--------------------------------------------------------------------------------------------------------------


Investing Activities  Capital expenditures                                                    (36)        (66)
                      Additional investments                                                  (20)        (31)
                      Proceeds from asset dispositions                                          -          46
                      Payments on notes and other                                              17          23
                      Acquisitions, net of cash acquired                                      (73)          -
                      ----------------------------------------------------------------------------------------

                      Net cash used in investing activities                                  (112)        (28)
--------------------------------------------------------------------------------------------------------------


Financing Activities  Change in commercial paper borrowings and revolving loans                39          (4)
                      Reduction of long-term debt                                              (1)         (2)
                      Issuance of common stock                                                  1           -
                      Purchase of common stock                                                 (2)          -
                      Cash dividends                                                           (5)         (7)
                      ----------------------------------------------------------------------------------------

                      Net cash provided by (used in) financing activities                      32         (13)
--------------------------------------------------------------------------------------------------------------

Increase in Cash and Equivalents                                                               31          45
Cash and Equivalents at Beginning of Year                                                      47         104
--------------------------------------------------------------------------------------------------------------

Cash and Equivalents at End of Period                                                $         78         149
==============================================================================================================

see notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  GENERAL

The consolidated financial statements presented herein have been prepared by Hilton in accordance with the accounting policies described in its 1999 Annual Report to Stockholders and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The statements for the three months ended March 31, 1999 and 2000 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

The consolidated financial statements for prior periods reflect certain reclassifications to conform with classifications adopted in the current period. These reclassifications have no effect on net income.


NOTE 2:  EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding totaled 261 million and 368 million for the three months ended March 31, 1999 and 2000, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of the assumed exercise of stock options and convertible securities increased the weighted average number of common shares by 24 million and 23 million for the three months ended March 31, 1999 and 2000, respectively. In addition, the increase to net income resulting from interest on convertible securities assumed to have not been paid was $4 million for each of the three month periods ended March 31, 1999 and 2000.


NOTE 3:  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                      1999          2000
                                                                      ----          ----
                                                                         (in millions)
Cash paid during the period for the following:
Interest, net of amounts capitalized                                  $  25           88
Income taxes                                                             17            2

NOTE 4:  COMPREHENSIVE INCOME

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                      1999          2000
                                                                     -------       -------
                                                                         (in millions)
Net Income                                                           $   40            58
Change in unrealized gains and losses, net of tax                         1           (15)
Comprehensive Income                                                 -------       -------
                                                                     $   41            43
                                                                     =======       =======

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At March 31, 2000, the Company's hotel system contained 1,779 properties totaling approximately 303,000 rooms worldwide. The Company's brands include Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Hampton Inn, Homewood Suites by Hilton, Red Lion, Conrad, Hilton Grand Vacations and Harrison Conference Centers. The Company's system also includes certain properties that are not Company-branded.

DEVELOPMENT

OVERVIEW

Hilton intends to grow its brands primarily through franchising and the addition of management contracts. In addition, the Company will continue to review its hotel portfolio in light of the November 30, 1999 acquisition of Promus Hotel Corporation ("Promus") for potential repositioning or re-branding opportunities, and may seek to sell certain owned assets. The Company did not purchase any hotel properties in the first quarter and acquisition spending is not expected to be significant in the remainder of 2000.

During the first quarter of 2000, the Company added a net 27 hotels and over 3,000 rooms to its portfolio, including a net increase of 25 franchise properties. In early April, the 1,000th Hampton Inn was opened, marking the shortest period of time that any new hotel brand has reached that milestone. The Company's total development pipeline for 2000 and 2001 totals more than 400 hotels and 60,000 rooms either under construction or in design, with Hampton Inn, Hilton Garden Inn and Homewood Suites by Hilton accounting for most of the new development. In addition, the Company continued to develop its strong pipeline in the first quarter by receiving and/or approving applications for 75 new franchised hotels, representing over 9,000 rooms. Our ability to grow the number of franchised and managed hotels is affected by, among other things, national and regional economic conditions, capital markets, credit availability, relationships with franchisees and owners as well as competition from other hotel franchisors and managers.

STRATEGIC ALLIANCES AND JOINT VENTURES

In 1997, the Company entered into an agreement with Hilton Group plc, whose wholly owned subsidiary, Hilton International Co. ("HI"), owns the rights to the Hilton name outside the United States. The agreements provide for the reunification of the Hilton brand worldwide through a strategic alliance between the companies, including cooperation on sales and marketing, loyalty programs and other operational matters. Pursuant to these agreements, the Company and HI launched the Hilton HHonors Worldwide loyalty program ("HHonors"). On April 3, 2000, HHonors was expanded to include the Hampton
Inn, Doubletree, Embassy Suites and Homewood Suites by Hilton brands. HHonors is now featured in more than 2,000 hotels worldwide and has total membership of approximately 7.5 million. The Company expects the expansion of HHonors to have a positive impact on all the brands that participate in the program.

As of March 31, 2000, the Company leased 52 properties from RFS Hotel Investors, Inc. ("RFS"). In January 2000, the Company entered into an agreement which gives RFS the option to terminate these leases. As consideration for terminating the leases, RFS will pay the Company approximately $60 million. As part of the agreement, the Company has the option of requiring RFS to repurchase convertible preferred stock of RFS currently owned by Hilton for approximately $13 million. It is anticipated that the lease termination and repurchase of the convertible preferred stock will be accomplished simultaneously in the first quarter of 2001.

ACQUISITIONS AND CAPITAL SPENDING

On November 30, 1999, Hilton completed the acquisition of Promus. As a result of the Promus acquisition, the Company expanded its hotel count by over 1,450 properties representing more than 200,000 rooms. The Promus acquisition has created a more diversified and balanced income stream by increasing the percentage of revenue the Company derives from management and franchise fees which require little or no capital investment by the Company. The integration of Promus was substantially completed during the first quarter of 2000. The Company believes the Promus acquisition will yield significant synergies, economies of scale and revenue enhancements by providing greater opportunity for expansion with multiple brands and market segments; spreading overhead over a wider base of properties; and including the Promus brands in Hilton's HHonors program, its central reservation system and its sales and marketing organizations. Based on the success of the integration efforts in the first quarter, the Company believes it will exceed its synergy targets for the year.

Capital expenditures at owned properties during the first quarter of 2000 totaled $66 million, representing maintenance capital expenditures and several significant renovation and construction projects. These projects include the new 453-room Kalia Tower at the Hilton Hawaiian Village, which will feature a world class health club and wellness spa, exciting retail shops and an interactive Hawaiian cultural center. Construction on the project is scheduled to be completed in Spring 2001. Renovation and construction projects are also underway at the Hilton Seattle Airport and the Hilton Portland. The Seattle project includes renovating existing rooms and constructing a 222-room addition, while the Portland project involves construction of a 319-room tower addition. The
Company is also currently constructing four new Homewood Suites by Hilton properties. New investments during the first quarter of 2000 totaled $31 million, primarily loans related to financing of Hilton Grand Vacation timeshare unit sales.

Construction continued on a 275-unit vacation ownership resort at the Hilton Hawaiian Village in the first quarter. Interval sales commenced during the first quarter of 2000 with the project expected to open in the first quarter of 2001. Costs associated with timeshare intervals are reflected as inventory until sold.

In addition to an estimated $300 million in 2000 expenditures related to renovation and construction projects, the Company intends to spend approximately $300 million in 2000 on normal capital replacements, upgrades and technology. Expenditures required to complete capital spending programs in 2000 will be financed through available cash flows and general corporate borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $111 million and $86 million for the three months ended March 31, 1999 and 2000, respectively. The decrease was primarily attributable to a cash inflow in the prior period related to collection of a receivable from the Company's discontinued gaming operations. This decrease was partially offset by continued strength at many of the Company's owned full-service hotels and the benefit of cash flow from the hotel properties acquired in the Promus acquisition. Net cash used in investing activities was $112 million in 1999 compared to $28 million in 2000. The net decrease of $84 million was due primarily to proceeds received from the sale of securities in the 2000 period and the impact of hotel acquisition spending in the 1999 first quarter. Net cash provided by financing activities totaled $32 million in the 1999 quarter and net cash used in financing activities totaled $13 million in the 2000 quarter. The decrease in cash provided is attributable to the change in commercial paper borrowings and revolving loans in the first quarter of 2000 in comparison to the 1999 quarter.

Cash and equivalents totaled $149 million at March 31, 2000, an increase of $45 million from December 31, 1999. Hilton believes that its operating cash flow, available borrowings under its revolving credit facilities, and the Company's ability to obtain additional financing through various financial markets are sufficient to meet its liquidity needs.

FINANCING

The Company has two revolving credit facilities: a $1.75 billion revolving credit facility, which expires in 2001 and a $1.85 billion revolving credit facility, consisting of a $1.4 billion five-year revolver, which expires in 2004 and a $450 million 364-day revolver, which expires in 2000. As of March 31, 2000, approximately $1.7 billion of borrowings were outstanding under the $1.75 billion facility, $1.36 billion of borrowings were outstanding under the $1.4 billion five-year portion of the $1.85 billion facility and the $450 million 364-day portion of this facility was undrawn, leaving total revolving debt capacity of approximately $540 million available to the Company at such date.

In October 1997, the Company filed a shelf registration statement ("Shelf") with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. At March 31, 2000, available financing under the Shelf totaled $2.1 billion. The terms of any additional securities offered pursuant to the Shelf will be determined by market conditions at the time of issuance.

On December 31, 1998, the Company completed a spin-off that transferred the Company's gaming business to a new corporation named Park Place Entertainment Corporation ("Park Place"). The 1999 and 2000 debt balances include $625 million of long-term debt which, although allocated to Park Place under a debt assumption agreement, remains the legal obligation of Hilton. At the time of the spin-off, Park Place assumed and agreed to pay 100% of the amount of each payment required to be made by Hilton under the terms of the indentures governing Hilton's $300 million 7.375% Senior Notes due 2002 and its $325 million 7% Senior Notes due 2004. These notes remain in Hilton's long-term debt balance and a long-term receivable from Park Place in an equal amount is included in the Company's 1999 and 2000 consolidated balance sheets. In the event of an increase in the interest rate on these notes as a result of certain actions taken by Hilton or in certain other limited circumstances, Hilton will be required to reimburse Park Place for any such increase. Hilton is obligated to make any payment Park Place fails to make, and in such event Park Place shall pay to Hilton the amount of such payment together with interest, at the rate per annum borne by the applicable notes plus two percent, to the date of reimbursement.

STOCKHOLDERS' EQUITY

Dividends paid on common shares were $.02 per share in the first quarters of 1999 and 2000.

RESULTS OF OPERATIONS

The following discussion presents an analysis of the Company's results of operations for the three months ended March 31, 1999 and 2000. EBITDA (earnings before interest, taxes, depreciation, amortization, pre-opening expense and non-cash items) is presented supplementally in the tables below and in the discussion of operating results because management believes it allows for a more complete analysis of results of operations. Non-cash items, such as asset write-downs and impairment losses, are excluded from EBITDA as these items do not impact operating results on a recurring basis. EBITDA can be computed by adding depreciation, amortization, pre-opening expense, interest and dividend income from investments related to operating activities and non-cash items to operating income. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or net income), nor should it be considered as an indicator of the overall financial performance of the Company. The Company's calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.

The Company operates in one business segment, hospitality and leisure. The Company's results are significantly affected by growth in the number of available rooms through acquisition and development, occupancy and room rates achieved by hotels, the Company's ability to manage costs and the relative mix of owned, leased, managed and franchised hotels.

Almost all components of revenue are favorably impacted by system-wide increases in revenue per available room ("RevPAR"), even though the Company's revenue comes from various sources. On a pro forma comparable hotel basis(1), RevPAR for the three months ended March 31, 1999 and 2000 is as follows:


                                              1999              2000            % CHANGE
                                              ----              ----            --------
    Hilton                                   $ 90.81            95.03              4.6%
    Hilton Garden Inn                          54.67            62.06             13.5
    Doubletree                                 69.43            70.63              1.7
    Embassy Suites                             89.58            91.24              1.9
    Homewood Suites by Hilton                  67.61            70.88              4.8
    Hampton                                    44.69            45.02               .7
    Other                                      61.34            63.76              3.9

       (1) Statistics are for comparable hotels, and include only those hotels in the system as of March 31, 2000 and owned, leased, managed or franchised by Hilton or Promus since January 1, 1999. Statistics for 1999 include the properties acquired in the Promus acquisition on a pro forma basis.

COMPARISON OF FISCAL QUARTERS ENDED MARCH 31, 1999 AND 2000

OVERVIEW

A summary of the Company's consolidated results for the three months ended March 31, 1999 and 2000 is as follows:


     (in millions, except per share amounts)                       1999          2000         % CHANGE
                                                                  -----          ----         --------
    Revenue                                                       $ 475           793             67%
    Operating income                                                116           173             49
    Income before cumulative effect of accounting change             42            58             38
    Basic EPS before cumulative effect of accounting change         .16           .16              -
    Diluted EPS before cumulative effect of accounting change       .16           .16              -

    OTHER OPERATING DATA

    Reconciliation of Net Income to EBITDA:
    Net Income                                                    $  40            58             45%
       Cumulative effect of accounting change                         2             -
       Minority interest, net                                         3             3
       Provision for income taxes                                    31            45
       Net gain on asset dispositions                                 -           (29)
       Interest expense, net, from unconsolidated affiliates          1             3
       Interest expense                                              52           112
       Interest and dividend income                                 (13)          (19)
                                                                -------       -------
    Operating Income                                                116           173             49%
       Operating interest and dividend income                         -             8
       Depreciation and amortization(1)                              40            98
       Pre-opening expense                                            -             1
                                                                -------       -------
    Total EBITDA                                                  $ 156           280             79%
                                                                =======       =======

       (1)  Includes proportionate share of unconsolidated affiliates

Total revenue for the first quarter of 2000 was $793 million, an increase of 67 percent over 1999. EBITDA from operations was $296 million for the first quarter of 2000, a 76 percent increase compared to a year ago, while total EBITDA was $280 million for the first quarter of 2000, a 79 percent increase over the first quarter of the prior year. Total operating income increased 49 percent to $173 million. Consolidated results in 2000 include the impact of the Promus acquisition, which was completed on November 30, 1999. Results were also positively impacted by strong results at most major market Hilton brand owned hotels and the benefit of 1999 hotel acquisition and development activity.

The Company's domestic owned hotels contributed $183 million of EBITDA in the 2000 first quarter, compared to $132 million in the prior year. Acquisition and development activity provided $39 million of incremental domestic owned EBITDA in the quarter, of which $31 million related to the Promus acquisition. The incremental EBITDA from the Promus acquisition included $17 million from Doubletree owned properties and $5 million each from Embassy Suites and Homewood Suites by Hilton owned properties. Results also benefited from strong performances and RevPAR gains at many of the Company's owned properties. Particularly strong results were seen in Hawaii, New York, and San Francisco. EBITDA growth was negatively impacted by soft market conditions in Chicago and Phoenix. RevPAR for comparable owned Hilton properties improved 5.3 percent in the 2000 first quarter, with occupancy flat at 73 percent and average daily rate ("ADR") up
5.7 percent to $169.23. EBITDA margins across the Company's owned hotel system were strong at 34 percent.

Adjusting for the Lagoon Tower, which is being converted to timeshare units, EBITDA at the Hilton Hawaiian Village increased $5 million or 27 percent compared to the 1999 first quarter. A 15 percent RevPAR improvement was driven by occupancy gains in the group segment and increased rates in the individual business traveler ("IBT") segment. The increased group volume also led to substantial improvement in food and beverage profit. EBITDA from the Hilton New York & Towers increased $4 million or 37 percent from the prior year. Results in 1999 were negatively impacted by the major renovation project which was substantially completed in the fourth quarter of 1999. RevPAR improved 11 percent on strong group and IBT volume and an overall rate increase of five percent. RevPAR at the Waldorf=Astoria also benefited from strong volume and rate increases in the group and IBT segments, increasing nine percent from the 1999 first quarter. EBITDA from the Waldorf=Astoria increased $3 million or 24 percent from the prior year. EBITDA at the Hilton San Francisco & Towers increased $4 million or 34 percent compared to the 1999 first quarter due to higher volume in the group segment as a result of a strong city-wide convention market. RevPAR at this property increased 18 percent. Combined EBITDA from the Hilton Chicago & Towers, the Hilton Chicago O'Hare Airport and the Palmer House Hilton decreased $4 million or 23 percent compared to the first quarter of the prior year. This year over year decrease was due to a strong city-wide convention market in the prior year, leading to record results in the 1999 period. Based on advance group bookings, the Company anticipates a strong remainder of 2000 for its Chicago hotels. Combined EBITDA from the Pointe Hilton Squaw Peak and Pointe Hilton Tapatio Cliffs decreased $1 million or four percent compared to the 1999 first quarter due to new supply in the Phoenix market, where barriers of entry are relatively low in comparison to our other major market cities.

In addition to the $31 million of incremental EBITDA from domestic owned properties mentioned above, the Promus acquisition provided incremental EBITDA of $11 million from unconsolidated affiliates which own interests in hotels pursuant to joint venture agreements and $6 million from properties operated by the Company under operating lease agreements. The Company did not operate properties under operating lease agreements prior to the Promus acquisition. The acquisition also added incremental

EBITDA of $17 million from management fees (primarily Doubletree and Embassy Suites) and $33 million from franchise fees (primarily Hampton and Embassy Suites).

Including the $50 million of incremental fee income as a result of the Promus acquisition, management and franchise fee revenue increased $57 million in the first quarter of 2000 to $82 million. Fee revenue is based primarily on operating revenue at managed properties and rooms revenue at franchised properties.

Depreciation and amortization, including the Company's proportionate share of depreciation and amortization from its unconsolidated affiliates, increased $58 million in the first quarter of 2000 to $98 million due primarily to the depreciation of fixed assets and the amortization of identifiable intangible assets and goodwill associated with the Promus acquisition.

Although the supply-demand balance in the Company's major markets generally remains favorable, future operating results could be adversely impacted by increased capacity and weak demand. These conditions could limit the Company's ability to pass through inflationary increases in operating costs in the form of higher room rates. Increases in transportation and fuel costs or sustained recessionary periods in the U.S. (affecting domestic travel) and internationally (affecting inbound travel from abroad) could also unfavorably impact future results. However, the Company believes that its financial strength and diverse market presence will enable it to remain extremely competitive.

CORPORATE ACTIVITY

In the 2000 first quarter, the Company realized a pre-tax gain on asset dispositions of $29 million from the sale of certain marketable securities. Corporate expense increased $4 million in the first quarter of 2000 to $16 million, primarily from incremental costs as a result of the Promus acquisition.

Interest and dividend income increased $6 million compared with the prior year, primarily due to an increase in notes receivable outstanding. The increase in notes receivable is a result of balances acquired in the Promus acquisition. Interest expense, net of amounts capitalized, increased $60 million reflecting higher debt levels due to the Promus acquisition and higher interest rates on the Company's floating rate debt.

The effective income tax rate for the first quarter of 2000 increased to 42.5% from 40.8% in the first quarter of 1999. The Company's effective income tax rate is determined by the level and composition of pretax income and the mix of income subject to varying foreign, state and local taxes.

OTHER MATTERS

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report, including without limitation, those set forth under the captions "Development," "Liquidity and Capital Resources," and "Results of Operations," and statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, and are subject to certain risks and uncertainties, including those identified above under "Results of Operations" and those in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 under the captions "Additional Information -- Business Risks," and "Competition," the effect of economic conditions, and customer demand, which could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained.

PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On or around September 7, 1999, two actions were filed in the Court of Chancery for the State of Delaware by alleged common stockholders of Promus on behalf of a purported class of similarly situated Promus stockholders. The actions were captioned STEVEN GOLDSTEIN V. PROMUS HOTEL CORPORATION, ET AL. (C.A. No. 17410NC) and JOSEPH CARCO V. PROMUS HOTEL CORPORATION, ET AL. (C.A. No. 17411NC). The complaints in the actions, which were substantially similar, named as defendants Promus, the members of the Promus board of directors and Hilton, and alleged that the Promus directors breached their fiduciary duties to Promus stockholders by agreeing to the acquisition and by allegedly failing to obtain the highest value for Promus stockholders, and that Hilton allegedly aided and abetted such alleged breaches of fiduciary duty. The complaints sought injunctive relief and monetary damages in an unspecified amount. On March 31, 2000, the plaintiffs in both of these actions voluntarily dismissed the suits without prejudice and without any payment by any defendant.

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

         The annual meeting of stockholders was held on May 11, 2000 at the Beverly Hilton in Beverly Hills, California. Approximately 92 percent of the eligible shares were voted.

         The following were elected to the Company's Board of Directors for a three year term expiring in 2003: Peter M. George, Barron Hilton, Robert L. Johnson and Sam D. Young, Jr., each of whom received approximately 99 percent of the votes cast.

         The amendment to the 1996 Stock Incentive Plan to increase the number of authorized shares of common stock available for grant thereunder by 25,000,000 shares was approved by 71 percent of the votes cast.

         The ratification of Arthur Andersen LLP to serve as auditors for the Company for fiscal 2000 was adopted by 99 percent of the votes cast.

         A stockholder proposal relating to the Company's stockholder rights plan received 26 percent of the votes cast and was rejected.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

27.      Financial data schedule for the three month period ended
         March 31, 2000.


(b)      REPORTS ON FORM 8-K

         The Company filed a Report on Form 8-K/A, dated February 14, 2000, under Item 7. Financial Statements and Exhibits, containing certain supplemental financial information relating to the Form 8-K filed by the Company on December 2, 1999, as amended on December 6, 1999.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                        HILTON HOTELS CORPORATION
                          (Registrant)



Date: May 12, 2000      /s/ MATTHEW J. HART
                        ------------------------------------------------
                        Matthew J. Hart
                        Executive Vice President and Chief Financial Officer



Date: May 12, 2000      /s/ THOMAS E. GALLAGHER
                        ------------------------------------------------
                        Thomas E. Gallagher
                        Executive Vice President, Chief Administrative Officer
                          and General Counsel