Form 10-Q
period 2000-06-30
HILTON HOTELS CORP
filed 2000-08-11
CIK 47580

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark one)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to
                              -----------------  -------------------


Commission file number 1-3427


                            HILTON HOTELS CORPORATION
             (Exact name of registrant as specified in its charter)


         DELAWARE                                           36-2058176
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

          9336 CIVIC CENTER DRIVE, BEVERLY HILLS, CALIFORNIA   90210
            (Address of principal executive offices)         (Zip code)

                                 (310) 278-4321
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---     ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2000 --- Common Stock, $2.50 par value --- 368,509,236 shares.

PART I  FINANCIAL INFORMATION

Company or group of companies for which report is filed:

                   HILTON HOTELS CORPORATION AND SUBSIDIARIES


ITEM 1.     FINANCIAL STATEMENTS
                                                                                          Three months ended      Six months ended
CONSOLIDATED STATEMENTS OF INCOME                                                              June 30,                June 30,
(in millions, except per share amounts)                                                    1999        2000        1999       2000
---------------------------------------------------------------------------------------------------------------  -------------------
Revenue                          Owned hotels                                          $      467      644          868     1,198
                                 Leased hotels                                                  -      105            -       197
                                 Management and franchise fees                                 26       93           51       175
                                 Other fees and income                                         46       74           95       139
                                 ---------------------------------------------------------------------------    -------------------
                                                                                              539      916        1,014     1,709

Expenses                         Owned hotels                                                 290      396          560       767
                                 Leased hotels                                                  -       94            -       180
                                 Depreciation and amortization                                 43       96           81       188
                                 Other operating expenses                                      39       62           78       117
                                 Corporate expense, net                                        13       18           25        34
                                 ---------------------------------------------------------------------------    -------------------
                                                                                              385      666          744     1,286

                                 ---------------------------------------------------------------------------    -------------------
Operating Income                                                                              154      250          270       423

                                 Interest and dividend income                                  13       22           26        41
                                 Interest expense                                             (54)    (113)        (106)     (225)
                                 Interest expense, net, from unconsolidated affiliates          -       (4)          (1)       (7)
                                 Net gain on asset dispositions                                 -        -            -        29
                                 ---------------------------------------------------------------------------    -------------------
Income Before Income Taxes
  and Minority Interest                                                                       113      155          189       261
                                 Provision for income taxes                                   (45)     (65)         (76)     (110)
                                 Minority interest, net                                        (2)      (2)          (5)       (5)
                                 ---------------------------------------------------------------------------    -------------------
Income Before Cumulative
  Effect of Accounting Change                                                                  66       88          108       146

                                 Cumulative effect of accounting change,
                                   net of tax benefit of $1                                     -        -           (2)        -
                                 ---------------------------------------------------------------------------    -------------------
Net Income                                                                             $       66       88          106       146
============================================================================================================    ===================
Basic Earnings Per Share         Income before cumulative effect
                                   of accounting change                                $      .26      .24          .42       .40
                                 Cumulative effect of accounting change                         -        -         (.01)        -
                                 ---------------------------------------------------------------------------    -------------------
                                 Net Income Per Share                                  $      .26      .24          .41       .40
============================================================================================================    ===================
Diluted Earnings Per Share       Income before cumulative effect
                                   of accounting change                                $      .25      .23          .41       .39
                                 Cumulative effect of accounting change                         -        -         (.01)         -
                                 ---------------------------------------------------------------------------    -------------------

                                 Net Income Per Share                                  $      .25      .23          .40       .39
============================================================================================================    ===================

see notes to consolidated financial statements



HILTON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                                                         December 31,        June 30,
(in millions)                                                                               1999            2000
----------------------------------------------------------------------------------------------------------------
Assets                      Cash and equivalents                                    $        104            108
                            Accounts receivable, net                                         396            434
                            Inventories                                                       90            115
                            Deferred income taxes                                             15             15
                            Current portion of notes receivable                               78             99
                            Other current assets                                              80             79
                            ------------------------------------------------------------------------------------

                               Total current assets                                          763            850

                            Investments and notes receivable                                 676            599
                            Long-term receivable                                             625            625
                            Property and equipment, net                                    3,892          3,926
                            Management and franchise contracts, net                          647            622
                            Leases, net                                                      216            211
                            Brands, net                                                    1,048          1,035
                            Goodwill, net                                                  1,277          1,269
                            Other assets                                                     109            107
                            ------------------------------------------------------------------------------------

                               Total investments, property and other assets                8,490          8,394
                            ------------------------------------------------------------------------------------

                            Total Assets                                           $       9,253          9,244
================================================================================================================



Liabilities and             Accounts payable and accrued expenses                  $         615            523
Stockholders' Equity        Current maturities of long-term debt                               9              5
                            Income taxes payable                                               5             44
                            ------------------------------------------------------------------------------------

                               Total current liabilities                                     629            572

                            Long-term debt                                                 6,085          6,026
                            Deferred income taxes and other liabilities                    1,124          1,110
                            Stockholders' equity                                           1,415          1,536
                            ------------------------------------------------------------------------------------

                            Total Liabilities and Stockholders' Equity             $       9,253          9,244
================================================================================================================

see notes to consolidated financial statements


HILTON HOTELS CORPORATION AND SUBSIDIARIES                                                Six months ended
CONSOLIDATED STATEMENTS OF CASH FLOW                                                          June 30,
(in millions)                                                                             1999         2000
--------------------------------------------------------------------------------------------------------------
Operating Activities  Net income                                                      $     106         146
                      Adjustments to reconcile net income to net cash provided
                         by operating activities:
                         Cumulative effect of accounting change                               2           -
                         Depreciation and amortization                                       81         188
                         Amortization of loan costs                                           1           4
                         Gain on asset dispositions                                           -         (29)
                         Change in working capital components:
                            Receivables, inventories and other current assets                14         (66)
                            Accounts payable and accrued expenses                           (63)        (94)
                            Income taxes payable                                              1          39
                         Change in deferred income taxes                                      3         (19)
                         Change in other liabilities                                         (5)          5
                         Unconsolidated affiliates' distributions (less than)
                         in excess of earnings                                               (5)         33
                         Other                                                                8          (9)
                      ----------------------------------------------------------------------------------------

                      Net cash provided by operating activities                             143         198
--------------------------------------------------------------------------------------------------------------

Investing Activities  Capital expenditures                                                  (63)       (178)
                      Additional investments                                                (49)        (61)
                      Proceeds from asset dispositions                                        -          71
                      Payments on notes and other                                            36          51
                      Acquisitions, net of cash acquired                                   (237)          -
                      ----------------------------------------------------------------------------------------

                      Net cash used in investing activities                                (313)       (117)
--------------------------------------------------------------------------------------------------------------


Financing Activities  Change in commercial paper borrowings and revolving loans             287         (59)
                      Reduction of long-term debt                                            (1)         (4)
                      Issuance of common stock                                                2           -
                      Purchase of common stock                                              (90)          -
                      Cash dividends                                                        (10)        (14)
                      ----------------------------------------------------------------------------------------

                      Net cash provided by (used in) financing activities                   188         (77)
--------------------------------------------------------------------------------------------------------------

Increase in Cash and Equivalents                                                             18           4
Cash and Equivalents at Beginning of Year                                                    47         104
--------------------------------------------------------------------------------------------------------------

Cash and Equivalents at End of Period                                                $       65         108
==============================================================================================================


see notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: GENERAL

The consolidated financial statements presented herein have been prepared by Hilton Hotels Corporation (Hilton or the Company) in accordance with the accounting policies described in its 1999 Annual Report to Stockholders and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The statements for the three and six months ended June 30, 1999 and 2000 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

The consolidated financial statements for prior periods reflect certain reclassifications to conform with classifications adopted in the current period. These reclassifications have no effect on net income.


NOTE 2:  EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding totaled 368 million for both the three and six months ended June 30, 2000, and 257 million and 259 million for the three months and six months ended June 30, 1999, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of the assumed exercise of stock options and convertible securities increased the weighted average number of common shares by 23 million for both the three and six months ended June 30, 2000 and 24 million for both the three and six months ended June 30, 1999. In addition, the increase to net income resulting from interest on convertible securities assumed to have not been paid was $3.7 million for each of the three month periods ended June 30, 1999 and 2000 and $7.3 million for each of the six month periods ended June 30, 1999 and 2000.

NOTE 3:  SUPPLEMENTAL CASH FLOW INFORMATION


                                                                       Six months ended
                                                                           June 30,
                                                                      1999          2000
                                                                      ----          ----
                                                                        (in millions)
Cash paid during the period for the following:
Interest, net of amounts capitalized                                 $   87          190
Income taxes                                                             52           67



NOTE 4:  COMPREHENSIVE INCOME


                                                       Three months ended         Six months ended
                                                            June 30,                  June 30,
                                                       1999         2000         1999          2000
                                                       ----         ----         ----          ----
                                                         (in millions)             (in millions)
Net income                                             $   66           88          106           146
Change in unrealized gains and losses, net of tax          13            2           14           (13)
                                                      --------     --------     --------      -------
Comprehensive income                                   $   79           90          120           133
                                                      ========     ========     ========      =======

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is primarily engaged in the ownership, management and franchising of hotels. At June 30, 2000, the Company's hotel system contained 1,827 properties totaling approximately 310,000 rooms worldwide. The Company's brands include Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Hampton Inn, Homewood Suites by Hilton, Red Lion, Conrad and Harrison Conference Centers. The Company's hotel system also includes certain properties that are not Company-branded. In addition, the Company develops and operates vacation ownership resorts through Hilton Grand Vacations Company and its related entities, which are wholly owned by the Company. The Company is also engaged in various other activities incidental or related to the operation of hotels.

DEVELOPMENT

OVERVIEW

Hilton intends to grow its brands primarily through franchising and the addition of management contracts. In addition, the Company will continue to review its hotel portfolio in light of the November 30, 1999 acquisition of Promus Hotel Corporation ("Promus") for potential repositioning or re-branding opportunities and may seek to sell certain owned assets. The Company did not purchase any hotel properties in the first six months of 2000 and acquisition spending is not expected to be significant in the remainder of the year.

During the first half of 2000, the Company added a total of 94 hotels and over 13,500 rooms to its portfolio, including an increase of 87 franchise properties. A total of 19 properties and approximately 4,000 rooms were removed from the Company's system, primarily former Promus brand franchise hotels which did not meet the Company's quality standards. The Company expects the number of removals from the system to decrease from the level experienced in the first half of 2000. The Company's development pipeline for 2000 and 2001 totals more than 400 hotels and 60,000 rooms either open, under construction or in design, with Hampton Inn, Hilton Garden Inn and Homewood Suites by Hilton accounting for most of the new development. The Company continued to develop its strong pipeline in the first half of 2000 by approving 115 new hotels, primarily franchises, representing approximately 15,000 rooms. Our ability to grow the number of franchised and managed hotels is affected by, among other things, national and regional economic conditions, capital markets, credit availability, relationships with franchisees and owners as well as competition from other hotel franchisors and managers.

Properties by brand at June 30, 2000 are as follows:


                                             HOTELS        ROOMS
                                             ------       -------
          Hilton                              227         84,522
          Hilton Garden Inn                    79         11,205
          Doubletree                          158         43,088
          Embassy Suites                      155         37,831
          Homewood Suites by Hilton            91          9,976
          Hampton                           1,026        106,603
          Other                                91         16,556
            Total                          -------     ---------
                                            1,827        309,781
                                           =======     =========

STRATEGIC ALLIANCES AND JOINT VENTURES

In 1997, the Company entered into agreements with Hilton Group plc, whose wholly owned subsidiary Hilton International Co. ("HI") owns the rights to the Hilton name outside the United States. The agreements provide for the reunification of the Hilton brand worldwide through a strategic alliance between the companies, including cooperation on sales and marketing, loyalty programs and other operational matters. Pursuant to these agreements, the Company and HI launched the Hilton HHonors Worldwide loyalty program ("HHonors"). On April 3, 2000, HHonors was expanded to include the Hampton Inn, Doubletree, Embassy Suites and Homewood Suites by Hilton brands. During the second quarter, HHonors related stays accounted for 15 percent of total stays at these four brands. HHonors is now featured in more than 2,000 hotels worldwide and has total membership of approximately 9 million travelers. The Company anticipates HHonors membership will increase to nearly 11 million by year end, with approximately 10 percent of the new members enrolling through the Hilton.com website. The Company expects the expansion of HHonors to continue to have a positive impact on all the brands that participate in the program.

As of June 30, 2000, the Company leased 51 properties from RFS Hotel Investors, Inc. ("RFS"). In January 2000, the Company entered into an agreement which gives RFS the option to terminate these leases. As consideration for terminating the leases, RFS will pay the Company approximately $60 million. As part of the agreement, the Company has the option of requiring RFS to repurchase convertible preferred stock of RFS currently owned by Hilton for approximately $13 million. If RFS elects not to terminate the leases, the Company will have the right to require RFS to redeem the convertible preferred stock for $13.75 million. RFS may elect to pay all or part of the purchase price for the preferred shares in the form of RFS common stock. It is anticipated that the lease termination and repurchase of the convertible preferred stock will be accomplished simultaneously in the first quarter of 2001.

ACQUISITIONS AND CAPITAL SPENDING

On November 30, 1999, Hilton completed the acquisition of Promus. As a result of the Promus acquisition, the Company expanded its hotel count by over 1,450 properties representing more than 200,000 rooms. The Promus acquisition has created a more diversified and balanced income stream by increasing the percentage of revenue the Company derives from management and franchise fees which require little or no ongoing capital investment by the Company. The integration of Promus was substantially completed during the first quarter of 2000. The Company believes the Promus acquisition has and will continue to yield significant synergies, economies of scale and revenue enhancements by providing greater opportunity for expansion with multiple brands and market segments; spreading overhead over a wider base of properties; and including the Promus brands in Hilton's HHonors program, its central reservation system and its sales and marketing initiatives. Based on the success of the integration efforts to date, the Company believes it will exceed its synergy targets for the year.

Capital expenditures at owned properties during the first half of 2000 totaled $178 million, representing maintenance capital expenditures and several significant renovation and construction projects. These projects include the 453-room Kalia Tower at the Hilton Hawaiian Village, which will feature a world class health club and wellness spa, exciting retail shops and an interactive Hawaiian cultural center. Construction on the project is scheduled to be completed in Spring 2001. Renovation and construction projects are also underway at the Hilton Seattle Airport and the Hilton Portland. The Seattle project includes renovating existing rooms and constructing a 222-room addition, while the Portland project involves construction of a 319-room tower addition. The Company is also currently constructing four new Homewood Suites by Hilton properties. New investments during the first half of 2000 totaled $61 million, consisting primarily of loans related to financing of Hilton Grand Vacation timeshare unit sales.

Construction continued on a 275-unit vacation ownership resort at the Hilton Hawaiian Village. Interval sales commenced during the first quarter of 2000 and are well ahead of forecast. The project is expected to open in Spring 2001. Construction costs associated with timeshare intervals are reflected as inventory until the intervals are sold.

During 2000, the company anticipates spending approximately $300 million on renovation and construction projects, as well as approximately $300 million on normal capital replacements, upgrades and technology. Expenditures required to complete capital spending programs in 2000 will be financed through available cash flows and general corporate borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $143 million and $198 million for the six months ended June 30, 1999 and 2000, respectively. The increase was primarily attributable to continued strength at many of the Company's owned full-service hotels and the benefit of cash flow from the hotel properties acquired in the Promus acquisition. Net cash used in investing activities was $313 million in 1999 compared to $117 million in 2000. The net decrease of $196 million was due primarily to proceeds received from the sale of securities in the first quarter of 2000 and the impact of hotel acquisition spending in the 1999 first half. Net cash provided by financing activities totaled $188 million in the 1999 first half and net cash used in financing activities totaled $77 million in the 2000 first half. The decrease in cash provided is primarily attributable to the change in commercial paper borrowings and revolving loans in the first half of 2000 in comparison to the 1999 first half.

Cash and equivalents totaled $108 million at June 30, 2000, an increase of $4 million from December 31, 1999. Hilton believes that its operating cash flow, available borrowings under its revolving credit facilities, and the Company's ability to obtain additional financing through various financial markets are sufficient to meet its liquidity needs.

FINANCING

The Company has two revolving credit facilities: a $1.75 billion revolving credit facility which expires in 2001 and a $1.85 billion revolving credit facility, consisting of a $1.4 billion five-year revolver which expires in 2004 and a $450 million 364-day revolver which expires in 2000. As of June 30, 2000, $1.67 billion of borrowings were outstanding under the $1.75 billion facility, $1.26 billion of borrowings were outstanding under the $1.4 billion revolver, $86 million of the $1.4 billion revolver supported the issuance of commercial paper and the $450 million 364-day revolver was undrawn. The total revolving debt capacity available to the Company as of June 30, 2000 is approximately $550 million. The Company anticipates extending the term and reducing the commitment under the $1.75 billion facility in the second half of 2000.

In October 1997, the Company filed a shelf registration statement ("Shelf") with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. At June 30, 2000, available financing under the Shelf totaled $2.1 billion. The terms of any additional securities offered pursuant to the Shelf will be determined by market conditions at the time of issuance.

On December 31, 1998, the Company completed a spin-off of the Company's gaming business to a new corporation named Park Place Entertainment Corporation ("Park Place"). The 1999 and 2000 debt balances include $625 million of long-term debt which, although allocated to Park Place under a debt assumption agreement, remains the legal obligation of Hilton. At the time of the spin-off, Park Place assumed and agreed to pay 100% of the amount of each payment required to be made by Hilton under the terms of the indentures governing Hilton's $300 million 7.375% Senior Notes due 2002 and its $325 million 7% Senior Notes due 2004. These notes remain in Hilton's long-term debt balance and a long-term receivable from Park Place in an equal amount is included in the Company's 1999 and 2000 consolidated balance sheets. In the event of an increase in the interest rate on these notes as a result of certain actions taken by Hilton or in certain other limited circumstances, Hilton will be required to reimburse Park Place for any such increase. Hilton is obligated to make any payment Park Place fails to make, and in such event Park Place would be obligated to pay to Hilton the amount of such payment together with interest, at the rate per annum borne by the applicable notes plus two percent, to the date of reimbursement.

As of June 30, 2000, approximately 67% of the Company's long-term debt (excluding the Park Place allocated debt) bears interest at floating rates. The Company is currently seeking to balance its exposure to changes in short-term interest rates by refinancing a portion of its floating rate debt in the form of a long-term secured borrowing. The Company expects to finalize a secured debt refinancing by October 31, 2000.

STOCKHOLDERS' EQUITY

Dividends paid on common shares were $.02 per share for the three month periods ended June 30, 1999 and 2000, and $.04 for the six month periods ended June 30, 1999 and 2000.

RESULTS OF OPERATIONS

The following discussion presents an analysis of the Company's results of operations for the three and six months ended June 30, 1999 and 2000. EBITDA (earnings before interest, taxes, depreciation, amortization, pre-opening expense and non-cash items) is presented supplementally in the tables below and in the discussion of operating results because management believes it allows for a more complete analysis of results of operations. Non-cash items, such as asset write-downs and impairment losses, are excluded from EBITDA as these items do not impact operating results on a recurring basis. EBITDA can be computed by adding depreciation, amortization, pre-opening expense, interest and dividend income from investments related to operating activities and non-cash items to operating income. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or net income), nor should it be considered as an indicator of the overall financial performance of the Company. The Company's calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.

The Company operates in one business segment, hospitality and leisure. The Company's results are significantly affected by growth in the number of available rooms through acquisition and development, occupancy and room rates achieved by hotels, the Company's ability to manage costs and the relative mix of owned, leased, managed and franchised hotels.

Although the supply-demand balance in the Company's major markets generally remains favorable, future operating results could be adversely impacted by increased capacity and weak demand. These conditions could limit the Company's ability to pass through inflationary increases in operating costs in the form of higher room rates. Increases in transportation and fuel costs or sustained recessionary periods in the U.S. (affecting domestic travel) and internationally (affecting inbound travel from abroad) could also unfavorably impact future results. However, the Company believes that its financial strength and diverse market presence will enable it to remain competitive.

COMPARISON OF FISCAL QUARTERS ENDED JUNE 30, 1999 AND 2000

OVERVIEW

A summary of the Company's consolidated results for the three months ended June 30, 1999 and 2000 is as follows:



    (in millions, except per share amounts)                       1999          2000         % CHANGE
                                                                  ----          ----         ---------
    Revenue                                                       $539            916             70%
    Operating income                                               154            250             62
    Net Income                                                      66             88             33
    Basic EPS                                                      .26            .24             (8)
    Diluted EPS                                                    .25            .23             (8)

    OTHER OPERATING DATA

    Reconciliation of Net Income to EBITDA:
    Net Income                                                    $ 66             88             33%
      Minority interest, net                                         2              2
      Provision for income taxes                                    45             65
      Interest expense, net, from unconsolidated affiliates          -              4
      Interest expense                                              54            113
      Interest and dividend income                                 (13)           (22)
                                                                -------       -------             62%
    Operating Income                                               154            250
      Operating interest and dividend income                         -              9
      Depreciation and amortization(1)                              44            101
      Pre-opening expense                                            -              1
    Total EBITDA                                                -------       -------             82%
                                                                  $198            361
                                                                =======       =======

(1)  Includes proportionate share of unconsolidated affiliates.


Total revenue for the second quarter of 2000 was $916 million, an increase of $377 million over 1999. Total EBITDA was $361 million, an increase of $163 million compared to a year ago. The Company's consolidated EBITDA margin increased 2.7 points to 39.4 percent in the second quarter of 2000 from 36.7 percent in the 1999 quarter. Total operating income increased $96 million to $250 million. The 2000 results benefited from the Promus acquisition, which was completed on November 30, 1999, and from other 1999 acquisition and development activity. Results were also positively impacted by significant increases in revenue per available room ("RevPAR") at most of the Company's major market owned hotels and increases in management and franchise fee revenue due to unit growth and system-wide RevPAR gains across all brands. Overall operating results also reflect the benefit of the April 2000 introduction of the HHonors loyalty program to the former Promus brands as well as the Company's cross-selling and other marketing initiatives.

The Company's domestic owned hotels contributed $248 million of EBITDA in the 2000 second quarter, compared to $176 million in the prior year. The 2000 second quarter benefited from the Promus acquisition, the 1999 acquisition of the Pointe

Hilton Squaw Peak Resort and the Hilton Minneapolis, and the September
1999 opening of the Hilton Boston Logan Airport. In total, acquisition and development activity provided $51 million of incremental domestic owned EBITDA in the 2000 second quarter.

Results in the quarter benefited from strong performances and RevPAR gains at many of the Company's Hilton brand owned properties. Particularly strong results were seen in Hawaii, which continued to rebound from a market-wide slump during the past two years, and in New York and Chicago, both of which generated increased RevPAR from strong group business. The Company also benefited from EBITDA gains in San Francisco, driven by strong increases in individual business traveler ("IBT") occupancy and rate. RevPAR for comparable owned Hilton properties improved 12.2 percent in the 2000 second quarter, with occupancy up
4.3 points to 82.6 percent and average daily rate ("ADR") up 6.3 percent to $176.91.

EBITDA from owned hotels acquired in the Promus acquisition totaled $39 million in the 2000 second quarter. Although not included in the Company's 1999 reported results, EBITDA from these hotels increased eight percent on a comparable basis over pro forma 1999 second quarter results. This increase was due primarily to strong results at owned Doubletree properties which benefited from expansion of the HHonors program and aggressive cross-selling efforts.

In addition to the incremental EBITDA from domestic owned properties, the Promus acquisition provided incremental EBITDA of $14 million from unconsolidated affiliates which own interests in hotels pursuant to joint venture agreements and $11 million from properties operated by the Company under operating lease agreements. The Company did not operate properties under operating lease agreements prior to the Promus acquisition.

In addition, the acquisition generated incremental EBITDA of $63 million from management and franchise fees. This incremental fee income includes the impact of unit growth and system-wide RevPAR gains across the former Promus brands. Including this $63 million of incremental fee income, management and franchise fee revenue increased $67 million in the second quarter of 2000 to $93 million. Fee revenue across all brands benefited from revenue increases resulting from the expansion of the HHonors program and the Company's cross-selling and other marketing initiatives. Fee revenue is based primarily on operating revenue at managed properties and rooms revenue at franchised properties.

Depreciation and amortization, including the Company's proportionate share of depreciation and amortization from its unconsolidated affiliates, increased $57 million in the second quarter of 2000 to $101 million due primarily to the depreciation of fixed assets and the amortization of identifiable intangible assets and goodwill associated with the Promus acquisition.

CORPORATE ACTIVITY

Corporate expense increased $5 million in the second quarter of 2000 to $18 million, primarily from incremental costs as a result of the Promus acquisition.

Interest and dividend income increased $9 million compared with the prior year, primarily due to an increase in notes receivable as the result of balances acquired in the Promus acquisition. Interest expense, net of amounts capitalized, increased $59 million reflecting higher debt levels due to the Promus acquisition and higher interest rates on the Company's floating rate debt.

The effective income tax rate for the second quarter of 2000 increased to 41.9% from 39.8% in the second quarter of 1999. The Company's effective income tax rate is determined by the level and composition of pretax income and the mix of income subject to varying foreign, state and local taxes.


HOTEL STATISTICS

RevPAR for U.S. owned-or-operated hotels and system-wide for the three months ended June 30, 1999 and 2000 is as follows:


                                                      U.S. OWNED-OR-OPERATED HOTELS(1)
                                                       Three months ended June 30,
                                                     1999         2000       % CHANGE
                                                     ----         ----       ---------


                 Hilton                             $119.21       133.64        12.1%
                 Doubletree                           78.12        83.94         7.5
                 Embassy Suites                       96.36       104.62         8.6
                 Other                                65.94        69.26         5.0
                 Total                                93.88       102.72         9.4


(1) Statistics for 1999 include the properties acquired in the Promus acquisition on a pro forma basis. Statistics are for comparable U.S. hotels, and include only hotels in the system as of June 30, 2000 and owned or managed by Hilton since January 1, 1999.



                                                                SYSTEM-WIDE(2)
                                                          Three months ended June 30,
                                                      1999         2000       % CHANGE
                                                      ----         ----       ---------
                 Hilton                             $ 94.73        104.33        10.1%
                 Hilton Garden Inn                    63.50         71.70        12.9
                 Doubletree                           74.20         80.17         8.0
                 Embassy Suites                       92.33         98.93         7.1
                 Homewood Suites by Hilton            72.40         75.97         4.9
                 Hampton                              52.39         54.45         3.9
                 Other                                72.66         78.64         8.2


(2) Statistics for 1999 include the properties acquired in the Promus acquisition on a pro forma basis. Statistics are for comparable hotels, and include only hotels in the system as of June 30, 2000 and owned, managed or franchised by Hilton since January 1, 1999.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND 2000

OVERVIEW

A summary of the Company's consolidated results for the six months ended June 30, 1999 and 2000 is as follows:


   (in millions, except per share amounts)                        1999            2000         % CHANGE
                                                                  ----           -----         ---------
    Revenue                                                     $ 1,014           1,709             69%
    Operating income                                                270             423             57
    Income before cumulative effect of accounting change            108             146             35
    Basic EPS before cumulative effect of accounting change         .42             .40             (5)
    Diluted EPS before cumulative effect of accounting change       .41             .39             (5)

    OTHER OPERATING DATA

    Reconciliation of Net Income to EBITDA:
    Net Income                                                   $  106             146             38%
      Cumulative effect of accounting change                          2               -
      Minority interest, net                                          5               5
      Provision for income taxes                                     76             110
      Net gain on asset dispositions                                  -             (29)
      Interest expense, net, from unconsolidated affiliates           1               7
      Interest expense                                              106             225
      Interest and dividend income                                  (26)            (41)
                                                               ---------        --------            57%
    Operating Income                                                270             423
      Operating interest and dividend income                          -              17
      Depreciation and amortization(1)                               84             199
      Pre-opening expense                                             -               2
    Total EBITDA                                               ---------        --------            81%
                                                                 $  354             641
                                                               =========        ========

     (1)  Includes proportionate share of unconsolidated affiliates.


Total revenue in the first half of 2000 was $1.7 billion, an increase of $695 million over 1999. Total EBITDA was $641 million, an increase of $287 million compared to a year ago. The Company's consolidated EBITDA margin increased 2.6 points to 37.5 percent in 2000 from 34.9 percent in the 1999 six month period. Total operating income increased $153 million to

$423 million. The 2000 results benefited from the Promus acquisition and from other 1999 acquisition and development activity. Results were also positively impacted by significant increases in RevPAR at many of the Company's major market hotels and increases in management and franchise fee revenue due to unit growth and system-wide RevPAR gains across all brands. Overall operating results also reflect the benefit of the Company's cross-selling and other marketing initiatives as well as the second quarter 2000 introduction of the HHonors program to the former Promus brands.

The Company's domestic owned hotels contributed $431 million of EBITDA in the first half of 2000, compared to $308 million in the prior year. The 2000 six month period benefited from the Promus acquisition, the 1999 acquisition of the Hilton Boston Back Bay, the Pointe Hilton Squaw Peak Resort and the Hilton Minneapolis, and the September 1999 opening of the Hilton Boston Logan Airport. In total, acquisition and development activity provided $90 million of incremental domestic owned EBITDA in the first half of 2000.

Six month results benefited from strong performances and RevPAR gains at many of the Company's Hilton brand owned properties. Year to date results were strong in Hawaii, which has rebounded from a market-wide slump. Six month results were also strong in New York, which benefited from strong group business, and San Francisco, which benefited from strong occupancy and rate increases in the IBT segment. RevPAR for comparable owned Hilton properties improved 8.9 percent in the 2000 first half, with occupancy up two points to 77.8 percent and ADR up 6.1 percent to $173.30.

EBITDA from owned hotels acquired in the Promus acquisition totaled $70 million in the first six months of 2000. Although not included in the Company's 1999 reported results, EBITDA from these hotels increased two percent on a comparable basis over pro forma 1999 six month results. This increase was driven by an eight percent comparable basis EBITDA increase in the 2000 second quarter as the former Promus brands, particularly Doubletree, began to show the benefits of the Company's cross-selling efforts, marketing initiatives and the second quarter expansion of the HHonors program.

In addition to the $70 million of incremental EBITDA from domestic owned properties, the Promus acquisition provided incremental EBITDA of $25 million from unconsolidated affiliates which own interests in hotels pursuant to joint venture agreements and $17 million from properties operated by the Company under operating lease agreements.

The acquisition also added incremental EBITDA of $113 million from management and franchise fees. This incremental fee income includes the impact of unit growth and system-wide RevPAR gains across the former Promus brands. Including this $113 million of incremental fee income, management and franchise fee revenue increased $124 million in the first half of 2000 to $175 million. Fee revenue across all brands benefited from revenue increases resulting from the expansion of the HHonors program and the Company's cross-selling and marketing initiatives, particularly in the second quarter of 2000.

Depreciation and amortization, including the Company's proportionate share of depreciation and amortization from its unconsolidated affiliates, increased $115 million in the first half of 2000 to $199 million due primarily to the depreciation of fixed assets and the amortization of identifiable intangible assets and goodwill associated with the Promus acquisition.

CORPORATE ACTIVITY

In the 2000 first half, the Company realized a pre-tax gain on asset dispositions of $29 million from the sale of certain marketable securities. Corporate expense increased $9 million in the first half of 2000 to $34 million, primarily from incremental costs as a result of the Promus acquisition.

Interest and dividend income increased $15 million compared with the prior year, primarily due to an increase in notes receivable as the result of balances acquired in the Promus acquisition. Interest expense, net of amounts capitalized, increased $119 million reflecting higher debt levels due to the Promus acquisition and higher interest rates on the Company's floating rate debt.

The effective income tax rate for the first half of 2000 increased to 42.1% from 40.2% in the first half of 1999.


HOTEL STATISTICS

RevPAR for U.S. owned-or-operated hotels and system-wide for the six months ended June 30, 1999 and 2000 is as follows:

                                                     U.S. OWNED-OR-OPERATED HOTELS(1)
                                                       Six months ended June 30,
                                                     1999         2000       % CHANGE
                                                     ----         ----       --------
                 Hilton                           $  117.97       128.18          8.7%
                 Doubletree                           75.89        79.19          4.3
                 Embassy Suites                       95.87       101.68          6.1
                 Other                                61.89        64.19          3.7
                 Total                                92.03        98.12          6.6

     (1) Statistics for 1999 include the properties acquired in the Promus acquisition on a pro forma basis. Statistics are for comparable U.S. hotels, and include only hotels in the system as of June 30, 2000 and owned or managed by Hilton since January 1, 1999.


                                                               SYSTEM-WIDE(2)
                                                         Six months ended June 30,
                                                      1999         2000       % CHANGE
                                                      ----         ----       --------
                 Hilton                           $   92.76        99.60          7.4%
                 Hilton Garden Inn                    59.09        66.88         13.2
                 Doubletree                           71.72        75.34          5.0
                 Embassy Suites                       90.88        95.10          4.6
                 Homewood Suites by Hilton            69.86        73.31          4.9
                 Hampton                              48.53        49.70          2.4
                 Other                                66.93        71.47          6.8

     (2) Statistics for 1999 include the properties acquired in the Promus acquisition on a pro forma basis. Statistics are for comparable hotels, and include only hotels in the system as of June 30, 2000 and owned, managed or franchised by Hilton since January 1, 1999.

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

(a)  EXHIBITS

27.  Financial data schedule for the six month period ended June 30, 2000.


(b)  REPORTS ON FORM 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HILTON HOTELS CORPORATION
                                           (Registrant)


Date: August 11, 2000                     /s/ MATTHEW J. HART
                                          ------------------------
                                          Matthew J. Hart
                                          Executive Vice President and
                                          Chief Financial Officer

Date: August 11, 2000                     /s/ THOMAS E. GALLAGHER
                                          ----------------------------
                                          Thomas E. Gallagher
                                          Executive Vice President,
                                          Chief Administrative Officer
                                          and General Counsel