Form 10-Q
period 2000-09-30
HILTON HOTELS CORP
filed 2000-11-13
CIK 47580

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................. to ..................


Commission file number 1-3427

                            HILTON HOTELS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                36-2058176
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

            9336 CIVIC CENTER DRIVE, BEVERLY HILLS, CALIFORNIA 90210
            --------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (310) 278-4321
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2000 --- Common Stock, $2.50 par value --- 368,635,374 shares.

PART I  FINANCIAL INFORMATION

Company or group of companies for which report is filed:

                   HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1.     FINANCIAL STATEMENTS


                                                                                        Three months ended  Nine months ended
CONSOLIDATED STATEMENTS OF INCOME                                                          September 30,      September 30,
(in millions, except per share amounts)                                                     1999   2000       1999      2000
--------------------------------------------------------------------------------------------------------    -----------------
Revenue                          Owned hotels                                              $  429    599      1,297     1,797
                                 Leased hotels                                                 --    108         --       305
                                 Management and franchise fees                                 25     89         76       264
                                 Other fees and income                                         44     71        139       210
                                 -----------------------------------------------------------------------    -----------------
                                                                                              498    867      1,512     2,576

Expenses                         Owned hotels                                                 291    391        851     1,158
                                 Leased hotels                                                 --     97         --       277
                                 Depreciation and amortization                                 42     98        123       286
                                 Other operating expenses                                      39     60        117       177
                                 Corporate expense, net                                        12     18         37        52
                                 -----------------------------------------------------------------------    -----------------
                                                                                              384    664      1,128     1,950
                                 -----------------------------------------------------------------------    -----------------
Operating Income                                                                              114    203        384       626

                                 Interest and dividend income                                  13     22         39        63
                                 Interest expense                                             (56)  (117)      (162)     (342)
                                 Interest expense, net, from unconsolidated affiliates         --     (5)        (1)      (12)
                                 Net gain on asset dispositions                                --      3         --        32
                                 -----------------------------------------------------------------------    -----------------
Income Before Income Taxes
  and Minority Interest                                                                        71    106        260       367

                                 Provision for income taxes                                   (29)   (44)      (105)     (154)
                                 Minority interest, net                                        --     --         (5)       (5)
                                 -----------------------------------------------------------------------    -----------------
Income Before Cumulative
  Effect of Accounting Change                                                                  42     62        150       208

                                 Cumulative effect of accounting change,
                                   net of tax benefit of $1                                    --     --         (2)       --
                                 -----------------------------------------------------------------------    -----------------
Net Income                                                                                 $   42     62        148       208
========================================================================================================    =================
Basic Earnings Per Share         Income before cumulative effect
                                   of accounting change                                    $  .16    .17        .58      .57
                                 Cumulative effect of accounting change                        --     --       (.01)      --
                                 -----------------------------------------------------------------------    -----------------
                                 Net Income Per Share                                      $  .16    .17        .57      .57
========================================================================================================    =================
Diluted Earnings Per Share       Income before cumulative effect
                                   of accounting change                                    $  .16    .17        .57      .56
                                 Cumulative effect of accounting change                        --     --       (.01)      --
                                 -----------------------------------------------------------------------    -----------------
                                 Net Income Per Share                                      $  .16    .17        .56      .56
========================================================================================================    =================


see notes to consolidated financial statements


HILTON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                                                         December 31,  September 30,
(in millions)                                                                               1999           2000
----------------------------------------------------------------------------------------------------------------
Assets                      Cash and equivalents                                    $        104             89
                            Accounts receivable, net                                         396            440
                            Inventories                                                       90            128
                            Deferred income taxes                                             15             15
                            Current portion of notes receivable                               78             30
                            Other current assets                                              80             68
                            ------------------------------------------------------------------------------------

                               Total current assets                                          763            770

                            Investments and notes receivable                                 676            582
                            Long-term receivable                                             625            625
                            Property and equipment, net                                    3,892          3,984
                            Management and franchise contracts, net                          647            609
                            Leases, net                                                      216            208
                            Brands, net                                                    1,048          1,028
                            Goodwill, net                                                  1,277          1,261
                            Other assets                                                     109            113
                            ------------------------------------------------------------------------------------

                               Total investments, property and other assets                8,490          8,410
                            ------------------------------------------------------------------------------------

                            Total Assets                                           $       9,253          9,180
================================================================================================================

Liabilities and             Accounts payable and accrued expenses                  $         615            602
Stockholders' Equity        Current maturities of long-term debt                               9             24
                            Income taxes payable                                               5             64
                            ------------------------------------------------------------------------------------

                               Total current liabilities                                     629            690

                            Long-term debt                                                 6,085          5,830
                            Deferred income taxes and other liabilities                    1,124          1,071
                            Stockholders' equity                                           1,415          1,589
                            ------------------------------------------------------------------------------------

                            Total Liabilities and Stockholders' Equity             $       9,253          9,180
================================================================================================================


see notes to consolidated financial statements


HILTON HOTELS CORPORATION AND SUBSIDIARIES                                                    Nine months ended
CONSOLIDATED STATEMENTS OF CASH FLOW                                                            September 30,
(in millions)                                                                                  1999         2000
------------------------------------------------------------------------------------------------------------------

Operating Activities  Net income                                                          $      148         208

                      Adjustments to reconcile net income to net cash provided
                         by operating activities:
                         Cumulative effect of accounting change                                    2           -
                         Depreciation and amortization                                           123         286
                         Amortization of loan costs                                                2           6
                         Gain on asset dispositions                                                -         (32)
                         Change in working capital components:
                            Receivables, inventories and other current assets                    (12)          5
                            Accounts payable and accrued expenses                                (31)        (92)
                            Income taxes payable                                                  (4)         59
                         Change in deferred income taxes                                         (12)        (32)
                         Change in other liabilities                                             (16)         (5)
                         Unconsolidated affiliates' distributions (less than) in
                           excess of earnings                                                     (8)         35
                         Other                                                                    31         (19)
                      --------------------------------------------------------------------------------------------

                      Net cash provided by operating activities                                  223         419
------------------------------------------------------------------------------------------------------------------

Investing Activities  Capital expenditures                                                      (138)       (317)
                      Additional investments                                                     (88)        (93)
                      Proceeds from asset dispositions                                             -          96
                      Payments on notes and other                                                 57         141
                      Acquisitions, net of cash acquired                                        (237)          -
                      --------------------------------------------------------------------------------------------

                      Net cash used in investing activities                                     (406)       (173)
------------------------------------------------------------------------------------------------------------------

Financing Activities  Change in commercial paper borrowings and revolving loans                  376        (798)
                      Long-term borrowings                                                         -         655
                      Reduction of long-term debt                                                (46)        (98)
                      Issuance of common stock                                                     4           2
                      Purchase of common stock                                                   (90)          -
                      Cash dividends                                                             (15)        (22)
                      --------------------------------------------------------------------------------------------

                      Net cash provided by (used in) financing activities                        229        (261)
------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Equivalents                                                       46         (15)
Cash and Equivalents at Beginning of Year                                                         47         104
------------------------------------------------------------------------------------------------------------------

Cash and Equivalents at End of Period                                                     $       93          89
==================================================================================================================


see notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  GENERAL

The consolidated financial statements presented herein have been prepared by Hilton Hotels Corporation ("Hilton" or the "Company") in accordance with the accounting policies described in its 1999 Annual Report to Stockholders and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The statements for the three and nine months ended September 30, 1999 and 2000 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

The consolidated financial statements for prior periods reflect certain reclassifications to conform with classifications adopted in the current period. These reclassifications have no effect on net income.


NOTE 2:  EARNINGS PER SHARE

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding totaled 368 million for both the three and nine months ended September 30, 2000, and 255 million and 258 million for the three and nine months ended September 30, 1999, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of the assumed exercise of stock options and convertible securities increased the weighted average number of common shares by 24 million and 23 million for the three and nine months ended September 30, 2000, respectively, and 23 million and 24 million for the three and nine months ended September 30, 1999, respectively. In addition, the increase to net income resulting from interest on convertible securities assumed to have not been paid was $3.7 million for each of the three month periods ended September 30, 1999 and 2000 and $11.0 million for each of the nine month periods ended September 30, 1999 and 2000.


NOTE 3:  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                       Nine months ended
                                                                         September 30,
                                                                      1999          2000
                                                                     ------        ------
                                                                         (in millions)
Cash paid during the period for the following:
Interest, net of amounts capitalized                                 $  112          284
Income taxes                                                            109          103


NOTE 4:  COMPREHENSIVE INCOME

                                                      Three months ended        Nine months ended
                                                         September 30,             September 30,
                                                       1999         2000         1999          2000
                                                     --------     --------     --------      -------
                                                         (in millions)             (in millions)
Net income                                           $   42           62          148           208
Change in unrealized gains and losses, net of tax         4           (4)          18           (17)
                                                     --------     --------     --------      -------
Comprehensive income                                 $   46           58          166           191
                                                     ========     ========     ========      =======


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is primarily engaged in the ownership, management and franchising of hotels. At September 30, 2000, the Company's hotel system contained 1,867 properties totaling approximately 315,000 rooms worldwide. The Company's brands include Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Hampton Inn, Homewood Suites by Hilton, Red Lion, Conrad and Harrison Conference Centers. The Company's hotel system also includes certain properties that are not Company-branded. In addition, the Company develops and operates vacation ownership resorts through Hilton Grand Vacations Company and its related entities, which are wholly owned by the Company. The Company is also engaged in various other activities incidental or related to the operation of hotels.

DEVELOPMENT

OVERVIEW

Hilton intends to grow its brands primarily through franchising and the addition of management contracts. In addition, the Company will continue to review its hotel portfolio for potential repositioning or re-branding opportunities and may seek to sell certain owned assets. The Company did not purchase any hotel properties in the first nine months of 2000 and acquisition spending is not expected to be significant for the remainder of the year.

During the first nine months of 2000, the Company added a total of 136 hotels and approximately 18,600 rooms to its portfolio, including an increase of 124 franchise properties. A total of 21 properties and approximately 4,300 rooms were removed from the Company's system during the same period. Most of these removals occurred in the first six months of 2000 and related to former Promus Hotel Corporation ("Promus") brand franchise hotels which did not meet the Company's quality standards; only two properties were removed in the third quarter of 2000. The Company anticipates opening more than 180 hotels in calendar 2000 and approximately 400 in the next two years, with Hampton Inn, Hilton Garden Inn and Homewood Suites by Hilton accounting for most of the new development. The Company continued to develop its strong pipeline in the first nine months of 2000 by approving 170 new hotels, primarily franchises, representing approximately 22,000 rooms. The Company remains on track to achieve its annual unit growth target of eight to ten percent for the next three to four years.

Our ability to grow the number of franchised and managed hotels is affected by, among other things, national and regional economic conditions, capital markets, credit availability, relationships with franchisees and owners as well as competition from other hotel franchisors and managers.

Properties by brand at September 30, 2000 are as follows:


                                                     HOTELS        ROOMS
                    Hilton                               229        85,471
                    Hilton Garden Inn                     84        11,826
                    Doubletree                           160        43,130
                    Embassy Suites                       155        37,831
                    Homewood Suites by Hilton             91        10,006
                    Hampton                            1,055       109,539
                    Other                                 93        16,826
                      Total                          -------     ---------
                                                       1,867       314,629
                                                     =======     =========


STRATEGIC ALLIANCES AND JOINT VENTURES

In 1997, the Company entered into agreements with Hilton Group plc, whose wholly owned subsidiary Hilton International Co. ("HI") owns the rights to the Hilton name outside the United States. The agreements provide for the reunification of the Hilton brand worldwide through a strategic alliance between the companies, including cooperation on sales and marketing, loyalty programs and other operational matters. Pursuant to these agreements, the Company and HI launched the Hilton HHonors Worldwide loyalty program ("HHonors"). On April 3, 2000, HHonors was expanded to include the Hampton Inn, Doubletree, Embassy Suites and Homewood Suites by Hilton brands. HHonors related stays accounted for over 20 percent of total stays at these four brands during the third quarter of 2000. HHonors is now featured in more than 2,000 hotels worldwide and has a total membership of approximately 10 million travelers. The Company anticipates HHonors membership will increase to nearly 11 million by year end. Since the expansion of HHonors, nearly 25 percent of the new enrollments were completed through the Hilton.com website. The Company expects the expansion of HHonors to continue to have a positive impact on the brands that participate in the program.

As of September 30, 2000, the Company leased 51 properties from RFS Hotel Investors, Inc. ("RFS"). In January 2000, the Company entered into an agreement which gives RFS the option to terminate these leases. As consideration for terminating the leases, RFS will pay the Company approximately $60 million. As part of the agreement, the Company has the option of requiring RFS to repurchase convertible preferred stock of RFS currently owned by Hilton for approximately $13 million. If RFS elects not to terminate the leases, the Company will have the right to require RFS to redeem the convertible preferred stock for $13.75 million. RFS may elect to pay all or part of the purchase price for the preferred shares in the form of RFS common stock. It is anticipated that the lease termination and repurchase of the convertible preferred stock will be accomplished simultaneously in the first quarter of 2001.

ACQUISITIONS AND CAPITAL SPENDING

On November 30, 1999, Hilton completed the acquisition of Promus. As a result of the Promus acquisition, the Company expanded its hotel count by over 1,450 properties representing more than 200,000 rooms. The Promus acquisition has created a more diversified and balanced income stream by increasing the percentage of revenue that the Company derives from management and franchise fees which require little or no ongoing capital investment by the Company. The integration of Promus was substantially completed during the first quarter of 2000. The Company believes the Promus acquisition has and will continue to yield significant synergies, economies of scale and revenue enhancements by providing greater opportunity for expansion with multiple brands and market segments; spreading overhead over a wider base of properties; and including the Promus brands in Hilton's HHonors program, its central reservation system and its sales and marketing initiatives. Based on the success of the integration efforts to date, the Company believes it will exceed its initial synergy targets for the year.

Capital expenditures at owned properties during the first nine months of 2000 totaled $317 million, representing maintenance capital expenditures and several significant renovation and construction projects. These projects include construction of the 453-room Kalia Tower at the Hilton Hawaiian Village, which will feature a world class health club and wellness spa, exciting retail shops and an interactive Hawaiian cultural center. The project is scheduled to be completed in Spring 2001. Renovation and construction projects are also underway at the Hilton Portland and the Hilton Seattle Airport. The Portland project involves construction of a 319-room tower addition, while the Seattle project includes renovation of existing rooms and construction of a 222-room addition. The renovation portion of the Seattle project was completed in October 2000 while the room addition is expected to be complete in the first quarter of 2001. The Company is also currently constructing three new Homewood Suites by Hilton properties. New investments during the first nine months of 2000 totaled $93 million, consisting primarily of loans related to financing of Hilton Grand Vacation timeshare unit sales.

Construction continued on a 275-unit vacation ownership resort at the Hilton Hawaiian Village. Interval sales commenced during the first quarter of 2000 and are well ahead of forecast. The project is expected to open early next year and the Company expects to begin recognizing the income from these sales in the first quarter of 2001. Construction costs associated with timeshare intervals are reflected as inventory until the intervals are sold.

In September 2000, the Company completed a transaction with Boykin Lodging Company ("Boykin") in which the two companies exchanged hotel properties that were of equal value, but which would have more strategic value in each other's portfolios. In the transaction, Hilton transferred ownership of the Doubletree San Antonio Airport and the Doubletree Guest Suites in Southfield, Michigan to Boykin in exchange for the Cleveland Marriott East in Beachwood, Ohio, which has been converted to the Hilton brand. The Company retained franchise agreements on the properties transferred to Boykin.

During 2000, the Company anticipates spending approximately $300 million on renovation and construction projects, as well as approximately $300 million on normal capital replacements, upgrades and technology. Expenditures required to complete capital spending programs in 2000 will be financed through available cash flows and general corporate borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $223 million and $419 million for the nine months ended September 30, 1999 and 2000, respectively. The increase was primarily attributable to continued strength at many of the Company's owned full-service hotels and the benefit of cash flow from the hotel properties acquired in the Promus acquisition. Net cash used in investing activities was $406 million in 1999 compared to $173 million in 2000. The net decrease of $233 million was due primarily to the impact of hotel acquisition spending in the first half of 1999. Increased capital expenditures and additional investments in the 2000 period were offset by proceeds received from the sale of securities and the current year collection of notes receivable related to Homewood Suites properties sold in 1999. Net cash provided by financing activities totaled $229 million in the 1999 first nine months and net cash used in financing activities totaled $261 million in the 2000 first nine months. The decrease in cash provided is primarily attributable to the change in commercial paper borrowings and revolving loans in the first nine months of 2000 in comparison to the 1999 period, partially offset by additional long-term fixed rate borrowings.

Cash and equivalents totaled $89 million at September 30, 2000, a decrease of $15 million from December 31, 1999. Hilton believes that its operating cash flow, available borrowings under its revolving credit facilities, and the Company's ability to obtain additional financing through various financial markets are sufficient to meet its liquidity needs.

FINANCING

In September 2000, the Company entered into a financing agreement pursuant to which it borrowed $500 million for ten years at a fixed rate of 7.95 percent. Five of the Company's hotels serve as collateral for the agreement, the proceeds of which were used to pay down the Company's floating rate revolving debt. In August 2000, the Company and its partners refinanced the debt on the 67.4 percent owned Hilton New Orleans. The new $155 million mortgage has a term of ten years at a fixed rate of 8.62 percent.

The Company has two revolving credit facilities. As of September 30, 2000, the Company's $1.75 billion revolving credit facility had been reduced to $1.17 billion through the repayment of outstanding balances. In October 2000, the term of the facility, with a commitment and outstanding balance of $1.145 billion, was extended from 2001 to 2003. The Company's $1.8 billion revolving credit facility consists of a $1.4 billion revolver which expires in 2004 and a $400 million 364-day revolver which expires in 2001. The 364-day facility, which remains undrawn, was extended to 2001 and reduced to $400 million from $450 million effective November 28, 2000. As of September 30, 2000, $780 million of borrowings were outstanding under the $1.4 billion revolver and $347 million of the $1.4 billion revolver supported the issuance of commercial paper. Adjusted for the aforementioned amendments, the total revolving debt capacity available to the Company is approximately $675 million.

In October 1997, the Company filed a shelf registration statement ("Shelf") with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. At September 30, 2000, available financing under the Shelf totaled $2.1 billion. The terms of any additional securities offered pursuant to the Shelf will be determined by market conditions at the time of issuance.

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

As of September 30, 2000, approximately 54% of the Company's long-term debt (excluding the Park Place allocated debt) bears interest at floating rates. The Company will continue to seek a balance in its exposure to changes in short-term interest rates by seeking to opportunistically refinance a portion of its floating rate debt, subject to appropriate market conditions.

STOCKHOLDERS' EQUITY

Dividends paid on common shares were $.02 per share for the three month periods ended September 30, 1999 and 2000, and $.06 for the nine month periods ended September 30, 1999 and 2000.

RESULTS OF OPERATIONS

The following discussion presents an analysis of the Company's results of operations for the three and nine months ended September 30, 1999 and 2000. EBITDA (earnings before interest, taxes, depreciation, amortization, pre-opening expense and non-cash items) is presented supplementally in the tables below and in the discussion of operating results because management believes it allows for a more complete analysis of results of operations. Non-cash items, such as asset write-downs and impairment losses, are excluded from EBITDA as these items do not impact operating results on a recurring basis. EBITDA can be computed by adding depreciation, amortization, pre-opening expense, interest and dividend income from investments related to operating activities and non-cash items to operating income. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or net income), nor should it be considered as an indicator of the overall financial performance of the Company. The Company's calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.

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

COMPARISON OF FISCAL QUARTERS ENDED SEPTEMBER 30, 1999 AND 2000

OVERVIEW

A summary of the Company's consolidated results for the three months ended September 30, 1999 and 2000 is as follows:


     (in millions, except per share amounts)                       1999          2000         % Change
                                                                   ----          ----         --------
    Revenue                                                       $ 498           867             74%
    Operating Income                                                114           203             78
    Net Income                                                       42            62             48
    Basic EPS                                                       .16           .17              6
    Diluted EPS                                                     .16           .17              6

    OTHER OPERATING DATA

    Reconciliation of Net Income to EBITDA:
    Net Income                                                    $  42            62             48%
       Minority interest, net                                         -             -
       Provision for income taxes                                    29            44
       Net gain on asset dispositions                                 -            (3)
       Interest expense, net, from unconsolidated affiliates          -             5
       Interest expense                                              56           117
       Interest and dividend income                                 (13)          (22)
                                                                -------       -------
    Operating Income                                                114           203             78%

       Operating interest and dividend income                         -             8
       Depreciation and amortization(1)                              45           104
       Pre-opening expense                                            2             2
                                                                -------       -------
    Total EBITDA                                                  $ 161           317             97%
                                                                =======       =======

----------------------
     (1)  Includes proportionate share of unconsolidated affiliates.

Total revenue for the third quarter of 2000 was $867 million, an increase of $369 million over 1999. Total EBITDA was $317 million, an increase of $156 million compared to a year ago. The Company's consolidated EBITDA margin increased 4.3 points to 36.6 percent in the third quarter of 2000 from 32.3 percent in the 1999 quarter. Total operating income increased $89 million to $203 million. The 2000 results benefited from the Promus acquisition, which was completed on November 30, 1999, and from other 1999 acquisition and development activity. Results were also positively impacted by significant increases in revenue per available room ("RevPAR") at most of the Company's major market owned hotels and increases in management and franchise fee revenue due to unit growth and system-wide RevPAR gains across all brands. A record summer travel season, continued high demand for hotel rooms in many major U. S. cities and limited new competitive supply in markets where Hilton has a major ownership presence, all contributed to the Company's strong RevPAR increases. Overall operating results also reflect the benefit of the April 2000 introduction of the HHonors loyalty program to the former Promus brands as well as the Company's cross-selling and other marketing initiatives.

The Company's domestic owned hotels contributed $208 million of EBITDA in the 2000 third quarter, compared to $138 million in the prior year. The 2000 third quarter benefited from the Promus acquisition, the 1999 acquisition of the Hilton Minneapolis, and the September 1999 opening of the Hilton Boston Logan Airport. In total, acquisition and development activity provided $48 million of incremental domestic owned EBITDA in the 2000 third quarter, of which $37 million related to the Promus acquisition.

Results in the quarter benefited from strong performances and RevPAR gains at many of the Company's Hilton brand owned properties. Particularly strong results were seen in Chicago, New York and San Francisco, which benefited from strong group business in the 2000 third quarter. The strength of the group business in these markets resulted in lower year over year group cancellation fees, which tempered the overall increase in EBITDA. The Company also benefited from a strong market in San Diego and continued improvement in Honolulu, with the Company's owned hotels in these markets each achieving RevPAR and EBITDA gains in excess of 15 percent for the quarter. RevPAR for comparable owned Hilton properties improved 12.0 percent in the 2000 third quarter, with occupancy up 3.2 points to 81.3 percent and average daily rate ("ADR") up 7.6 percent to $170.28.

In addition to the $37 million of incremental EBITDA from domestic owned properties, the Promus acquisition provided incremental EBITDA of $15 million from unconsolidated affiliates which own interests in hotels pursuant to joint venture agreements and $11 million from properties operated by the Company under operating lease agreements. The Company did not operate properties under operating lease agreements prior to the Promus acquisition.

In addition, the acquisition generated incremental EBITDA of $62 million from management and franchise fees. This incremental fee income includes the impact of unit growth and system-wide RevPAR gains across the former Promus brands. Including this $62 million of incremental fee income, management and franchise fee revenue increased $64 million in the third quarter of 2000 to $89 million. Fee growth was negatively impacted by a decrease of $3 million in fee income from properties included in the 1999 quarter which have left the system or were subsequently acquired by the Company. Fee revenue for all brands benefited from the expansion of the HHonors program and the Company's cross-selling and other marketing initiatives. Fee revenue is based primarily on operating revenue at managed properties and rooms revenue at franchised properties.

Total EBITDA growth was negatively impacted by lower operating results from the Company's managed casino operations in Windsor. Increased competition from Detroit led to a $2 million EBITDA decrease compared to the 1999 third quarter.

Depreciation and amortization, including the Company's proportionate share of depreciation and amortization from its unconsolidated affiliates, increased $59 million in the third quarter of 2000 to $104 million due primarily to the depreciation of fixed assets and the amortization of identifiable intangible assets and goodwill associated with the Promus acquisition.

CORPORATE ACTIVITY

The Company realized a pre-tax gain on asset dispositions of $3 million in the 2000 third quarter from the sale of marketable securities. Corporate expense increased $6 million in the third quarter of 2000 to $18 million, primarily from incremental costs as a result of the Promus acquisition.

Interest and dividend income increased $9 million compared with the prior year, primarily due to an increase in notes receivable as the result of balances acquired in the Promus acquisition. Interest expense, net of amounts capitalized, increased $61 million reflecting higher debt levels due to the Promus acquisition and higher interest rates on the Company's floating rate debt.

The effective income tax rate for the third quarter of 2000 increased to 41.5% from 40.8% in the third quarter of 1999, primarily due to the amortization of goodwill recorded as a result of the Promus acquisition, which is not deductible for tax purposes. The Company's effective income tax rate is determined by the level and composition of pretax income and the mix of income subject to varying foreign, state and local taxes.

HOTEL STATISTICS

RevPAR for U.S. owned-or-operated hotels and system-wide for the three months ended September 30, 1999 and 2000 is as follows:


                                        U.S. OWNED-OR-OPERATED HOTELS(1)
                                       ---------------------------------
                                       Three months ended September 30,
                                        1999         2000       % Change
                                        ----         ----       --------

          Hilton                       $114.11       129.38        13.4%
          Doubletree                     76.27        82.49         8.2
          Embassy Suites                 92.95       101.43         9.1
          Other                          66.81        69.76         4.4
          Total                          91.13       100.37        10.1


----------------------
     (1) Statistics for 1999 include the properties acquired in the Promus acquisition on a pro forma basis. Statistics are for comparable U.S. hotels, and include only hotels in the system as of September 30, 2000 and owned or managed by Hilton since January 1, 1999.


                                                  SYSTEM-WIDE(2)
                                          --------------------------------
                                          Three months ended September 30,
                                          1999         2000       % Change
                                          ----         ----       --------

          Hilton                         $ 90.69        100.93        11.3%
          Hilton Garden Inn                66.72         74.08        11.0
          Doubletree                       72.80         78.85         8.3
          Embassy Suites                   90.61         97.64         7.8
          Homewood Suites by Hilton        71.80         75.09         4.6
          Hampton                          53.87         56.01         4.0
          Other                            74.22         79.83         7.6


----------------------
     (2) Statistics for 1999 include the properties acquired in the Promus acquisition on a pro forma basis. Statistics are for comparable hotels, and include only hotels in the system as of September 30, 2000 and owned, managed or franchised by Hilton since January 1, 1999.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

OVERVIEW

A summary of the Company's consolidated results for the nine months ended September 30, 1999 and 2000 is as follows:


     (in millions, except per share amounts)                      1999             2000         % Change
                                                                  ----             ----         --------
    Revenue                                                     $ 1,512           2,576             70%
    Operating income                                                384             626             63
    Income before cumulative effect of accounting change            150             208             39
    Basic EPS before cumulative effect of accounting change         .58             .57             (2)
    Diluted EPS before cumulative effect of accounting change       .57             .56             (2)

    OTHER OPERATING DATA

    Reconciliation of Net Income to EBITDA:
    Net Income                                                   $  148             208             41%
       Cumulative effect of accounting change                         2               -
       Minority interest, net                                         5               5
       Provision for income taxes                                   105             154
       Net gain on asset dispositions                                 -             (32)
       Interest expense, net, from unconsolidated affiliates          1              12
       Interest expense                                             162             342
       Interest and dividend income                                 (39)            (63)
                                                               ---------        --------
    Operating Income                                                384             626             63%

       Operating interest and dividend income                         -              25
       Depreciation and amortization(1)                             129             303
       Pre-opening expense                                            2               4
                                                               ---------        --------
    Total EBITDA                                                 $  515             958             86%
                                                               =========        ========

----------------------------
     (1)  Includes proportionate share of unconsolidated affiliates.

Total revenue in the first nine months of 2000 was $2.6 billion, an increase of $1.1 billion over 1999. Total EBITDA was $958 million, an increase of $443 million compared to a year ago. The Company's consolidated EBITDA margin increased 3.1 points to 37.2 percent in 2000 from 34.1 percent in the 1999 nine month period. Total operating income increased $242 million to $626 million. The 2000 results benefited from the Promus acquisition and from other 1999 acquisition and development activity. Results were also positively impacted by significant increases in RevPAR at many of the Company's major market hotels and increases in management and franchise fee revenue due to unit growth and system-wide RevPAR gains across all brands. Overall operating results also reflect the benefit of the Company's cross-selling and other marketing initiatives as well as the second quarter 2000 introduction of the HHonors program to the former Promus brands.

The Company's domestic owned hotels contributed $639 million of EBITDA in the first nine months of 2000, compared to $446 million in the prior year. The 2000 nine month period benefited from the Promus acquisition, the 1999 acquisition of the Pointe Hilton Squaw Peak Resort and the Hilton Minneapolis, and the September 1999 opening of the Hilton Boston Logan Airport. In total, acquisition and development activity provided $138 million of incremental domestic owned EBITDA in the first nine months of 2000, of which $107 million related to the Promus acquisition.

Nine month results benefited from double-digit EBITDA and RevPAR gains at many of the Company's Hilton brand owned properties. Year over year results continued to be strong in New York and San Francisco. The Company's properties in both markets benefited from strong group business, while San Francisco also achieved strong occupancy and rate increases in the individual business traveler segment. Results in Honolulu continue to be outstanding, with a year over year EBITDA increase in excess of 30 percent. RevPAR for comparable owned Hilton properties improved 9.8 percent in the 2000 first nine months, with occupancy up 2.4 points to 78.9 percent and ADR up 6.6 percent to $171.51.

In addition to the $107 million of incremental EBITDA from domestic owned properties, the Promus acquisition provided incremental EBITDA of $40 million from unconsolidated affiliates which own interests in hotels pursuant to joint venture agreements and $28 million from properties operated by the Company under operating lease agreements.

The acquisition also added incremental EBITDA of $175 million from management and franchise fees. This incremental fee income includes the impact of unit growth and system-wide RevPAR gains across the former Promus brands. Including this $175 million of incremental fee income, management and franchise fee revenue increased $188 million in the first nine months of 2000 to $264 million. Fee revenue across all brands benefited from revenue increases resulting from the expansion of the HHonors program and the Company's cross-selling and marketing initiatives, particularly in the second and third quarters of 2000.

Depreciation and amortization, including the Company's proportionate share of depreciation and amortization from its unconsolidated affiliates, increased $174 million in the first nine months of 2000 to $303 million due primarily to the depreciation of fixed assets and the amortization of identifiable intangible assets and goodwill associated with the Promus acquisition.

CORPORATE ACTIVITY

In the 2000 first nine months, the Company realized a pre-tax gain on asset dispositions of $32 million from the sale of marketable securities. Corporate expense increased $15 million in the first nine months of 2000 to $52 million, primarily from incremental costs as a result of the Promus acquisition.

Interest and dividend income increased $24 million compared with the prior year, primarily due to an increase in notes receivable as the result of balances acquired in the Promus acquisition. Interest expense, net of amounts capitalized, increased $180 million reflecting higher debt levels due to the Promus acquisition and higher interest rates on the Company's floating rate debt.

The effective income tax rate for the first nine months of 2000 increased to 42.0% from 40.4% in the first nine months of 1999, primarily due to the amortization of goodwill recorded as a result of the Promus acquisition, which is not deductible for tax purposes.

HOTEL STATISTICS

RevPAR for U.S. owned-or-operated hotels and system-wide for the nine months ended September 30, 1999 and 2000 is as follows:


                                       U.S. OWNED-OR-OPERATED HOTELS(1)
                                       --------------------------------
                                       Nine months ended September 30,
                                       1999          2000       % Change
                                       ----          ----       --------

       Hilton                      $  116.11        128.04        10.3%
       Doubletree                      76.11         80.43         5.7
       Embassy Suites                  95.59        102.03         6.7
       Other                           63.61         66.15         4.0
       Total                           91.70         98.80         7.7


----------------------------
     (1) Statistics for 1999 include the properties acquired in the Promus acquisition on a pro forma basis. Statistics are for comparable U.S. hotels, and include only hotels in the system as of September 30, 2000 and owned or managed by Hilton since January 1, 1999.


                                                 SYSTEM-WIDE(2)
                                       ---------------------------------
                                       Nine months ended September 30,
                                       1999          2000       % Change
                                       ----          ----       --------

       Hilton                      $   91.80        99.92          8.8%
       Hilton Garden Inn               61.62        69.29         12.4
       Doubletree                      72.07        76.47          6.1
       Embassy Suites                  91.11        96.09          5.5
       Homewood Suites by Hilton       70.80        74.08          4.6
       Hampton                         50.30        51.82          3.0
       Other                           69.38        74.10          6.8


----------------------------
     (2) Statistics for 1999 include the properties acquired in the Promus acquisition on a pro forma basis. Statistics are for comparable hotels, and include only hotels in the system as of September 30, 2000 and owned, managed or franchised by Hilton since January 1, 1999.

OTHER MATTERS

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date for implementation of this new standard is January 1, 2001. Adoption of the statement is not expected to have a material impact on the Company's consolidated financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, which summarized the SEC's views and provides guidance on the topic of revenue recognition. The Company will adopt SAB 101 in the fourth quarter of 2000. Adoption of the SAB is not expected to have a material impact on the Company's results of operations.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As reported in the Company's 1999 Annual Report on Form 10-K, on or about October 11, 1999, an action was filed in the United States District Court for the Southern District of Florida entitled HOTELERAMA ASSOCIATES, LTD. V. HILTON HOTELS CORPORATION (Case No. 99-CV02717), alleging that the acquisition of Promus would cause Hilton to be in violation of territorial restrictions contained in a management agreement under which Hilton manages a hotel owned by the plaintiff in Miami, Florida. The complaint sought to enjoin Hilton from violating the restrictive covenant by its acquisition of Promus, as well as other remedies. On November 19, 1999, the Court denied the plaintiff's motion to enjoin Hilton from acquiring Promus, and the Promus acquisition was consummated on November 30, 1999. On March 16, 2000, the Company and plaintiff reached an agreement in principle to settle all outstanding issues between the parties, subject to documentation. On September 26, 2000, the Court granted the parties' joint motion to dismiss the action with prejudice.

Also as reported in the Company's 1999 Annual Report on Form 10-K, a purported class action against the Company was filed in the Court of Chancery for the State of Delaware on or about February 22, 2000, under the caption LEONARD LOVENTHAL ACCOUNT V. HILTON HOTELS CORPORATION (C.A. No. 17803NC). The plaintiff alleged that the Rights Agreement, dated as of November 29, 1999, between the Company and ChaseMellon Shareholder Services L.L.C., relating to the Company's preferred share purchase rights plan, is invalid and unenforceable and violates provisions of the Delaware General Corporation Law, the Uniform Commercial Code and the Company's Restated Certificate of Incorporation and By-Laws. In the complaint, the plaintiff sought an order declaring the Rights Agreement to be invalid and enjoining the Company from enforcing the Rights Agreement, and monetary damages in an unspecified amount. In an opinion dated October 10, 2000, the Court granted the Company's motion to dismiss this action in its entirety.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

27 Financial data schedule for the nine month period ended September 30, 2000.

99.01 Loan Agreement, dated as of September 27, 2000, among Phoenix SP Hilton LLC, S.F. Hilton, Inc., Chicago Hilton LLC, Short Hills Hilton LLC and McLean Hilton LLC, as borrowers, and Secore Financial Corporation, as lender.

99.02 First Amendment to Loan Agreement, dated as of October 30, 2000, among Phoenix SP Hilton LLC, S.F. Hilton, Inc., Chicago Hilton LLC, Short Hills Hilton LLC and McLean Hilton LLC, as borrowers, and Morgan Stanley Dean Witter Mortgage Capital Inc., as lender.

99.03 Amended and Restated Credit Agreement, dated as of October 6, 2000, among the Company, First Union National Bank and The Bank of Nova Scotia, as documentation agents, Bank of America, N.A., as syndication agent, The Bank of New York, as administrative agent, and the financial institutions signatory thereto.

99.04 Amendment No. 3 to Credit Agreement, dated as of September 15, 2000, among Hilton Hawaiian Village LLC, the Company, Bank of America, N.A., as syndication agent, First Union National Bank, as documentation agent, The Bank of New York, as administrative agent, and the financial institutions signatory thereto.

99.05 First Amendment to Five Year Credit Agreement, dated as of September 15, 2000, among the Company, Bank of America, N.A., as administrative agent, and the financial institutions signatory thereto.

99.06 First Amendment to Short Term Credit Agreement, dated as of September 15, 2000, among the Company, Bank of America, N.A., as administrative agent, and the financial institutions signatory thereto.

99.07 Fifth Amendment to Reimbursement Agreement, dated as of September 15, 2000, among the Company, Deutsche Bank AG and the financial institutions signatory thereto.

(b)    REPORTS ON FORM 8-K

       None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    HILTON HOTELS CORPORATION
                                      (Registrant)



Date: November 10, 2000             /s/ MATTHEW J. HART
                                    --------------------------------------------
                                    Matthew J. Hart
                                    Executive Vice President and
                                    Chief Financial Officer