Form 10-K
period 2000-12-31
HILTON HOTELS CORP
filed 2001-03-28
CIK 47580

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ....................................................................... to ......................................................................

Commission File Number 1-3427

HILTON HOTELS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2058176 (I.R.S. Employer Identification Number)
9336 Civic Center Drive Beverly Hills, California (Address of principal executive offices)	90210 (Zip Code)

Registrant's telephone number, including area code:  (310) 278-4321

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $2.50 per share	New York, Pacific

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Based upon the March 23, 2001 New York Stock Exchange closing price of $10.59 per share, the aggregate market value of Registrant's outstanding Common Stock held by non-affiliates of the Registrant was approximately $3.6 billion. On that date, there were 368,826,497 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of Registrant's annual report to stockholders for the fiscal year ended December 31, 2000 are incorporated by reference under Parts I and II. Certain portions of Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III.

i

ii

PART I

Item 1.  Business

GENERAL INFORMATION

Current Operations

    Hilton Hotels Corporation ("Hilton" or the "Company") is primarily engaged, together with its subsidiaries, in the ownership, management and development of hotels, resorts and vacation ownership properties and the franchising of lodging properties. As of December 31, 2000, the Company's hotel system included 1,895 properties, totaling approximately 318,000 rooms worldwide. Of such properties, the Company owned an interest in and operated 139 hotels, managed 191 hotels owned by others, leased 73 hotels and franchised 1,492 hotels owned and operated by third parties. All of these hotels are located in the United States, with the exception of 10 hotels in which the Company owns an interest and/or manages and 33 hotels franchised by the Company.

    The Company's hotel brands include Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Hampton, Homewood Suites by Hilton, Red Lion, Conrad and Harrison Conference Centers. The Company's hotel system also includes certain properties that are not Company branded. The Company develops and operates vacation ownership resorts through Hilton Grand Vacations Company and its related entities, which are wholly owned by the Company. The Company is also engaged in various other activities incidental or related to the operation of hotels.

    Hilton was organized in the State of Delaware on May 29, 1946. Our principal executive offices are located at 9336 Civic Center Drive, Beverly Hills, California 90210, and our telephone number is (310) 278-4321.

    For additional information, see the Company's Annual Report to Stockholders for the fiscal year ended December 31, 2000 (the "Stockholder Report"). Portions of the Stockholder Report are included as Exhibit 13 to this Form 10-K and, to the extent specific references are made to such portions of the Stockholder Report, those provisions are incorporated in this Form 10-K by reference.

Recent Developments

  Promus Acquisition

    On November 30, 1999, the Company consummated its acquisition of Promus Hotel Corporation ("Promus") through the merger of Promus into a wholly owned subsidiary of the Company (the "Promus Acquisition"). As a result of the Promus Acquisition, the Company added over 1,450 properties representing over 200,000 rooms to its hotel system, along with a complementary portfolio of hotel brand names including Doubletree, Embassy Suites, Hampton, Homewood Suites, Red Lion and Harrison Conference Centers. The Promus Acquisition has created a more diversified and balanced income stream by increasing the percentage of revenue that the Company derives from management and franchise fees, both of which require little or no ongoing capital investment by the Company. The integration of Promus was substantially completed during the first quarter of 2000. The Company believes that the Promus Acquisition has yielded and will continue to yield significant synergies, economies of scale and revenue enhancements by providing greater opportunity for expansion with multiple brands and market segments; spreading overhead over a wider base of properties; and including the Promus brands in the Hilton HHonors Worldwide frequent guest program, the Hilton Reservations Worldwide central reservation system and our sales and marketing initiatives.

  Properties

  •
  In January 2001, the Company completed the sale of 52 operating leases and four management contracts on hotels owned by RFS Hotel Investors, Inc. to RFS for approximately $60 million in cash. The Company also sold 973,684 shares of RFS preferred stock to RFS for $13 million in cash.

  •
  In January 2001, the Company entered into an agreement to affiliate 13 Camino Real hotels and resorts located in Mexico, and one Camino Real hotel in Texas, into our family of brands.

  •
  In January 2001, the Company opened a new 264-unit vacation ownership resort at the Hilton Hawaiian Village Beach Resort & Spa in Honolulu, Hawaii, developed through the conversion of an apartment tower to timeshare units.

  •
  In January 2001, the Company entered into two year agreements to manage 15 Hampton Inn hotels and one Homewood Suites by Hilton hotel owned by Equity Inns, Inc.

  •
  In January 2001, the Company sold the Red Lion Hotel in Houston, Texas for approximately $20 million.

  •
  In December 2000, the Company sold seven Homewood Suites by Hilton properties for approximately $95 million. The Company entered into long-term management and franchise agreements with the purchaser of these properties.

  •
  In September 2000, the Company acquired the Cleveland Marriott East in Beachwood, Ohio (which was renamed the Hilton Cleveland) in exchange for our ownership interests in the Doubletree San Antonio Airport and the Doubletree Guest Suites in Southfield, Michigan. The Company entered into long-term franchise agreements for these two Doubletree properties.

  Hotel Development

    During 2000, the Company added a total of 170 hotels, or approximately 23,500 rooms, to its portfolio, including an increase of 157 franchise properties and seven managed properties owned by third parties. A total of 27 properties, or approximately 6,000 rooms, were removed from the Company's hotel system during 2000. During 2000, the Company continued to enhance its development pipeline by approving an additional 223 new hotels, primarily franchises, representing approximately 32,000 rooms.

  Additional Information

    For a more detailed description of the Company's recent developments, see "Hotel Operations" and "Additional Information—Vacation Ownership." For a description of the Company's planned expansion activities, see "Hotel Operations—Expansion Program" and "Additional Information—Vacation Ownership." For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 25 through 38 in the Stockholder Report.

Separation of Gaming Business

    On December 31, 1998, the Company completed a spin-off that split its operations into two independent public corporations, one for conducting its hotel business and one for conducting its gaming business. The Company retained ownership of the hotel business. The Company transferred the gaming business to a new corporation named Park Place Entertainment Corporation, and distributed the stock of Park Place to the Company's stockholders on a one-for-one basis.

Industry Segments

    The Company operates in one business segment, hospitality and leisure, which includes the consolidated results of the Company's owned and leased hotels, management and franchise fees, equity income from unconsolidated affiliates and earnings from vacation ownership and conference center operations.

    As of December 31, 2000, the Company managed (and in some cases, partially owned) hotel properties in Belgium, Egypt, England, Hong Kong, Ireland, Puerto Rico, Singapore and Turkey. The Company also franchised hotel properties in Canada, Colombia, Costa Rica, Ecuador, Mexico, Peru,

Puerto Rico and Venezuela. To date, the amounts of revenues, operating profits and identifiable assets attributable to geographic areas outside the United States have not been material.

HOTEL OPERATIONS

Hotel Properties

  Owned Hotels

    As of December 31, 2000, the Company owned a majority or controlling interest in and operated 78 hotels, representing 35,234 rooms. The owned hotels include some of the Company's largest and most profitable hotels, including:

  •
  the 1,380-room Waldorf=Astoria;

  •
  the 2,086-room Hilton New York;

  •
  the 2,545-room Hilton Hawaiian Village Beach Resort & Spa;

  •
  the 1,895-room Hilton San Francisco;

  •
  the 1,543-room Hilton Chicago;

  •
  the 1,639-room Palmer House Hilton;

  •
  the 1,123-room Hilton Washington; and

  •
  the 1,600-room Hilton New Orleans Riverside.

    Included in the number of owned hotels are 12 hotels for which Hilton leases the land upon which the hotels are located. The expiration dates of the leases range up to 2044, with certain leases containing renewal options for 30 to 40 years. Under these leases, the Company owns the buildings and leasehold improvements and all furniture and equipment, is responsible for repairs, maintenance, operating expenses and lease rentals, and retains complete managerial discretion over operations. Generally, the Company pays a percentage rental based on the gross revenue of the facility. Upon the expiration of such leases, the buildings and other leasehold improvements presently owned by the Company revert to the landlords. For additional information, see "Leases" in the Notes to the Company's Consolidated Financial Statements on page 57 in the Stockholder Report.

  Leased Hotels

    As of December 31, 2000, the Company leased 73 hotels, representing 12,602 rooms. Under these leases, the Company leases the hotel from its owner, manages the hotel and is generally responsible for all aspects of the hotel's operations and recognizes all revenues and substantially all expenses associated with the hotel's operations. Although, in general, replacement of furniture, fixtures and equipment is the landlord's responsibility, the Company is obligated under certain leases to maintain and replace these items. Lease terms typically require the Company to pay a fixed monthly base rent regardless of the performance of the hotel and a variable rent based on a percentage of revenues.

    In January 2001, the Company completed the sale of operating leases relating to 52 hotels that the Company leased pursuant to substantially similar lease agreements with subsidiaries of RFS Hotel Investors, Inc. See "Alliances—RFS Hotel Investors" below and "Acquisitions and Divestitures—Assets Held For Sale" and "Leases" in the Notes to the Company's Consolidated Financial Statements on pages 47 and 57 in the Stockholder Report.

  Joint Ventures

    As of December 31, 2000, the Company had a minority or non-controlling ownership interest in and operated 61 hotels, representing 18,148 rooms. These hotels are owned by joint ventures of which the Company owns a minority or non-controlling interest. The Company has a right of first refusal to purchase additional equity interests in certain of these joint ventures. The Company manages each of the partially owned hotels for the entity owning the hotel. For additional information, see "Alliances" below.

  Managed Hotels

    As of December 31, 2000, the Company managed 191 hotels, representing 51,122 rooms, which are wholly owned by others. Under its standard management arrangement, the Company operates a hotel for the benefit of its owner, which either owns or leases the hotel and the associated personal property. The Company's management fee is generally based on a percentage of each hotel's gross revenue plus, in the majority of properties, an incentive fee based on operating performance. The expiration dates of the Company's management agreements range up to 2024 and generally contain renewal options ranging from five to 20 years, subject to certain termination rights.

    Under the management agreements, all operating and other expenses are paid by the owner, and the Company is generally reimbursed for its out-of-pocket expenses. In turn, the Company's managerial discretion is subject to approval by the owner in certain major areas, including the approval of capital expenditure budgets.

  Franchise Hotels

    As of December 31, 2000, the Company franchised 1,492 hotels, representing 200,717 rooms, which are owned and operated by third parties. In general, franchisees pay the Company an initial fee based on the number of rooms in a franchise hotel and a continuing fee based on a percentage of the hotel's room revenue. Although the Company does not directly participate in the management or operation of franchise hotels, we conduct periodic inspections to ensure that our standards are maintained and render advice with respect to hotel operations. The Company generally approves the plans for, and the location of, franchise hotels and assists in their design.

Hotel Brands

    The Company operates hotels through the following brands, which target a wide variety of markets and geographic areas.

  Hilton

    Hilton hotels are upscale, full-service hotels that typically include swimming pools, gift shops and retail facilities, meeting and banquet facilities, restaurants and lounges, room service, parking facilities and other services. The Hilton brand also includes Hilton Suites hotels which are upscale, extended stay all-suite hotels. As of December 31, 2000, there were 228 Hilton hotels, representing 85,243 rooms, located in 40 states, the District of Columbia, Canada and Mexico. As of December 31, 2000, there were six Hilton hotels under construction, of which five will be franchise hotels and one will be a managed hotel.

  Hilton Garden Inn

    Hilton Garden Inn hotels are upper mid-market, limited-service hotels that utilize a modular design constructed around a courtyard containing an indoor or outdoor swimming pool. As of December 31, 2000, there were 89 Hilton Garden Inn hotels, representing 12,575 rooms, located in 31 states, the District of Columbia, Canada and Mexico, of which 86 were franchise hotels. As of December 31, 2000, 40 Hilton Garden Inn hotels were under construction, all of which will be franchise hotels.

  Doubletree

    Doubletree hotels are full-service hotels in the mid-market to upscale hotel category. The Doubletree brand also includes the Doubletree Guest Suites all-suite hotels and the moderately priced Doubletree Club hotels. As of December 31, 2000, there were 159 Doubletree hotels, representing 42,548 rooms, located in 37 states, the District of Columbia and Latin America. As of December 31, 2000, four Doubletree hotels were either under construction or in the process of converting from third party brands, of which three will be managed hotels and one will be a franchise hotel.

  Embassy Suites

    Embassy Suites are upscale, all-suite hotels that feature two-room guest suites with a separate living room and dining/work area and a complimentary cooked-to-order breakfast. Most Embassy Suites hotels are built around a landscaped atrium. In 2000, the Embassy Suites brand earned the J.D. Power Award as "Best in Category" for the second straight year. As of December 31, 2000, there were 158 Embassy Suites, representing 38,510 rooms, located in 36 states, the District of Columbia, Canada, Puerto Rico and Latin America. As of December 31, 2000, nine Embassy Suites hotels were under construction, of which five will be franchise hotels and four will be managed hotels.

  Homewood Suites by Hilton

    Homewood Suites by Hilton are upscale, extended stay hotels that feature residential-style accommodations including business centers, swimming pools, convenience stores and limited meeting facilities. As of December 31, 2000, there were 94 Homewood Suites, representing 10,474 rooms, located in 30 states. As of December 31, 2000, 15 Homewood Suites were under construction, of which 12 will be franchise hotels, two will be Company owned and one will be a managed hotel.

  Hampton

    Hampton Inn hotels are moderately priced hotels with limited food and beverage facilities. The Hampton brand also includes Hampton Inn & Suites hotels which offer both traditional hotel room accommodations and apartment-style suites within one property. In 2000, the Hampton brand earned the J.D. Power Award as "Best in Category" for the second straight year. As of December 31, 2000, there were 1,073 Hampton hotels, representing 111,231 rooms, located in 49 states, Canada, Puerto Rico and Latin America, of which 1,042 were franchise hotels. As of December 31, 2000, 84 Hampton hotels were under construction, all of which will be franchise hotels.

  Other Brands

    In addition to the hotel brands described above, as of December 31, 2000, there were 94 hotels, representing 17,242 rooms, operated under other brand names. These hotels are operated under the Company's brand names described below or under third party brands pursuant to contractual arrangements.

  •
  Red Lion. Red Lion hotels are mid-market, full-service hotels located primarily in the Pacific Northwest. As of December 31, 2000, there were 34 Red Lion hotels in the Company's system, representing 5,681 rooms, located in 10 states. As of December 31, 2000, there were four hotels operated under third party brands scheduled to convert to the Red Lion brand, all of which will be franchise hotels.

  •
  Conrad. Conrad hotels are the Company's upscale, full-service hotels located outside the United States. As of December 31, 2000, the Company managed, and in some cases partially owned, nine Conrad hotels, representing 3,491 rooms, located in Belgium, Egypt, England, Hong Kong, Ireland, Singapore and Turkey. The Company has entered into agreements to manage two additional

    Conrad hotels. Future development of Conrad hotels is subject to agreements between the Company and Hilton Group plc. See "Alliances—Hilton Group" and "Territorial Restrictions" below.

  •
  Harrison Conference Centers. The Company owns and operates Harrison Conference Centers which are conference centers and hotels that target upscale corporate convention groups, executive education and training groups, sales meetings and other group meetings. As of December 31, 2000, the Company operated 14 Harrison Conference Centers, representing 2,053 rooms and over 200,000 square feet of meeting space, with one additional property scheduled to open in 2001.

Expansion Program

  Construction and Renovation

    The Company seeks to maintain its competitive advantage by consistently improving its hotel system through renovation programs and the construction of new properties or additions to existing hotels. Since January 1, 2000, the Company has completed, commenced or expects to commence construction projects or renovation programs at a number of properties, including the following:

  Hilton

  •
  Hilton New York—completed an extensive renovation including new restaurants, a state-of-the-art business/conference center, a world class fitness facility, a Towers Lounge overlooking Manhattan and 37 additional guest rooms.

  •
  Hilton Hawaiian Village Beach Resort & Spa—continued construction of the new 453-room Kalia Tower, featuring a world class health club and wellness spa, retail shops and an interactive Hawaiian cultural center, which is scheduled to be completed in May 2001.

  •
  Hilton Seattle Airport—completed construction of a 222-room addition to the property, including a new conference center and the renovation of existing rooms.

  •
  Hilton Portland—commenced construction of a 319-room tower addition to the property, which is scheduled to be completed in the second quarter of 2002.

  •
  Hilton New Orleans Riverside—commenced an extensive renovation of 1,150 guest rooms and suites, which is scheduled to be completed in fall 2002.

  •
  Hilton San Francisco—expect to commence the renovation of 568 guest rooms and suites and construction of a new world class health spa and executive lounge, which is scheduled to be completed in spring 2002.

  •
  Waldorf=Astoria—commenced the renovation of the Starlight Roof Ballroom and the addition of 13 executive meeting rooms, which is scheduled to be completed in fall 2001.

  Doubletree

  •
  Doubletree Hotel San Jose—completed the renovation of the lobby and meeting space and the construction of a new restaurant.

  •
  Doubletree Hotel Ontario Airport—commenced construction of a 145-room addition to the property, which is scheduled to be completed in fall 2001.

  Homewood Suites by Hilton

  •
  Homewood Suites by Hilton, St. Louis—completed construction of a new 145-suite hotel.

  •
  Homewood Suites by Hilton, Orlando—completed construction of a new 144-suite hotel.

  •
  Homewood Suites by Hilton, Albuquerque—completed construction of a new 151-suite hotel.

  •
  Homewood Suites by Hilton, Colorado Springs—expect to complete construction of a new 127-suite hotel in spring 2001.

  •
  Homewood Suites by Hilton, Washington, D.C.—expect to complete construction of a new 175-suite hotel in spring 2001, which will be included as part of the sale of seven Homewood Suites by Hilton hotels to a third party. See "General Information—Recent Developments—Properties."

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 25 through 38 in the Stockholder Report. For a description of construction projects relating to the Company's vacation ownership resorts, see "Additional Information—Vacation Ownership."

  Franchise and Managed Hotels

    During 2000, the Company added a total of 170 hotels, or approximately 23,500 rooms, to its portfolio, including an increase of 157 franchise properties and seven managed properties owned by third parties. A total of 27 properties, or approximately 6,000 rooms, were removed from the Company's hotel system during 2000. Most of these removals occurred in the first six months of 2000 and related to former Promus brand franchise hotels which did not meet the Company's quality standards; only eight properties were removed in the second half of 2000. During 2000, the Company continued to enhance its development pipeline by approving an additional 223 new hotels, primarily franchises, representing approximately 32,000 rooms.

    The Company intends to grow its brands primarily through franchising and the addition of management contracts. The Company anticipates that its hotel owners will open approximately 180 properties during 2001, with Hampton Inn, Hilton Garden Inn and Homewood Suites by Hilton accounting for most of the new development. See "General Information—Recent Developments—Properties." The success of the Company's ability to grow the number of franchise and managed hotels is affected by, among other things, national and regional economic conditions, capital markets, credit availability, relationships with franchisees and owners, and competition from other hotel franchisors and managers.

  International Hotels

  Camino Real Hotels

    In January 2001, the Company entered into an agreement to affiliate 13 Camino Real hotels and resorts located in Mexico, and one Camino Real hotel in Texas, into the Company's family of brands. Effective April 1, 2001, these Camino Real hotels will participate in the Hilton HHonors Worldwide guest loyalty program, the Hilton Reservations Worldwide reservation system and our sales and marketing programs. The Company anticipates that these properties will be rebranded either as Hilton hotels or another of our hotel brands.

  Conrad

    The Company has entered into a management agreement to operate a new Conrad hotel in Bangkok, Thailand, which is scheduled to open in spring 2002. The Company has also entered into a management agreement to operate, and will own a 10% equity interest in, a new Conrad hotel in Jakarta, Indonesia.

    Future development of international hotels by the Company under the "Hilton" and "Conrad" names will be subject to agreements entered into between the Company and Hilton Group plc, formerly known as Ladbroke Group PLC ("Hilton Group"). The Company and Hilton Group have formed a joint venture to develop the Conrad brand on a worldwide basis. See "Alliances—Hilton Group" and "Territorial Restrictions."

Alliances

  Hilton Group

    In 1997, the Company entered into agreements with Hilton Group, whose wholly owned subsidiary Hilton International Co. ("HI"), owns the rights to the Hilton name outside the United States. The agreements provide for the reunification of the Hilton brand worldwide through a strategic alliance between the companies, including cooperation on sales and marketing, loyalty programs and other operational matters. Pursuant to these agreements, the Company and HI have integrated their reservation systems under Hilton Reservations Worldwide, launched the Hilton HHonors Worldwide loyalty program, integrated worldwide sales offices, developed joint marketing initiatives and adopted a Hilton brand identity used by both companies. See "Additional Information—HHonors." Stephen F. Bollenbach, the Company's President and Chief Executive Officer, is a non-executive director of Hilton Group and David Michels, Chief Executive of Hilton Group, is a non-executive director of the Company.

    In November 2000, the Company and Hilton Group announced the formation of a joint venture company to expand the Conrad brand of luxury hotels on a worldwide basis. The joint venture company, which is owned 50% by each of the Company and HI, seeks to develop the Conrad brand primarily through management contracts, the construction of new hotels requiring modest investment by the joint venture partners and through the conversion of existing hotels to the Conrad brand. Separate from the joint venture with HI, the Company continues to manage and retain its ownership interest, if any, in the nine Conrad hotels operated by the Company prior to formation of the joint venture. See "Hotel Brands—Other Brands—Conrad."

  RFS Hotel Investors

    In January 2000, the Company entered into an agreement with RFS which gave RFS the option to terminate 52 operating leases and four management contracts on hotels owned by RFS for a termination payment to the Company of approximately $60 million. Under this agreement, the Company had the option to require RFS to repurchase 973,684 shares of convertible preferred stock of RFS owned by the Company for $13 million. In January 2001, RFS exercised its option to terminate all of these leases and management contracts, the Company exercised its option to require RFS to repurchase its preferred stock and RFS paid the Company an aggregate amount of approximately $73 million.

  FelCor

    As of December 31, 2000, FelCor Lodging Trust Inc. ("FelCor") owned or had an interest in 84 Company brand hotels and the Company owned approximately 1.5 million shares of FelCor common stock, representing approximately 3% of FelCor's outstanding shares. In addition, the Company has guaranteed repayment of a third party loan to FelCor of up to $25 million.

  Candlewood

    As of December 31, 2000, the Company owned approximately 2.6 million shares of Candlewood Hotel Company ("Candlewood") common stock, representing approximately 29% of Candlewood's outstanding shares. The Company also has a note receivable from Candlewood with a balance of $15 million at December 31, 2000.

    The Company has provided credit support for a loan facility utilized by Candlewood to provide construction and permanent financing to Candlewood and its franchisees. The Company's aggregate maximum exposure for such credit support is capped at $30 million. As of December 31, 2000, the Company had guaranteed $10 million in such financing.

Development Financing

    In order to assist prospective owners in obtaining financing for hotel projects, the Company has initiated programs to provide alternative capital sources to owners. Hilton Acceptance Corp. ("HilMAC"), a third party lending entity, provides first mortgage construction financing to franchisees for select Hilton Garden Inn, Homewood Suites by Hilton, Hampton and Embassy Suites hotels. The Company has guaranteed $33 million of loans outstanding under the HilMAC program. The Company also provides secondary financing to franchisees under a mezzanine financing program. As of December 31, 2000, loans outstanding under this program totaled approximately $51 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 25 through 38 in the Stockholder Report.

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

    Hilton has entered into agreements which restrict its right to operate hotels in various areas under the "Hilton" or "Conrad" names. Pursuant to an agreement entered into in 1964 at the time Hilton distributed to its stockholders all of the issued and outstanding capital stock of HI, Hilton was prohibited from operating facilities outside the United States identified as "Hilton" hotels and HI was prohibited from operating facilities within the United States identified as "Hilton" hotels. The Company conducts certain of its international hotel operations under the Conrad name. See "Hotel Brands—Other Brands—Conrad."

    The Company and Hilton Group, the parent company of HI, have entered into agreements to form a strategic alliance which reunites the Hilton name. Pursuant to these agreements, HI has granted a license to the Company to develop franchise properties under the Hilton and Hilton Garden Inn names in Canada, Mexico and the Island of St. John, U.S. Virgin Islands, for a period of 20 years. The Company and HI have formed a joint venture to develop the Conrad brand on a worldwide basis. Subject to the foregoing restrictions as to the use of the "Hilton" and "Conrad" names, Hilton and HI can compete in all, and do compete in certain, markets. See "Alliances—Hilton Group" above.

Potential Acquisitions

    The Company continuously evaluates acquisition opportunities and may, from time to time, negotiate to engage in a business combination transaction or other acquisition. However, there is no assurance that the Company will engage in any such transactions.

Property Transactions

    The Company continuously evaluates its property portfolio and intends to dispose of its interests in hotels or properties that, in its opinion, no longer yield an adequate return on investment or conform to the Company's long range plans. In December 2000, the Company sold seven Homewood Suites by Hilton properties to a third party, with the Company retaining long-term franchise and management agreements for these hotels. In January 2001, the Company sold the Red Lion Hotel in Houston, Texas. See "General Information—Recent Developments—Properties." In addition, the Company will continue to review its hotel portfolio for potential repositioning or re-branding opportunities.

Statistical Information

    The following table sets forth certain information for the Company's hotel properties with respect to the number of hotels and rooms as of December 31, 1999 and 2000:

	1999 Number of		2000 Number of		Change in Number of
Brand	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
Hilton
Owned	36	26,000	40	27,480	4	1,480
Leased	—	—	1	499	1	499
Joint Venture	2	1,453	3	1,897	1	444
Managed	15	10,844	14	10,207	(1)	(637)
Franchised	167	44,091	170	45,160	3	1,069

Total	220	82,388	228	85,243	8	2,855
Hilton Garden Inn
Owned	1	197	1	162	—	(35)
Joint Venture	2	280	2	280	—	—
Franchised	60	8,359	86	12,133	26	3,774

Total	63	8,836	89	12,575	26	3,739
Doubletree
Owned	14	4,757	10	3,290	(4)	(1.467)
Leased	9	3,050	8	2,555	(1)	(495)
Joint Venture	30	7,907	31	8,475	1	568
Managed	63	17,341	62	17,295	(1)	(46)
Franchised	48	11,359	48	10,933	—	(426)

Total	164	44,414	159	42,548	(5)	(1,866)
Embassy Suites
Owned	6	1,299	6	1,299	—	—
Joint Venture	19	5,098	22	6,063	3	965
Managed	60	15,049	57	14,375	(3)	(674)
Franchised	64	14,427	73	16,773	9	2,346

Total	149	35,873	158	38,510	9	2,637
Homewood Suites by Hilton
Owned	13	1,655	7	895	(6)	(760)
Leased	1	83	—	—	(1)	(83)
Managed	15	1,689	24	2,820	9	1,131
Franchised	57	6,028	63	6,759	6	731

Total	86	9,455	94	10,474	8	1,019
Hampton
Owned	1	133	1	133	—	—
Leased	18	2,250	18	2,250	—	—
Managed	10	1,337	12	1,603	2	266
Franchised	955	98,683	1,042	107,245	87	8,562

Total	984	102,403	1,073	111,231	89	8,828
Other(1)
Owned	14	2,326	13	1,975	(1)	(351)
Leased	46	7,298	46	7,298	—	—
Joint Venture	3	1,433	3	1,433	—	—
Managed	22	5,719	22	4,822	—	(897)
Franchised	1	134	10	1,714	9	1,580

Total	86	16,910	94	17,242	8	332
Total
Owned	85	36,367	78	35,234	(7)	(1,133)
Leased	74	12,681	73	12,602	(1)	(79)
Joint Venture	56	16,171	61	18,148	5	1,977
Managed	185	51,979	191	51,122	6	(857)
Franchised	1,352	183,081	1,492	200,717	140	17,636

TOTAL HOTELS	1,752	300,279	1,895	317,823	143	17,544

(1)
Includes properties operated under the Company's Red Lion, Conrad and Harrison Conference Center brands, and properties operated under third party brands pursuant to contractual arrangements.

    For purposes of the table above, "owned" hotels are properties in which the Company has a majority or controlling ownership interest and "joint venture" hotels are properties in which the Company has a minority or non-controlling ownership interest. For additional information, see "Hotel Properties" above.

    The following table sets forth certain information for the Company's hotel properties with respect to occupancy rates, average room rates and revenue per available room for the fiscal years ended December 31, 1999 and 2000:

	1999(1)	2000(1)	% Change
Hilton
Occupancy	70.3%	72.6%	2.3pts
Average rate	$129.30	$135.75	5.0%
RevPAR(2)	$90.84	$98.62	8.6%
Hilton Garden Inn
Occupancy	63.1%	68.7%	5.6pts
Average rate	$95.13	$98.08	3.1%
RevPAR(2)	$60.01	$67.39	12.3%
Doubletree
Occupancy	68.9%	70.3%	1.4pts
Average rate	$102.73	$106.81	4.0%
RevPAR(2)	$70.80	$75.12	6.1%
Embassy Suites
Occupancy	73.1%	74.3%	1.2pts
Average rate	$121.37	$126.18	4.0%
RevPAR(2)	$88.77	$93.75	5.6%
Homewood Suites by Hilton
Occupancy	72.5%	74.4%	1.9pts
Average rate	$94.88	$97.35	2.6%
RevPAR(2)	$68.75	$72.45	5.4%
Hampton
Occupancy	67.7%	68.1%	0.4pts
Average rate	$71.87	$74.04	3.0%
RevPAR(2)	$48.66	$50.42	3.6%
Other(3)
Occupancy	66.6%	67.9%	1.3pts
Average rate	$102.53	$107.45	4.8%
RevPAR(2)	$68.26	$72.96	6.9%
(1)
Statistics are for comparable hotels, and include only hotels in the Company's system as of December 31, 2000 and owned, managed or franchised by the Company or Promus since January 1, 1999. Statistics for 1999 are presented on a pro forma basis, as if the Promus Acquisition had been completed as of January 1, 1999.

(2)
RevPAR is equal to rooms revenue divided by the number of available rooms.

(3)
Includes properties operated under the Company's Red Lion, Conrad and Harrison Conference Center brands, and properties operated under third party brands pursuant to contractual arrangements.

    For additional information regarding the Company's hotel brands, see "Hotel Brands" above.

    The following table sets forth certain statistical information for the Company's hotel properties by geographic region as of and for the year ended December 31, 2000:

	Properties	Rooms	Occupancy	Room Rate	RevPAR
Owned, Leased and Managed Hotels:
Pacific/Mountain	138	42,890	73.9%	$125.94	$93.04
North Central	59	16,314	71.2	129.15	91.97
South Central	66	15,632	71.2	112.69	80.24
New England/Middle Atlantic	43	15,153	77.8	195.26	151.94
South Atlantic	88	23,626	72.4	123.66	89.52
International	9	3,491	69.1	137.39	94.91

Total	403	117,106	73.2%	$133.14	$97.46

Franchise Hotels	1,492	200,717	69.1%	$88.35	$61.02

    In the table above, statistics are for comparable hotels, and include only hotels in the Company's system as of December 31, 2000 which were owned, managed or franchised by the Company or Promus since January 1, 1999. For additional information regarding the Company's number of properties, number of available rooms and statistical information, see the Supplementary Financial Information and Five Year Summary on pages 60 and 61 in the Stockholder Report.

ADDITIONAL INFORMATION

Vacation Ownership

    Hilton Grand Vacations Company and its related entities ("HGVC"), which are wholly owned by the Company, currently manage 19 vacation ownership resorts in Florida, two in Nevada and one in Hawaii. In addition, HGVC operates the HGVClub, a points based reservation and exchange system. HGVC has recently opened or is currently developing the following projects:

  •
  In January 2001, HGVC opened a new 264-unit vacation ownership resort at the Hilton Hawaiian Village Beach Resort & Spa in Honolulu, Hawaii, developed through the conversion of an apartment tower to timeshare units.

  •
  HGVC has completed 324 units of a 468-unit vacation ownership resort located adjacent to Sea World in Orlando, Florida.

  •
  HGVC is developing a new 1,500-unit vacation ownership resort on Las Vegas Boulevard in Las Vegas, Nevada. HGVC expects to commence sales of the first phase of 297 units of this project in 2002, with completion of construction scheduled in 2003.

  •
  HGVC is developing a 384-unit vacation ownership resort adjacent to the Chelsea Mall site in Orlando, Florida. HGVC expects to commence sales of the first two phases of 96 units of this project in 2002, with completion of construction scheduled in 2003.

    The Company has affiliated 28 vacation ownership resorts with the HGVClub and franchises four vacation ownership resorts in the United States under the Embassy Vacation Resort name. HGVC is actively seeking new management, development and acquisition opportunities in other destination resort locations.

Casino Windsor

    The Company owns a 50% equity interest in Windsor Casino Limited, which operates the 400-room Casino Windsor in Windsor, Ontario, Canada for the Ontario provincial government under a management contract. This hotel casino features a 75,000 square foot casino and entertainment and meeting facilities. See "Additional Information—Regulation and Licensing—Ontario Gaming Laws."

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

Reservation System

    Hilton Reservations Worldwide, LLC ("HRW") operates a worldwide reservation system for hotels owned, operated or franchised by the Company, HI, their affiliates and others. The Company and HI each own a 50% interest in HRW. HRW uses an updated computerized reservation system called Hilstar, which is managed by REZsolutions Inc. The Company is integrating the reservation system used by Promus into the Hilstar system. The domestic HRW reservation agents utilize an automated system that allows them to automatically cross-sell among all of the Company's hotel brands which has benefited, and which the Company expects will continue to benefit, all of our hotel brands. See "Hotel Operations—Alliances—Hilton Group."

HHonors

    Pursuant to the alliance agreements between the Company and HI, the Company and HI launched the Hilton HHonors Worldwide guest loyalty program ("HHonors"). On April 3, 2000, HHonors was further expanded to include the Doubletree, Embassy Suites, Hampton and Homewood Suites by Hilton brands. HHonors related stays accounted for over 20 percent of total stays at these four brands since the program expansion. HHonors is now featured in more than 2,100 hotels worldwide and has a total membership of approximately 11 million travelers enrolled since the program was introduced, including nearly 3 million enrolled during 2000. Since the program expansion, over 25% of the enrollment activity has been completed through the Hilton.com website discussed below. The Company expects the expansion of HHonors to continue to have a positive impact on the brands that participate in the program.

E-Business

    The Company operates the award winning Hilton.com internet website and our various hotel brand websites which provide cost effective customer service, including online hotel reservations and HHonors enrollment. The Company also provides various business, technology and information services for its hotel guests, including high-speed internet access at certain of its hotels.

Trademarks

    The following trademarks used herein are owned by the Company and are registered as service marks in the United States and in certain foreign countries: Conrad™, Doubletree®, Doubletree Club Hotel®, Doubletree Guest Suites®, Embassy Suites Hotels®, Embassy Vacation Resort®, Hampton Inn®, Hampton Inn & Suites®, Hampton Vacation Resort®, Harrison Conference Centers®, HGVClub®, Hilton®, Hilton Garden Inn®, Hilton Grand Vacations Company®, Hilton Suites®, Homewood Suites® by Hilton, and Red Lion Hotels & Inns®. The Company considers all of these marks, and the associated name recognition, to be valuable to its business. See "Summary of Significant Accounting Policies—Brands" in the Notes to the Company's Consolidated Financial Statements on page 44 in the Stockholder Report.

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

    The Company believes that the Promus Acquisition has strengthened the performance of its hotel brands and maximized revenue per available room by:

  •
  including the Doubletree, Embassy Suites, Hampton and Homewood Suites by Hilton brands in the Hilton HHonors Worldwide guest loyalty program, and all of our hotel brands in the Hilton Reservations Worldwide central reservation system and our sales and marketing initiatives;

  •
  utilizing the Company's worldwide sales organization to market all of our hotel brands;

  •
  cross-selling all of our hotel brands and, where appropriate, converting hotels to another Company brand to maximize revenue; and

  •
  spreading brand support and system costs over a greater number of properties.

    The Company believes that its alliance with Hilton Group (which currently owns the rights to the Hilton name outside the U.S.) has improved the performance of the Company's operations as our properties have benefited from the worldwide integration of the Hilton brand, reservation systems, marketing programs and sales organizations. See "Hotel Operations—Alliances—Hilton Group."

Business Risks

    The Company's operating results are significantly affected by growth in the number of available rooms through acquisition and development, occupancy and room rates achieved by hotels, the Company's ability to manage costs and the relative mix of owned, leased, managed and franchised hotels. The Company's future operating results could be adversely impacted by industry overcapacity and weak demand, which could restrict the Company's ability to raise room rates to keep pace with the rate of inflation. The Company's ability to manage costs could be adversely impacted by significant increases in energy costs and other operating expenses, resulting in lower operating margins. The Company's business could also be adversely affected by increases in transportation and fuel costs or sustained recessionary periods in the U.S. (affecting domestic travel) and internationally (affecting inbound travel from abroad).

    General economic conditions, competition, work stoppages and other factors affecting particular properties impact the Company's occupancy percentages and average room rates. Occupancy percentages and average room rates at the Company's hotels could also be negatively impacted by a decrease in travel resulting from adverse economic conditions outside the U.S. and by excess industry capacity.

Competition

    The Company seeks to maintain the quality of its lodging business while expanding both domestically and internationally, primarily through franchising and the addition of management contracts. The Company intends to improve its core business by leveraging its strong brand names, maximizing operating efficiencies and expanding and enhancing properties. The Company may also acquire or develop properties as appropriate.

    The Company's position as a multi-branded owner, operator, manager and franchisor of hotels makes it one of the largest hotel companies in the United States. Competition in the industry is based primarily on the level of service, quality of accommodations, convenience of locations and room rates. Competition from other hotels, motels and inns, including facilities owned by local interests and facilities owned by national and international chains, is vigorous in all areas in which the Company operates or franchises its facilities. The Company's hotels also compete generally with facilities offering similar services and located in cities and other locations where the Company's hotels are not present. If hotel capacity is expanded by others in a city where a Company branded hotel is located, competition will increase.

Forward-Looking Statements

    Forward-looking statements in this report, including without limitation, those set forth under the captions "General Information—Recent Developments," "Hotel Operations—Hotel Brands," "—Expansion Program," "—Alliances," "—Territorial Restrictions," "—Potential Acquisitions" and "—Property Transactions," and "Additional Information—Vacation Ownership," "—Reservation System," "—HHonors," "—Trademarks," "—Marketing," "—Business Risks," "—Competition," "—Environmental Matters," "—Regulation and Licensing"—and "—Employees," "Properties" and "Legal Proceedings," and statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

    Words such as "believes," "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, and are subject to certain risks and uncertainties, including those set forth under the captions "Hotel Operations—Territorial Restrictions" and "Additional Information—Business Risks" and "—Competition," the effects of economic conditions, supply and demand changes for hotel rooms, competitive conditions in the lodging industry, relationships with clients and property owners, the impact of government regulations, and the availability of capital to finance growth, which could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained.

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

    The Company endeavors to maintain compliance with Environmental Laws but, from time to time, the Company's operations may have resulted or may result in noncompliance or liability for cleanup pursuant to Environmental Laws. In that regard, the Company has been notified of contamination resulting from past disposals of wastes at one site to which hazardous or non-hazardous wastes may have been sent from Company facilities in the past. Based on information reviewed by and available to the Company, including:

     (i) uncertainty whether a Company facility in fact shipped any wastes to such site;

    (ii) the number of potentially responsible parties at such site; and

    (iii) where available, the volume and type of waste sent to such site;

the Company believes that any liability arising from such disposals under Environmental Laws would not have a material adverse effect on its results of operations or financial condition.

Regulation and Licensing

    Ontario Gaming Laws.  Ontario, Canada has laws and regulations governing the conduct of casino gaming. Ontario law requires that the operator of a casino must be found suitable and be registered. A registration once issued remains in force until revoked. Ontario law defines the grounds for registration, as well as revocation or suspension of such registration. The Ontario authorities have conducted an investigation of, and have found suitable, the Company and the other shareholder of Windsor Casino Limited in connection with the Ontario registration of Windsor Casino Limited. See "Additional Information—Casino Windsor."

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

Employees

    At December 31, 2000, Hilton employed approximately 77,000 persons, of whom approximately 18,000 were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Hilton believes that the aggregate compensation benefits and working conditions afforded its employees compare favorably with those received by employees in the hotel industry generally. Hilton believes its employee relations are satisfactory.

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

    Hotels owned, leased, managed and franchised by Hilton are briefly described under "Item 1" and, in particular, under the caption "Hotel Operations." In addition, contemplated additions to or renovations of existing properties and new properties presently under construction that Hilton will operate are briefly described under the captions "Hotel Operations—Expansion Program" and "Additional Information—Vacation Ownership" under "Item 1."

Item 3. Legal Proceedings

  Bally Merger Litigation

    A purported class action against Bally Entertainment Corporation ("Bally"), its directors and Hilton was commenced in August 1996 under the caption Parnes v. Bally Entertainment Corporation, et al. (C.A. No. 15192) in the Court of Chancery for the State of Delaware. The plaintiff alleged breaches of fiduciary duty in connection with the merger of Bally with and into Hilton in December 1996 (the "Bally Merger"), including allegedly illegal payments to Arthur M. Goldberg that purportedly denied Bally shareholders other than Mr. Goldberg an opportunity to sell their shares to Hilton or any other bidder at the best possible price. In the complaint, the plaintiff sought, among other things:

    (i) an order enjoining the Bally Merger;

    (ii) an award of damages in an unspecified amount;

    (iii) an order requiring Mr. Goldberg to disgorge his profits; and

    (iv) an award of attorneys' fees and expenses.

    In orders dated May 13, 1997 and February 3, 1998, the Court dismissed this litigation. Plaintiff appealed this dismissal and, on January 25, 1999, the Delaware Supreme Court reversed the dismissal order and remanded the case to the Court of Chancery. After a trial, on February 20, 2001, the Court of Chancery ruled in favor of the defendants on all claims in this action and awarded no damages to plaintiff. On March 20, 2001, plaintiff appealed this judgment.

  Rights Agreement Litigation

    A purported class action against the Company was filed in the Court of Chancery for the State of Delaware on or about February 22, 2000, under the caption Leonard Loventhal Account v. Hilton Hotels Corporation (C.A. No. 17803NC). The plaintiff alleged that the Rights Agreement, dated as of November 29, 1999, between the Company and ChaseMellon Shareholders Services, L.L.C., relating to the

Company's preferred share purchase rights plan, is invalid and unenforceable and violates provisions of the Delaware General Corporation Law, the Uniform Commercial Code and the Company's Restated Certificate of Incorporation and By-Laws. In the complaint, the plaintiff sought an order declaring the Rights Agreement to be invalid and enjoining the Company from enforcing the Rights Agreement, and monetary damages in an unspecified amount. In an opinion dated October 10, 2000, the Court granted the Company's motion to dismiss this action in its entirety. On December 20, 2000, the plaintiff appealed this judgment.

    In management's opinion, disposition of pending litigation against the Company, including the litigation described above, is not expected to have a material adverse effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

    Not applicable.

Executive Officers of the Company

    The following table sets forth certain information with respect to the executive officers of the Company:

Name	Positions and Offices with the Company	Age
Stephen F. Bollenbach	President and Chief Executive Officer since February 1996	58
Matthew J. Hart	Executive Vice President and Chief Financial Officer since April 1996, and Treasurer from January 1999 until January 2000	48
Dieter H. Huckestein	Executive Vice President and President—Hotel Division until March 2001 and, thereafter, Executive Vice President and President—Hotel Operations Owned and Managed	57
Thomas L. Keltner	Executive Vice President and President—Franchise Hotel Group from December 1999 until March 2001 and, thereafter, Executive Vice President and President—Brand Performance and Franchise Development Group	54
Madeleine A. Kleiner	Executive Vice President and General Counsel since January 2001 and Corporate Secretary since March 2001	49

    Unless otherwise noted in the table, all positions and offices with the Company indicated have been continuously held since January 1996. The executive officers are responsible for all major policy making functions and all other corporate and divisional officers are responsible to, and are under the supervision of, the executive officers. None of the above named executive officers are related.

    Messrs. Bollenbach and Huckestein also serve as directors of the Company. Prior to joining Hilton, Mr. Hart served as Senior Vice President and Treasurer of The Walt Disney Company since October 1995, and as Executive Vice President and Chief Financial Officer of Host Marriott Corporation prior thereto. Prior to joining Hilton, Mr. Keltner served as President, Brand Performance and Development Group of Promus since February 1999, as Executive Vice President and Chief Development Officer of Promus from July 1997 until February 1999, and as Senior Vice President, Development of Promus prior thereto. Prior to joining Hilton, Ms. Kleiner served as Senior Executive Vice President, Chief Administrative Officer and General Counsel of H.F. Ahmanson & Company from May 1995 until October 1998, and was a partner with the law firm of Gibson, Dunn & Crutcher prior thereto.

    Additional information for directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement to be used in connection with its annual meeting of stockholders scheduled to be held on May 9, 2001 (the "Proxy Statement"), and this information is incorporated in this Form 10-K. See "Cover Page—Documents Incorporated by Reference."

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's Common Stock is listed on the New York and Pacific Stock Exchanges and is traded under the symbol "HLT." Since January 1, 1999, the Company has made quarterly dividend payments of $.02 per share. The sales prices for the Company's Common Stock since January 1, 1999 reflect the Common Stock trading on a stand-alone basis after the Park Place distribution on December 31, 1998. See "General Information—Separation of Gaming Business." As of December 31, 2000, the Company had approximately 21,100 stockholders of record. The high and low reported sales prices per share of the Company's Common Stock are set forth in the following table for the periods indicated:

	High	Low
1999
1st Quarter	$16.69	$13.81
2nd Quarter	17.13	13.38
3rd Quarter	15.00	9.75
4th Quarter	11.50	8.38
2000
1st Quarter	9.94	6.38
2nd Quarter	10.25	7.13
3rd Quarter	12.13	9.19
4th Quarter	11.56	8.38
2001
1st Quarter (through March 27, 2001)	12.63	10.13

Rights Agreement

    On November 29, 1999, the Company adopted a new preferred share purchase rights plan (the "Rights Plan") and declared a dividend distribution of one preferred share purchase right (a "Right") on each outstanding share of the Company's Common Stock. The new Rights Plan replaced the Company's prior rights plan which had been originally adopted in 1988 and readopted in 1998 prior to its expiration. The Company has entered into a Rights Agreement, dated as of November 29, 1999, which was amended as of February 15, 2001 to provide for the substitution of The Bank of New York as Rights Agent (as amended, the "Rights Agreement"). The Rights are transferred only with the Common Stock, unless and until they become exercisable. The Rights will expire on November 29, 2009, subject to the Company's right to extend, unless earlier redeemed or exchanged by the Company or terminated.

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

    The Rights Agreement, as amended, has been filed as Exhibits 4.21 and 4.22 to this Form 10-K, and the foregoing summary is qualified in its entirety by reference thereto. For a description of litigation which related to the Rights Agreement, see "Part I, Item 3. Legal Proceedings—Rights Agreement Litigation."

Item 6. Selected Financial Data

    The ratio of earnings to fixed charges for the five years ended December 31, 2000 is as follows: 2000 - 1.9 to 1; 1999 - 2.3 to 1; 1998 - 3.2 to 1; 1997 - 4.0 to 1; and 1996 - 4.2 to 1.

    The ratio of earnings to combined fixed charges and preferred stock dividends for the five years ended December 31, 2000 is as follows: 2000 - 1.9 to 1; 1999 - 2.3 to 1; 1998 - 2.9 to 1; 1997 - 3.3 to 1; and 1996 - 4.1 to 1.

    The computation of the aforesaid ratios is set forth in Exhibit 12 to this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    See pages 25 through 38 in the Stockholder Report, which information is incorporated in this Form 10-K by reference.

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

Item 11.  Executive Compensation

    The information required by this Item will be set forth under "Executive Compensation," "Compensation Committee Report on Executive Compensation—Chief Executive Officer Compensation," "Retirement Plans" and "Change of Control Agreements" in the Company's Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Index to Financial Statements

  1.
  Financial Statements:

       The index to consolidated financial statements and supplementary data is set forth under Item 8 on page 20 of this Form 10-K.

  2.
  Financial Statement Schedules:

      All schedules are inapplicable or the required information is included elsewhere herein.

(b) Reports on Form 8-K

    None.

(c) Exhibits

    Reference is made to the Index to Exhibits immediately preceding the exhibits to this Form 10-K.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 27, 2001.

HILTON HOTELS CORPORATION
(Registrant)
By:	/s/ MATTHEW J. HART Matthew J. Hart Executive Vice President and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 27, 2001.

/s/ STEPHEN F. BOLLENBACH Stephen F. Bollenbach President, Chief Executive Officer and Director	/s/ BENJAMIN V. LAMBERT Benjamin V. Lambert Director
/s/ A. STEVEN CROWN A. Steven Crown Director	/s/ DAVID MICHELS David Michels Director
/s/ PETER M. GEORGE Peter M. George Director	/s/ JOHN H. MYERS John H. Myers Director
/s/ MATTHEW J. HART Matthew J. Hart Executive Vice President and Chief Financial Officer	/s/ JOHN L. NOTTER John L. Notter Director
/s/ BARRON HILTON Barron Hilton Chairman of the Board	/s/ JUDY L. SHELTON Judy L. Shelton Director
/s/ DIETER H. HUCKESTEIN Dieter H. Huckestein Director	/s/ DONNA F. TUTTLE Donna F. Tuttle Director
/s/ ROBERT L. JOHNSON Robert L. Johnson Director	/s/ PETER V. UEBERROTH Peter V. Ueberroth Director
/s/ ROBERT M. LA FORGIA Robert M. La Forgia Senior Vice President and Controller (Chief Accounting Officer)	/s/ SAM D. YOUNG, JR. Sam D. Young, Jr. Director

INDEX TO EXHIBITS
Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of June 30, 1998, among Registrant, Park Place Entertainment Corporation ("Park Place"), Gaming Acquisition Corporation, GCI Lakes, Inc. and Grand Casinos, Inc. (incorporated herein by reference from Exhibit 2.1 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998)
2.2	Agreement and Plan of Merger, dated as of September 3, 1999, as amended, among Registrant, Promus Hotel Corporation and Chicago Hilton, Inc. (incorporated herein by reference from Appendix A to Registrant's Registration Statement on Form S-4 (File No. 333-89437))
3.1	Restated Certificate of Incorporation of Registrant, as amended (incorporated herein by reference from Exhibit 4.1 to Registrant's Registration Statement on Form S-3 (File No. 333-18523))
3.2	Amendment to Restated Certificate of Incorporation of Registrant, relating to Exhibit 3.1 hereto (incorporated herein by reference from Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997)
3.3	Amendment to Restated Certificate of Incorporation of Registrant, relating to Exhibits 3.1 and 3.2 hereto (incorporated herein by reference from Appendix F to Registrant's Registration Statement on Form S-4 (File No. 333-89437))
3.4	By-Laws of Registrant, as amended (incorporated herein by reference from Exhibit 4.2 to Registrant's Registration Statement on Form S-3 (File No. 333-18523))
3.5	Amendment to By-Laws of Registrant, relating to Exhibit 3.4 hereto (incorporated herein by reference from Exhibit 3.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998)
3.6	Amendment to By-Laws of Registrant, relating to Exhibits 3.4 and 3.5 hereto (incorporated herein by reference from Appendix G to Registrant's Registration Statement on Form S-4 (File No. 333-89437))
4.1	Indenture, dated as of July 1, 1988, between Registrant and Morgan Guaranty Trust Company of New York, as Trustee, regarding Registrant's Senior Debt Securities (incorporated herein by reference from Exhibit 4.1 to Post-Effective Amendment No. 1 to Registrant's Registration Statement on Form S-3 (File No. 2-99967))
4.2	First Supplemental Indenture, dated as of June 30, 1992, between Registrant and Morgan Guaranty Trust Company of New York, as Trustee, regarding Registrant's Senior Debt Securities, relating to Exhibit 4.1 hereto (incorporated herein by reference from Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992)
4.3	Indenture, dated as of May 14, 1996, between Registrant and The Bank of New York, as Trustee, regarding Registrant's 5% Convertible Subordinated Notes due 2006 (incorporated herein by reference from Exhibit 4.6 to Registrant's Registration Statement on Form S-4 (File No. 333-10415))
4.4.1	Indenture, dated as of April 15, 1997, between Registrant and BNY Western Trust Company, as Trustee, regarding Registrant's Debt Securities (incorporated herein by reference from Exhibit 4.3 to Registrant's Current Report on Form 8-K, dated April 15, 1997)

4.4.2	First Supplemental Indenture, dated as of December 31, 1998, among Registrant, Park Place and BNY Western Trust Company, as Trustee, regarding Registrant's Debt Securities, relating to Exhibit 4.4.1 hereto (incorporated herein by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K, dated January 8, 1999)
4.4.3	Officers' Certificate containing terms of 7.95% Senior Notes due 2007 (incorporated herein by reference from Exhibit 99 to Registrant's Current Report on Form 8-K, dated April 15, 1997)
4.4.4	Officers' Certificate containing terms of 7.375% Senior Notes due 2002 (incorporated herein by reference from Exhibit 99.01 to Registrant's Current Report on Form 8-K, dated June 4, 1997)
4.4.5	Officers' Certificate containing terms of 7% Senior Notes due 2004 (incorporated herein by reference from Exhibit 99.01 to Registrant's Current Report on Form 8-K, dated July 17, 1997)
4.4.6	Officers' Certificate containing terms of 7.20% Senior Notes due 2009 and 7.5% Senior Notes due 2017 (incorporated herein by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K, dated December 17, 1997)
4.4.7	Officers' Certificate containing terms of 8.25% Senior Notes due 2011 (incorporated herein by reference from Exhibit 99.01 to Registrant's Current Report on Form 8-K, dated February 12, 2001)
4.5	Five Year Credit Agreement, dated as of November 30, 1999, among Registrant, Bank of America, N.A., as Administrative Agent, and the financial institutions signatory thereto (incorporated herein by reference from Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)
4.6	First Amendment to Five Year Credit Agreement, dated as of September 15, 2000, among Registrant, Bank of America, N.A., as Administrative Agent, and the financial institutions signatory thereto, relating to Exhibit 4.5 hereto (incorporated herein by reference from Exhibit 99.05 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000)
4.7	Short Term Credit Agreement, dated as of November 28, 2000, among Registrant, Bank of America, N.A., as Administrative Agent, and the financial institutions signatory thereto
4.8	Amended and Restated Credit Agreement, dated as of October 6, 2000, among Registrant, First Union National Bank and The Bank of Nova Scotia, as Documentation Agents, Bank of America, N.A., as Syndication Agent, The Bank of New York, as Administrative Agent, and the financial institutions signatory thereto (incorporated herein by reference from Exhibit 99.03 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000)
4.9	Credit Agreement, dated as of June 1, 1998, among Hilton Hawaiian Village LLC, Registrant, NationsBank, N.A., as Syndication Agent, First Union National Bank, as Documentation Agent, The Bank of New York, as Administrative Agent, and the financial institutions signatory thereto (incorporated herein by reference from Exhibit 4.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

4.10	Amendment No. 1 to Credit Agreement, dated as of December 10, 1998, among Hilton Hawaiian Village LLC, Registrant, NationsBank, N.A., as Syndication Agent, First Union National Bank, as Documentation Agent, The Bank of New York, as Administrative Agent, and the financial institutions signatory thereto, relating to Exhibit 4.9 hereto (incorporated herein by reference from Exhibit 4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)
4.11	Amendment No. 2 to Credit Agreement, dated as of November 30, 1999, among Hilton Hawaiian Village LLC, Registrant, Bank of America, N.A., as Syndication Agent, First Union National Bank, as Documentation Agent, The Bank of New York, as Administrative Agent, and the financial institutions signatory thereto, relating to Exhibits 4.9 and 4.10 hereto (incorporated herein by reference from Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)
4.12	Amendment No. 3 to Credit Agreement, dated as of September 15, 2000, among Hilton Hawaiian Village LLC, Registrant, Bank of America, N.A., as Syndication Agent, First Union National Bank, as Documentation Agent, The Bank of New York, as Administrative Agent, and the financial institutions signatory thereto, relating to Exhibits 4.9, 4.10 and 4.11 hereto (incorporated herein by reference from Exhibit 99.04 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000)
4.13	Reimbursement Agreement, dated as of November 15, 1990, among Registrant, Swiss Bank Corporation and the financial institutions signatory thereto (incorporated herein by reference from Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990)
4.14	First Amendment to Reimbursement Agreement, dated as of December 17, 1996, among Registrant, Deutsche Bank AG and the financial institutions signatory thereto, relating to Exhibit 4.13 hereto (incorporated herein by reference from Exhibit 4.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998)
4.15	Second Amendment to Reimbursement Agreement, dated as of May 1, 1998, among Registrant, Deutsche Bank AG and the financial institutions signatory thereto, relating to Exhibits 4.13 and 4.14 hereto (incorporated herein by reference from Exhibit 4.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998)
4.16	Third Amendment to Reimbursement Agreement, dated as of June 30, 1999, among Registrant, Deutsche Bank AG and the financial institutions signatory thereto, relating to Exhibits 4.13, 4.14 and 4.15 hereto (incorporated herein by reference from Exhibit 4.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)
4.17	Fourth Amendment to Reimbursement Agreement, dated as of November 30, 1999, among Registrant, Deutsche Bank AG and the financial institutions signatory thereto, relating to Exhibits 4.13, 4.14, 4.15 and 4.16 hereto (incorporated herein by reference from Exhibit 4.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

4.18	Fifth Amendment to Reimbursement Agreement, dated as of September 15, 2000, among Registrant, Deutsche Bank AG and the financial institutions signatory thereto, relating to Exhibits 4.13, 4.14, 4.15, 4.16 and 4.17 hereto (incorporated herein by reference from Exhibit 99.07 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000)
4.19	Loan Agreement, dated as of September 27, 2000, among Phoenix SP Hilton LLC, S.F. Hilton, Inc., Chicago Hilton LLC, Short Hills Hilton LLC and McLean Hilton LLC, as Borrowers, and Secore Financial Corporation, as Lender (incorporated herein by reference from Exhibit 99.01 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000)
4.20	First Amendment to Loan Agreement, dated as of October 30, 2000, among Phoenix SP Hilton LLC, S.F. Hilton, Inc., Chicago Hilton LLC, Short Hills Hilton LLC and McLean Hilton LLC, as Borrowers, and Morgan Stanley Dean Witter Mortgage Capital Inc., as Lender, relating to Exhibit 4.19 hereto (incorporated herein by reference from Exhibit 99.02 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000)
4.21	Rights Agreement, dated as of November 29, 1999, between Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated herein by reference from Exhibit 1 to Registrant's Registration Statement on Form 8-A, dated December 1, 1999)
4.22	Amendment to Rights Agreement Changing Rights Agent, dated as of February 15, 2001, between Registrant and The Bank of New York, as Rights Agent, relating to Exhibit 4.21 hereto
10.1	1984 Stock Option and Stock Appreciation Rights Plan of Registrant, together with the Stock Option Agreement relating thereto, both as amended (incorporated herein by reference from Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989)*
10.2	Amendment, dated October 18, 1990, to the 1984 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibit 10.1 hereto (incorporated herein by reference from Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990)*
10.3	Amendment, dated November 14, 1996, to the 1984 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibits 10.1 and 10.2 hereto (incorporated herein by reference from Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*
10.4	Third Amendment, dated as of December 31, 1998, to the 1984 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibits 10.1, 10.2 and 10.3 hereto (incorporated herein by reference from Exhibit 99.8 to Registrant's Current Report on Form 8-K, dated January 8, 1999)*
10.5	1990 Stock Option and Stock Appreciation Rights Plan of Registrant, together with the Stock Option Agreement relating thereto, both as amended (incorporated herein by reference from Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990)*

10.6	Amendment, dated January 20, 1994, to the 1990 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibit 10.5 hereto (incorporated herein by reference from Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993)*
10.7	Amendment, dated January 19, 1995, to the 1990 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibits 10.5 and 10.6 hereto (incorporated herein by reference from Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*
10.8	Amendment, dated November 14, 1996, to the 1990 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibits 10.5, 10.6 and 10.7 hereto (incorporated herein by reference from Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*
10.9	Fourth Amendment, dated as of December 31, 1998, to the 1990 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibits 10.5, 10.6, 10.7 and 10.8 hereto (incorporated herein by reference from Exhibit 99.9 to Registrant's Current Report on Form 8-K, dated January 8, 1999)*
10.10	Amended and Restated 1996 Stock Incentive Plan of Registrant (incorporated herein by reference from Annex F to Registrant's Joint Proxy Statement/Prospectus, dated October 23, 1998)*
10.11	1996 Chief Executive Stock Incentive Plan of Registrant (incorporated herein by reference from Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995)*
10.12	First Amendment, dated as of December 31, 1998, to the Chief Executive Stock Incentive Plan of Registrant, relating to Exhibit 10.11 hereto (incorporated herein by reference from Exhibit 99.10 to Registrant's Current Report on Form 8-K, dated January 8, 1999)*
10.13	1997 Independent Director Stock Option Plan of Registrant (incorporated herein by reference from Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)*
10.14	First Amendment, dated as of December 31, 1998, to the 1997 Independent Director Stock Option Plan of Registrant, relating to Exhibit 10.13 hereto (incorporated herein by reference from Exhibit 99.11 to Registrant's Current Report on Form 8-K, dated January 8, 1999)*
10.15	Second Amendment, dated as of November 11, 1999, to the 1997 Independent Director Stock Option Plan of Registrant, relating to Exhibits 10.13 and 10.14 hereto (incorporated herein by reference from Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)*
10.16	Incentive Compensation Plan of Registrant (incorporated herein by reference from Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1980)*
10.17	Amendment, dated as of January 1, 1994, to the Incentive Compensation Plan of Registrant, relating to Exhibit 10.16 hereto (incorporated herein by reference from Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993)*

10.18	Retirement Plan of Registrant, as amended and restated (incorporated herein by reference from Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*
10.19	First Amendment, dated as of November 15, 1995, to the Retirement Plan of Registrant, relating to Exhibit 10.18 hereto (incorporated herein by reference from Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995)*
10.20	Second Amendment, effective December 31, 1996, to the Retirement Plan of Registrant, relating to Exhibits 10.18 and 10.19 hereto (incorporated herein by reference from Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*
10.21	Third Amendment, effective December 31, 1996, to the Retirement Plan of Registrant, relating to Exhibits 10.18, 10.19 and 10.20 hereto (incorporated herein by reference from Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*
10.22	Amendment, effective January 1, 1997, to the Retirement Plan of Registrant, relating to Exhibits 10.18, 10.19, 10.20 and 10.21 hereto (incorporated herein by reference from Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)*
10.23	Amendment 1999-1 to the Retirement Plan of Registrant, relating to Exhibits 10.18, 10.19, 10.20, 10.21 and 10.22 hereto (incorporated herein by reference from Exhibit 99.01 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999)*
10.24	Supplemental Executive Retirement Plan of Registrant, as amended (incorporated herein by reference from Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991)*
10.25	Amendment, effective April 1, 1994, to the Supplemental Executive Retirement Plan of Registrant, relating to Exhibit 10.24 hereto (incorporated herein by reference from Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*
10.26	Amendment, effective December 31, 1996, to the Supplemental Executive Retirement Plan of Registrant, relating to Exhibits 10.24 and 10.25 hereto (incorporated herein by reference from Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*
10.27	Doubletree Hotels Corporation Supplemental Executive Retirement Plan, dated as of February 15, 1997, as amended by letter dated December 9, 1997 (incorporated herein by reference from Exhibit 10.29 to the Promus Hotel Corporation Annual Report on Form 10-K for the year ended December 31, 1998)*
10.28	Directors' Retirement Benefit Plan of Registrant, as amended (incorporated herein by reference from Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991)*

10.29	First Amendment, dated July 31, 1997, to the Directors' Retirement Benefit Plan of Registrant, relating to Exhibit 10.28 hereto (incorporated herein by reference from Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)*
10.30	Retirement Benefit Replacement Plan of Registrant, as amended (incorporated herein by reference from Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992)*
10.31	Amendment, dated as of January 1, 1994, to the Retirement Benefit Replacement Plan of Registrant, relating to Exhibit 10.30 hereto (incorporated herein by reference from Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993)*
10.32	Amendment, effective April 1, 1994, to the Retirement Benefit Replacement Plan of Registrant, relating to Exhibits 10.30 and 10.31 hereto (incorporated herein by reference from Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*
10.33	Amendment, effective December 31, 1996, to the Retirement Benefit Replacement Plan of Registrant, relating to Exhibits 10.30, 10.31 and 10.32 hereto (incorporated herein by reference from Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*
10.34	Thrift Savings Plan of Registrant, as amended and restated (incorporated herein by reference from Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*
10.35	Amendment, effective January 1, 1996, to the Thrift Savings Plan of Registrant, relating to Exhibit 10.34 hereto (incorporated herein by reference from Exhibit 10.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*
10.36	Amendment, effective January 1, 1997, to the Thrift Savings Plan of Registrant, relating to Exhibits 10.34 and 10.35 hereto (incorporated herein by reference from Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)*
10.37	Amendment 1999-1 to the Thrift Savings Plan of Registrant, relating to Exhibits 10.34, 10.35 and 10.36 hereto (incorporated herein by reference from Exhibit 99.02 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999)*
10.38	Executive Deferred Compensation Plan of Registrant, as amended and restated effective January 1, 2000 (incorporated herein by reference from Exhibit 10.39 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)*
10.39	Employee Stock Purchase Plan of Registrant (incorporated herein by reference from Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*
10.40	Amendment, effective January 1, 1997, to the Employee Stock Purchase Plan of Registrant, relating to Exhibit 10.39 hereto (incorporated herein by reference from Exhibit 10.34 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)*

10.41	Second Amendment, dated as of December 31, 1998, to the Employee Stock Purchase Plan of Registrant, relating to Exhibits 10.39 and 10.40 hereto (incorporated herein by reference from Exhibit 99.12 to Registrant's Current Report on Form 8-K, dated January 8, 1999)*
10.42	Supplemental Retirement and Retention Plan of Registrant, dated as of June 1, 2000*
10.43	Form of Change of Control Agreement between Registrant and each of Matthew J. Hart, Dieter H. Huckestein, Thomas L. Keltner and Madeleine A. Kleiner (incorporated herein by reference from Exhibit 10.43 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)*
10.44	Employment Agreement, dated as of March 9, 2000, between Registrant and Stephen F. Bollenbach (incorporated herein by reference from Exhibit 10.44 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)*
10.45	Letter Agreement, dated as of December 28, 2000, between Registrant and Thomas E. Gallagher*
10.46	Distribution Agreement, dated as of December 31, 1998, between Registrant and Park Place (incorporated herein by reference from Exhibit 99.1 to Registrant's Current Report on Form 8-K, dated January 8, 1999)
10.47	Debt Assumption Agreement, dated as of December 31, 1998, between Registrant and Park Place (incorporated herein by reference from Exhibit 99.2 to Registrant's Current Report on Form 8-K, dated January 8, 1999)
10.48	Assignment and License Agreement, dated as of December 31, 1998, between Registrant, Conrad International Royalty Corporation and Park Place (incorporated herein by reference from Exhibit 99.3 to Registrant's Current Report on Form 8-K, dated January 8, 1999)
10.49	Employee Benefits and Other Employment Matters Allocation Agreement, dated as of December 31, 1998, between Registrant and Park Place (incorporated herein by reference from Exhibit 99.6 to Registrant's Current Report on Form 8-K, dated January 8, 1999)
10.50	Tax Allocation and Indemnity Agreement, dated as of December 31, 1998, between Registrant and Park Place (incorporated herein by reference from Exhibit 99.7 to Registrant's Current Report on Form 8-K, dated January 8, 1999)
10.51	Guarantee Agreement, dated as of February 6, 1996, among Promus Hotel Corporation, Promus Hotels, Inc., Canadian Imperial Bank of Commerce, as Agent for the lenders, FelCor Suites Limited Partnership, FelCor/CSS Holdings, L.P. and FelCor Suite Hotels, Inc. (incorporated herein by reference from Exhibit 10.3 to the Promus Hotel Corporation Quarterly Report on Form 10-Q for quarter ended March 31, 1996)
10.52	Guaranty Agreement, dated as of November 13, 1998, among Doubletree Corporation, GMAC Commercial Mortgage Corporation and Promus Hotel Corporation (incorporated herein by reference from Exhibit 10.5 to the Promus Hotel Corporation Annual Report on Form 10-K for the year ended December 31, 1998)

10.53	Termination Agreement, dated as of January 26, 2000, among Registrant, Doubletree Corporation, RFS Hotel Investors, Inc. and related entities signatory thereto (incorporated herein by reference from Exhibit 10.54 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)
11	Computation of Earnings Per Share
12	Computation of Ratios of Earnings to Fixed Charges
13	Incorporated portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2000
21	List of Registrant's Subsidiaries
23	Consent of Independent Public Accountants
99	Undertakings

*  Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K, previously filed where indicated and incorporated herein by reference.

    Pursuant to Regulation §229.601, Item 601(b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Registrant hereby undertakes to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries (and for any of its unconsolidated subsidiaries for which financial statements are required to be filed) wherein the total amount of securities authorized thereunder does not exceed 10% of the total consolidated assets of the Registrant.

QuickLinks

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K