Form 10-Q
period 2001-03-31
HILTON HOTELS CORP
filed 2001-05-14
CIK 47580

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-3427

HILTON HOTELS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2058176 (I.R.S. Employer Identification No.)
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2001:

Common Stock	Shares
$2.50 par value	368,832,072

PART I—FINANCIAL INFORMATION

Company or group of companies for which report is filed:

HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Statements of Income
(in millions, except per share amounts)

	Three months ended March 31,
	2000	2001
Revenue
Owned hotels	$554	563
Leased hotels	92	43
Management and franchise fees	82	93
Other fees and income	65	134

	793	833

Expenses
Owned hotels	371	391
Leased hotels	86	40
Depreciation and amortization	92	96
Other operating expenses	55	102
Corporate expense, net	16	16

	620	645

Operating Income	173	188

Interest and dividend income	19	18
Interest expense	(112)	(104)
Interest expense, net, from unconsolidated affiliates	(3)	(5)
Net gain on asset dispositions	29	1

Income Before Income Taxes and Minority Interest	106	98
Provision for income taxes	(45)	(40)
Minority interest, net	(3)	(3)

Net Income	$58	55

Basic Earnings Per Share	$.16	.15

Diluted Earnings Per Share	$.16	.15

See notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries
Consolidated Balance Sheets
(in millions)

	December 31, 2000	March 31, 2001
Assets
Cash and equivalents	$47	78
Accounts receivable, net	403	417
Inventories	137	149
Deferred income taxes	44	43
Current portion of notes receivable	32	27
Assets held for sale	73	23
Other current assets	104	60

Total current assets	840	797
Investments and notes receivable	570	558
Long-term receivable	625	625
Property and equipment, net	3,986	3,986
Management and franchise contracts, net	528	512
Leases, net	147	146
Brands, net	1,022	1,015
Goodwill, net	1,307	1,298
Other assets	115	104

Total investments, property and other assets	8,300	8,244

Total Assets	$9,140	9,041

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$618	538
Current maturities of long-term debt	23	22
Income taxes payable	5	33

Total current liabilities	646	593
Long-term debt	5,693	5,619
Deferred income taxes and other liabilities	1,159	1,138
Stockholders' equity	1,642	1,691

Total Liabilities and Stockholders' Equity	$9,140	9,041

See notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries
Consolidated Statements of Cash Flow
(in millions)

	Three months ended March 31,
	2000	2001
Operating Activities
Net income	$58	55
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92	96
Amortization of loan costs	2	2
Net gain on asset dispositions	(29)	(1)
Change in working capital components:
Receivables, inventories and other current assets	(50)	(25)
Accounts payable and accrued expenses	(60)	(46)
Income taxes payable	28	28
Change in deferred income taxes	(4)	(12)
Change in other liabilities	9	(9)
Unconsolidated affiliates' distributions in excess of earnings	33	6
Other	7	(5)

Net cash provided by operating activities	86	89

Investing Activities
Capital expenditures	(66)	(86)
Additional investments	(31)	(35)
Proceeds from asset dispositions	46	99
Payments on notes and other	23	45

Net cash (used in) provided by investing activities	(28)	23

Financing Activities
Change in commercial paper borrowings and revolving loans	(4)	(371)
Proceeds from long-term borrowings	—	298
Reduction of long-term debt	(2)	(3)
Issuance of common stock	—	2
Cash dividends	(7)	(7)

Net cash used in financing activities	(13)	(81)

Increase in Cash and Equivalents	45	31
Cash and Equivalents at Beginning of Year	104	47

Cash and Equivalents at End of Period	$149	78

See notes to consolidated financial statements

Notes to Consolidated Financial Statements

Note 1: General

The consolidated financial statements presented herein have been prepared by Hilton Hotels Corporation ("Hilton" or the "Company") in accordance with the accounting policies described in its 2000 Annual Report to Stockholders and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

    The statements for the three months ended March 31, 2000 and 2001 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

Note 2: Earnings Per Share

    Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding totaled 368 million and 369 million for the three months ended March 31, 2000 and 2001, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of the assumed exercise of stock options and convertible securities increased the weighted average number of common shares by 23 million and 25 million for the three months ended March 31, 2000 and 2001, respectively. In addition, the increase to net income resulting from interest on convertible securities assumed to have not been paid was $3.7 million for each of the three month periods ended March 31, 2000 and 2001.

Note 3: Supplemental Cash Flow Information

	Three months ended March 31,
	2000	2001
	(in millions)
Cash paid during the period for the following:
Interest, net of amounts capitalized	$88	61
Income taxes	2	2

Note 4: Comprehensive Income

	Three months ended March 31,
	2000	2001
	(in millions)
Net income	$58	55
Change in unrealized gains and losses, net of tax	(15)	(4)

Comprehensive income	$43	51

Note 5: New Accounting Standards

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date for implementation of this new standard was January 1, 2001. Adoption of the statement did not have a material impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

    Hilton's operations include the consolidated results of the Company's owned, partially owned and leased hotel assets, management and franchise fees, equity income from unconsolidated affiliates and earnings from timeshare and conference center operations. At March 31, 2001, the Company's hotel system contained 1,887 properties totaling over 315,000 rooms worldwide. The Company's brands include Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Hampton, Homewood Suites by Hilton, Red Lion, Conrad and Harrison Conference Centers. The Company's hotel system also includes certain properties that are not Company-branded. In addition, the Company develops and operates timeshare resorts through Hilton Grand Vacations Company and its related entities, all of which are wholly owned by the Company. The Company is also engaged in various other activities incidental or related to the operation of hotels.

    Properties by brand at March 31, 2001 are as follows:

	Hotels	Rooms
Hilton	231	86,139
Hilton Garden Inn	95	13,394
Doubletree	156	41,862
Embassy Suites	159	38,665
Homewood Suites by Hilton	96	10,714
Hampton	1,090	112,796
Other	60	11,720

Total	1,887	315,290

Development

Overview

    Hilton intends to grow its brands primarily through franchising and the addition of management contracts. In addition, the Company will continue to review its hotel portfolio for potential repositioning or rebranding opportunities and may seek to sell certain owned assets. The Company did not purchase any hotel properties in the first three months of 2001 and acquisition spending is not expected to be significant for the remainder of the year.

    In the fourth quarter of 2000, Hilton announced a joint venture agreement with Hilton Group plc to develop, through management contracts, the Conrad brand of luxury hotels throughout the world. The Company currently operates nine Conrad luxury properties in Europe, the Middle East and Asia. In January 2001, the Company entered into an agreement to affiliate 14 Camino Real hotels and resorts with the Company's family of brands. In April 2001, a Camino Real hotel located in El Paso, Texas was rebranded the Hilton Camino Real El Paso. The remaining 13 hotels are located throughout Mexico. Following the completion of a rehabilitation program funded by the owners, the Company anticipates that these properties will be rebranded either as Hilton hotels or another of its hotel brands.

    In January 2001, the Company announced an agreement to manage 16 hotels owned by Equity Inns, Inc. The two-year management agreement includes one Homewood Suites by Hilton and 15 Hampton Inn hotels. In March 2001, Hilton was selected to manage a new 1,200-room convention hotel in downtown Houston, Texas. Groundbreaking is scheduled for summer 2001, with completion expected in 2003.

    During the first quarter of 2001, the Company added a total of 34 hotels and approximately 4,700 rooms to its portfolio, including an increase of 32 franchise properties. A total of 42 properties and approximately 7,200 rooms were removed from the Company's system during the same period, including 36 non-company branded hotels (with approximately 5,800 rooms) that were part of the lease agreements with RFS Hotel Investors, Inc. ("RFS") which were terminated in January 2001. The Company continued to enhance its strong development pipeline in the first three months of 2001 by approving 53 new hotels, primarily franchises, representing approximately 8,900 rooms. The Company anticipates that approximately 190-200 properties will be opened during 2001, with Hampton Inn, Hilton Garden Inn and Homewood Suites by Hilton accounting for most of the new development.

    Our ability to grow the number of franchised and managed hotels is affected by, among other things, national and regional economic conditions, capital markets, credit availability, relationships with franchisees and owners, as well as competition from other hotel franchisors and managers.

Capital Spending

    Capital expenditures at owned properties during the first three months of 2001 totaled $86 million, representing maintenance capital expenditures and several significant renovation and construction projects. These projects include construction of the 453-room Kalia Tower at the Hilton Hawaiian Village Beach Resort & Spa, which will feature a world class health club and wellness spa, exciting retail shops and an interactive Hawaiian cultural center. The hotel tower is set to open in May 2001 while the health club and spa is scheduled to open in August 2001. Significant construction projects also include a 319-room tower addition at the Hilton Portland, which is scheduled for completion in the second quarter of 2002, and a 222-room addition at the Hilton Seattle Airport, which was completed in February 2001. In January 2001, the Hilton New Orleans Riverside started the most extensive renovation in the history of the hotel. 1,150 guest rooms and suites will be completely renovated with new furniture, fixtures and equipment, with completion scheduled for Fall of 2002. Construction also began on the refurbishment of the Waldorf=Astoria's Starlight Roof Ballroom and construction of 13 new executive meeting rooms. The Starlight Roof portion was completed in May 2001, while the meeting room construction is expected to run through October 2001.

    During 2000, construction was completed on a 264-unit timeshare resort at the Hilton Hawaiian Village Beach Resort & Spa which opened in January 2001. Interval sales, which commenced during the first quarter of 2000, are well ahead of forecast and the Company began recognizing income from these sales in the first quarter of 2001. In January 2001, the Company announced development of a new 1,500-unit timeshare property in Las Vegas, the Company's third timeshare development in that market, along with its successful timeshare properties at the Las Vegas Hilton and Flamingo hotels. In February 2001, the Company announced the development of a 384-unit timeshare property in Orlando, Florida, the Company's second timeshare development in that market. Capital expenditures associated with the Company's timeshare operations during the first quarter of 2001 totaled approximately $32 million. These costs are reflected as inventory until the timeshare intervals are sold. The Company also provides financing to the buyers of its timeshare units. During the first quarter of 2001, new investments totaled $35 million, consisting primarily of loans related to such financing.

    In May 2001, the Hilton San Francisco will begin renovation of 568 suites and guest rooms as well as construction of a new two-story world class health spa and spectacular 44th floor executive lounge. Completion is scheduled for Spring of 2002.

    During 2001, the Company anticipates spending approximately $160 million on renovation and construction projects (including timeshare), as well as approximately $200 million on normal capital replacements and upgrades, $50 million on significant renovation projects and $40 million on technology. Expenditures required to complete capital spending programs in 2001 will be financed through available cash flow and general corporate borrowings.

Liquidity and Capital Resources

    Net cash provided by operating activities totaled $86 million and $89 million for the three months ended March 31, 2000 and 2001, respectively. Net cash used in investing activities was $28 million for the first three months of 2000 and net cash provided by investing activities totaled $23 million during the first quarter of 2001. The net increase in cash provided by investing activities was due primarily to proceeds from the disposition of RFS assets in the 2001 first quarter. Net cash used in financing activities totaled $13 million in the 2000 quarter and $81 million in the 2001 quarter. The increase in cash used in financing activities is primarily attributable to the repayment of commercial paper borrowings and revolving loans in excess of additional long-term fixed rate borrowings in the 2001 quarter. Cash and equivalents totaled $78 million at March 31, 2001, an increase of $31 million from December 31, 2000. Hilton believes that its operating cash flow, available borrowings under its revolving credit facilities, and the Company's ability to obtain additional financing through various financial markets are sufficient to meet its liquidity needs.

Financing

    The Company has three revolving credit facilities. In October 1996, Hilton entered into a $1.75 billion five-year revolving credit facility (the "1996 facility"). In October 2000, the Company extended the term of the 1996 facility from 2001 to 2003 and reduced the commitment under the facility to $1.145 billion, which was the amount outstanding under the facility at the time of the reduction. As of March 31, 2001, the 1996 facility had been reduced to $700 million through the repayment of outstanding balances. In November 1999, Hilton entered into a $1.8 billion revolving credit facility consisting of a $1.4 billion revolver which expires in 2004 and a $400 million 364-day revolver which expires in November 2001. In March 2001, the Company reduced the commitment under the 364-day revolver to $200 million. As of March 31, 2001, $1.0 billion of borrowings were outstanding under the $1.4 billion revolver and $109 million of the $1.4 billion revolver supported the issuance of commercial paper. The 364-day revolver was undrawn at March 31, 2001. In June 1998, Hilton entered into a five-year $500 million revolving credit facility to acquire the remaining 50% interest in the Hilton Hawaiian Village Beach Resort & Spa. As of March 31, 2001, $428 million of borrowings were outstanding under the $500 million revolver. Total revolving debt capacity of approximately $560 million was available to the Company at March 31, 2001.

    In October 1997, the Company filed a shelf registration statement ("Shelf") with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. In February 2001, the Company issued $300 million of 8.25% Senior Notes due 2011. The net proceeds were used to pay down outstanding amounts and to reduce the commitment under the 1996 facility. At March 31, 2001, available financing under the shelf totaled $1.8 billion. In May 2001, the Company issued $400 million of 7.625% Senior Notes due 2008, leaving $1.4 billion available under the Shelf. The net proceeds were used to pay down outstanding amounts and to reduce the commitment under the 1996 facility. The terms of any additional securities offered pursuant to the Shelf will be determined by market conditions at the time of issuance.

    On December 31, 1998, the Company completed a spin-off of the Company's gaming business to a new corporation named Park Place Entertainment Corporation ("Park Place"). The 2000 and 2001 debt balances include $625 million of long-term debt which, although allocated to Park Place under a debt assumption agreement, remains the legal obligation of Hilton. At the time of the spin-off, Park Place assumed and agreed to pay 100% of the amount of each payment required to be made by Hilton under the terms of the indentures governing Hilton's $300 million 7.375% Senior Notes due 2002 and its $325 million 7% Senior Notes due 2004. These notes remain in Hilton's long-term debt balance and a long-term receivable from Park Place in an equal amount is included in the Company's 2000 and 2001 consolidated balance sheets. In the event of an increase in the interest rate on these notes as a result of certain actions taken by Hilton or in certain other limited circumstances, Hilton will be required to reimburse Park Place for any such increase. Hilton is obligated to make any payment Park Place fails to make, and in such event Park Place would be obligated to pay to Hilton the amount of such payment together with interest, at the rate per annum borne by the applicable notes plus two percent, to the date of reimbursement.

    As of March 31, 2001, approximately 46% of the Company's long-term debt (excluding the Park Place allocated debt) was floating rate debt. Including the impact of the May 2001 $400 million Senior Note issuance, the percentage of floating rate debt was reduced to 38%. The Company will continue to pursue a balance in its exposure to changes in short-term interest rates by seeking to opportunistically refinance a portion of its floating rate debt, subject to appropriate market conditions. The Company's fixed/floating rate target ratio is currently 65/35.

Asset Dispositions

    In January 2000, the Company entered into an agreement with RFS which gave RFS the option to terminate 52 operating leases and four management contracts on hotels owned by RFS. In November 2000, RFS notified the Company of its intention to exercise the option to terminate these agreements. In January 2001, RFS paid the Company approximately $60 million in cash as consideration for terminating the leases and management contracts. The Company also sold 973,684 shares of RFS preferred stock to RFS for $13 million in cash. The values of these leases, management contracts and shares of preferred stock are reflected as assets held for sale in the Company's December 31, 2000 consolidated balance sheet.

    In January 2001, the Company sold the Red Lion Houston for approximately $20 million, resulting in a pre-tax gain of approximately $1 million.

    In April 2001, the Company completed the sale of the Homewood Suites Washington D.C. to RLJ Development, LLC under the terms of an agreement announced in December 2000. The sale was subject to completion of construction, which occurred at the end of March 2001. The property is included in assets held for sale in the accompanying March 31, 2001 consolidated balance sheet.

Stockholders' Equity

    Dividends paid on common shares were $.02 per share for the three month periods ended March 31, 2000 and 2001.

Results of Operations

    The following discussion presents an analysis of the Company's results of operations for the three months ended March 31, 2000 and 2001. EBITDA (earnings before interest, taxes, depreciation, amortization, pre-opening expense and non-cash items) is presented supplementally in the tables below and in the discussion of operating results because management believes it allows for a more complete analysis of results of operations. Non-cash items, such as asset write-downs and impairment losses, are excluded from EBITDA as these items do not impact operating results on a recurring basis. EBITDA can be computed by adding depreciation, amortization, pre-opening expense, interest and dividend income from investments related to operating activities and non-cash items to operating income. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or net income), nor should it be considered as an indicator of the overall financial performance of the Company. The Company's calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.

    The Company operates in one business segment, hospitality and leisure. The Company's results are significantly affected by growth in the number of available rooms through acquisition and development, occupancy and room rates achieved by hotels, the Company's ability to manage costs and the relative mix of owned, leased, managed and franchised hotels. Although the supply-demand balance in the Company's major markets generally remains favorable, future operating results could be adversely impacted by increased capacity and weak demand. These conditions could limit the Company's ability to pass through inflationary increases in operating costs in the form of higher room rates. The Company's ability to manage costs could be adversely impacted by significant increases in energy costs and other operating expenses resulting in lower operating margins. Increases in transportation and fuel costs or sustained recessionary periods in the U.S. (affecting domestic travel) and internationally (affecting inbound travel from abroad) could also unfavorably impact future results. However, the Company believes that its financial strength and diverse market presence will enable it to remain competitive.

Comparison of fiscal quarters ended March 31, 2000 and 2001

Overview

    A summary of the Company's consolidated results for the three months ended March 31, 2000 and 2001 is as follows:

(in millions, except per share amounts)

	2000	2001	% Change
Revenue	$793	833	5%
Operating Income	173	188	9
Net Income	58	55	(5)
Basic EPS	.16	.15	(6)
Diluted EPS	.16	.15	(6)
Other Operating Data
Reconciliation of Net Income to EBITDA:
Net Income	$58	55	(5)%
Minority interest, net	3	3
Provision for income taxes	45	40
Net gain on asset dispositions	(29)	(1)
Interest expense, net, from unconsolidated affiliates	3	5
Interest expense	112	104
Interest and dividend income	(19)	(18)

Operating Income	173	188	9
Operating interest and dividend income	8	5
Depreciation and amortization(1)	98	102
Pre-opening expense	1	1

Total EBITDA	$280	296	6%

(1)
Includes proportionate share of unconsolidated affiliates.

    Total revenue for the first quarter of 2001 was $833 million, an increase of $40 million over 2000. Total EBITDA was $296 million, an increase of $16 million compared to a year ago. The Company's consolidated EBITDA margin increased 0.2 points to 35.5 percent in the first quarter of 2001 from 35.3 percent in the 2000 quarter. Total operating income increased $15 million to $188 million.

    Results in the quarter were positively impacted by strong revenue per available room ("RevPAR") gains at the Doubletree, Embassy Suites, Hampton, Hilton Garden Inn and Homewood Suites by Hilton brands, increases in management and franchise fee revenue due to unit growth and system-wide RevPAR gains, and the benefit of strong sales and the recognition of previously deferred revenue from the Company's timeshare operations.

    First quarter 2001 revenue and EBITDA growth were negatively impacted by 2000 and 2001 property sales (primarily the RFS lease termination and the sale of several Homewood Suites by Hilton properties), as well as softness in certain markets and increased energy costs at hotels where the Company has a significant ownership presence. To help reduce the impact of rising energy costs and other expenses on EBITDA margins, the Company has initiated a program of cost-savings measures at each of its owned and managed properties, as well as its corporate and regional offices. These initiatives include a company-wide limitation on new hires, direct energy purchase agreements combined with reduced energy consumption and certain hotel-level programs to improve operating efficiencies.

    The Company's domestic owned hotels contributed $172 million of EBITDA in the 2001 first quarter, compared to $183 million in the prior year. Growth in the 2001 first quarter was adversely impacted by comparative softness in the New York and San Francisco markets, increased energy costs and property sales. The market softness, due to sluggish transient business and lower attendance at group meetings, was magnified when compared to record-breaking 2000 results. Comparisons to the 2000 quarter were also negatively impacted by owned property sales, primarily several Homewood Suites by Hilton properties sold during 2000. Owned property comparable EBITDA margins declined 2.4 points to 30.6 percent as a result of rising energy costs and the decline in group business in certain markets which negatively impacted food and beverage profits. RevPAR for comparable owned properties improved 4.2 percent in the 2001 first quarter, with occupancy up .5 points to 71.0 percent and average daily rate up 3.4 percent to $160.39.

    Leased hotel revenue decreased $49 million or 53 percent and leased hotel EBITDA decreased $3 million or 50 percent, primarily as a result of the termination of the RFS leases in January 2001. Due to the relatively large size of the lease payments required in a hotel operating lease, the leased properties operate at margins significantly lower than the Company's owned hotels.

    Management and franchise fee revenue increased $11 million in the first quarter of 2001 to $93 million as the result of RevPAR gains across all brands and new hotel openings. Fee revenue for all brands benefited from the expansion in April 2000 of the Hilton HHonors guest loyalty program to include the Hampton, Doubletree, Embassy Suites and Homewood Suites by Hilton brands, as well as the Company's cross-selling and other marketing initiatives. Fee revenue is based primarily on operating revenue at managed properties and rooms revenue at franchised properties.

    The Company began to recognize revenue and expenses from its newly opened timeshare property adjacent to the Hilton Hawaiian Village Beach Resort & Spa in Honolulu in the first quarter of 2001. The Company also recognized previously deferred revenue and expenses associated with this project in the 2001 quarter. The increase in other fees and income and other operating expenses compared to the 2000 first quarter is primarily the result of the Hawaiian Village timeshare project and strong sales at the Company's other timeshare properties. The portion of this increase related to the recognition of deferred amounts from the Hawaiian Village project impacted revenue and EBITDA in the 2001 quarter by $34 million and $14 million, respectively.

    Depreciation and amortization, including the Company's proportionate share of depreciation and amortization from its unconsolidated affiliates, increased $4 million in the first quarter of 2001 to $102 million due primarily to additional depreciation at recently renovated properties.

Corporate Activity

    Interest and dividend income decreased $1 million compared with the prior year, primarily due to balances outstanding in 2000 on notes receivable which were subsequently repaid. Interest expense, net of amounts capitalized, decreased $8 million reflecting lower outstanding debt balances and lower average interest rates. The Company realized a pre-tax gain on asset dispositions of $1 million in the 2001 first quarter primarily as a result of the sale of the Red Lion Houston. In the 2000 first quarter, the Company realized a pre-tax gain on asset dispositions of $29 million from the sale of marketable securities.

    The effective income tax rate for the first quarter of 2001 decreased to 40.8% from 42.5% in the first quarter of 2000. The Company's effective income tax rate is determined by the level and composition of pretax income and the mix of income subject to varying foreign, state and local taxes.

Hotel Statistics

    RevPAR for U.S. owned-or-operated hotels and system-wide for the three months ended March 31, 2000 and 2001 is as follows:

	U.S. owned-or-operated hotels(1) Three months ended March 31,
	2000	2001	% Change
Hilton	$120.32	123.28	2.5%
Doubletree	75.08	79.71	6.2
Embassy Suites	98.37	102.99	4.7
Other	57.32	62.46	9.0
Total	95.89	99.87	4.2

(1)
Statistics are for comparable U.S. hotels, and include only hotels in the system as of March 31, 2001 and owned or managed by Hilton since January 1, 2000.

	System-wide(2) Three months ended March 31,
	2000	2001	% Change
Hilton	$94.81	97.67	3.0%
Hilton Garden Inn	59.08	68.74	16.4
Doubletree	71.07	75.94	6.9
Embassy Suites	90.78	95.35	5.0
Homewood Suites by Hilton	69.09	74.32	7.6
Hampton	44.61	49.36	10.6
Other	63.03	66.66	5.8

(2)
Statistics are for comparable hotels, and include only hotels in the system as of March 31, 2001 and owned, managed or franchised by Hilton since January 1, 2000.

Other Matters

New Accounting Standards

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date for implementation of this new standard was January 1, 2001. Adoption of the statement did not have a material impact on the Company's consolidated financial statements.

Forward-Looking Statements

    Forward-looking statements in this report, including without limitation, those set forth under the captions "Development," "Liquidity and Capital Resources," "Results of Operations" and "Other Matters,"' and statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

    The words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, and are subject to certain risks and uncertainties, including those identified above under "Results of Operations" and those in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 under the captions "Additional Information—Business Risks," and "—Competition" and "Hotel Operations—Territorial Restrictions," the effects of economic conditions, supply and demand changes for hotel rooms, competitive conditions in the lodging industry, relationships with clients and property owners, the impact of government regulations and the availability of capital to finance growth, which could cause actual results to differ materially from historical results or those anticipated. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained.

PART II—OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual meeting of stockholders was held on May 9, 2001 at the Hilton Glendale in Glendale, California. Approximately 91 percent of the eligible shares were voted.

    The following persons were elected to the Company's Board of Directors for a three-year term expiring in 2004: A. Steven Crown, David Michels, John H. Myers, Judy L. Shelton and Donna F. Tuttle, each of whom received approximately 99 percent of the votes cast.

    The ratification of Arthur Andersen LLP to serve as auditors for the Company for fiscal 2001 was adopted by 98 percent of the votes cast.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
None
(b)	Reports on Form 8-K

The Company filed a Report on Form 8-K, dated February 12, 2001, under "Item 5. Other Events," disclosing the terms of the Company's issuance of $300 million aggregate principal amount of 8 1/4% senior notes due 2011.

The Company filed a Report on Form 8-K, dated February 20, 2001, under "Item 9. Regulation FD Disclosure," reporting unaudited statements of income for the three and twelve months ended December 31, 1999 and 2000.

The Company filed a Report on Form 8-K, dated May 10, 2001, under "Item 5. Other Events," disclosing the terms of the Company's issuance of $400 million aggregate principal amount of 7 5/8% senior notes due 2008.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HILTON HOTELS CORPORATION (Registrant)
Date: May 14, 2001	/s/ MATTHEW J. HART Matthew J. Hart Executive Vice President and Chief Financial Officer

QuickLinks

FORM 10-Q
PART I—FINANCIAL INFORMATION
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flow
Notes to Consolidated Financial Statements
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION
SIGNATURES