Form 10-Q
period 2001-06-30
HILTON HOTELS CORP
filed 2001-08-09
CIK 47580

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-3427

HILTON HOTELS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2058176 (I.R.S. Employer Identification No.)
9336 Civic Center Drive, Beverly Hills, California (Address of principal executive offices)	90210 (Zip code)

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
 Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2001—Common Stock, $2.50 par value—369,024,546 shares.

PART I—FINANCIAL INFORMATION

    Company or group of companies for which report is filed:

HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income
(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2000	2001	2000	2001
Revenue
Owned hotels	$644	599	1,198	1,162
Leased hotels	105	47	197	90
Management and franchise fees	93	98	175	191
Other fees and income	74	100	139	234

	916	844	1,709	1,677
Expenses
Owned hotels	396	376	767	767
Leased hotels	94	40	180	80
Depreciation and amortization	96	98	188	194
Other operating expenses	62	76	117	178
Corporate expense, net	18	16	34	32

	666	606	1,286	1,251

Operating Income	250	238	423	426
Interest and dividend income	22	16	41	34
Interest expense	(113)	(99)	(225)	(203)
Interest expense, net, from unconsolidated affiliates	(4)	(4)	(7)	(9)
Net gain (loss) on asset dispositions	—	(2)	29	(1)

Income Before Income Taxes and Minority Interest	155	149	261	247
Provision for income taxes	(65)	(61)	(110)	(101)
Minority interest, net	(2)	(2)	(5)	(5)

Net Income	$88	86	146	141

Basic Earnings Per Share	$.24	.23	.40	.38

Diluted Earnings Per Share	$.23	.23	.39	.38

See notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries
Consolidated Balance Sheets
(in millions)

	December 31, 2000	June 30, 2001
Assets
Cash and equivalents	$47	68
Accounts receivable, net	403	423
Inventories	137	144
Deferred income taxes	44	43
Current portion of notes receivable	32	44
Current portion of long-term receivable	—	300
Assets held for sale	73	—
Other current assets	104	82

Total current assets	840	1,104
Investments and notes receivable	570	571
Long-term receivable	625	325
Property and equipment, net	3,986	3,991
Management and franchise contracts, net	528	497
Leases, net	147	145
Brands, net	1,022	1,009
Goodwill, net	1,307	1,290
Other assets	115	109

Total investments, property and other assets	8,300	7,937

Total Assets	$9,140	9,041

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$618	548
Current maturities of long-term debt	23	358
Income taxes payable	5	5

Total current liabilities	646	911
Long-term debt	5,693	5,235
Deferred income taxes and other liabilities	1,159	1,121
Stockholders' equity	1,642	1,774

Total Liabilities and Stockholders' Equity	$9,140	9,041

See notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries
Consolidated Statements of Cash Flow
(in millions)

	Six months ended June 30,
	2000	2001
Operating Activities
Net income	$146	141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188	194
Amortization of loan costs	4	5
Net (gain) loss on asset dispositions	(29)	1
Change in working capital components:
Receivables, inventories and other current assets	(66)	(25)
Accounts payable and accrued expenses	(94)	(36)
Income taxes payable	39	—
Change in deferred income taxes	(19)	(22)
Change in other liabilities	5	(15)
Unconsolidated affiliates' distributions in excess of earnings	33	6
Other	(9)	1

Net cash provided by operating activities	198	250

Investing Activities
Capital expenditures	(178)	(177)
Additional investments	(61)	(83)
Proceeds from asset dispositions	71	108
Payments on notes and other	51	59

Net cash used in investing activities	(117)	(93)

Financing Activities
Change in commercial paper borrowings and revolving loans	(59)	(812)
Proceeds from long-term borrowings	—	693
Reduction of long-term debt	(4)	(6)
Issuance of common stock	—	4
Cash dividends	(14)	(15)

Net cash used in financing activities	(77)	(136)

Increase in Cash and Equivalents	4	21
Cash and Equivalents at Beginning of Year	104	47

Cash and Equivalents at End of Period	$108	68

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

    The statements for the three and six months ended June 30, 2000 and 2001 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

Note 2: Earnings Per Share

    Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding totaled 369 million for both the three and six months ended June 30, 2001 and 368 million for both the three and six months ended June 30, 2000. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of the assumed exercise of stock options and convertible securities increased the weighted average number of common shares by 25 million for both the three and six months ended June 30, 2001 and 23 million for both the three and six months ended June 30, 2000. In addition, the increase to net income resulting from interest on convertible securities assumed to have not been paid was $3.7 million for each of the three month periods ended June 30, 2000 and 2001, $7.3 million for the six month period ended June 30, 2000 and $7.4 million for the six month period ended June 30, 2001.

Note 3: Supplemental Cash Flow Information

	Six months ended June 30,
	2000	2001
	(in millions)
Cash paid during the period for the following:
Interest, net of amounts capitalized	$190	158
Income taxes	67	108

Note 4: Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2000	2001	2000	2001
	(in millions)		(in millions)
Net income	$88	86	146	141
Change in unrealized gains and losses, net of tax	2	1	(13)	(3)

Comprehensive income	$90	87	133	138

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

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The effective date for implementation of this new standard is January 1, 2002. The new rules require that goodwill and certain intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment. The Company expects to receive future benefits from previously acquired goodwill and brands over an indefinite period of time. The Company estimates that the adoption of SFAS 142 will result in an annual increase to net income of approximately $50 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

    Hilton's operations include the consolidated results of the Company's owned, partially owned and leased hotel assets, management and franchise fees, equity income from unconsolidated affiliates and earnings from timeshare and conference center operations. At June 30, 2001, the Company's system contained 1,965 properties totaling over 325,000 rooms worldwide. The Company's brands include Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Hampton, Homewood Suites by Hilton, Red Lion, Conrad and Harrison Conference Centers. In addition, the Company develops and operates timeshare resorts through Hilton Grand Vacations Company and its related entities. The Company's system also includes certain properties that are not Company-branded. The Company is also engaged in various other activities incidental or related to the operation of hotels.

    The number of properties and rooms at June 30, 2001 are as follows:

	Properties	Rooms
Hilton	230	86,337
Hilton Garden Inn	107	14,900
Doubletree	155	41,665
Embassy Suites	160	38,815
Homewood Suites by Hilton	103	11,508
Hampton	1,109	114,618
Timeshare	25	2,863
Other	76	14,899

Total	1,965	325,605

Development and Capital Spending

Overview

    Hilton intends to grow its hotel brands primarily through franchising and the addition of management contracts, which require little or no capital investment. In addition, the Company will continue to invest in normal capital replacements and select major renovation projects at its owned hotels. The Company will also continue to invest in the development of timeshare properties. During 2001, the Company anticipates spending approximately $160 million on construction projects (including timeshare), as well as approximately $200 million on normal capital replacements and upgrades, $50 million on select major renovation projects and $40 million on technology. Expenditures required to complete these capital spending programs will be financed through available cash flow and general corporate borrowings.

    The Company will continue to review its hotel portfolio for potential repositioning or rebranding opportunities. The Company did not purchase any hotel properties in the first half of 2001 and acquisition spending is not expected to be significant for the remainder of the year.

Management and Franchise Contracts

    In the fourth quarter of 2000, Hilton announced a joint venture agreement with Hilton Group plc to develop, through management contracts, the Conrad brand of luxury hotels throughout the world. In June 2001, the Company announced the renaming of the tower portion of the Waldorf=Astoria as the Waldorf Towers, a Conrad Hotel, making it the first Conrad hotel in North America. The Company currently operates nine Conrad luxury properties in Europe, the Middle East and Asia. In January 2001, the Company entered into an agreement to affiliate 14 Camino Real hotels and resorts with the Company's family of brands. In April 2001, a Camino Real hotel located in El Paso, Texas was rebranded the Hilton Camino Real El Paso. The remaining 13 hotels are located throughout Mexico. Following the completion of a rehabilitation program funded by the owners, the Company anticipates that these properties will be rebranded either as Hilton hotels or another of its hotel brands.

    In January 2001, the Company announced an agreement to manage 16 hotels owned by Equity Inns, Inc. The two-year management agreement includes one Homewood Suites by Hilton and 15 Hampton Inn hotels. In March 2001, Hilton was selected to manage a new 1,200-room convention hotel in downtown Houston, Texas. In June 2001, Hilton was selected to manage a new 800-room convention hotel in downtown Austin, Texas. Groundbreaking for both hotels is scheduled for summer 2001 and construction of both hotels is scheduled to be complete in the fourth quarter of 2003.

    During the first half of 2001, the Company's franchisees and owners have added a total of 95 hotels and approximately 13,700 rooms within its portfolio of brands, including an increase of 78 franchise properties. A total of 50 properties and approximately 8,700 rooms were removed from the Company's system during the same period, including 36 non-company branded hotels (with approximately 5,800 rooms) that were part of the lease agreements with RFS Hotel Investors, Inc. ("RFS") which were terminated in January 2001. The Company anticipates that approximately 190-200 properties (with 25,000 to 27,000 rooms) will be opened during 2001, with Hampton Inn and Hilton Garden Inn accounting for most of the new development.

    Our ability to grow the number of franchised and managed hotels is affected by, among other things, national and regional economic conditions, capital markets, credit availability, relationships with franchisees and owners, as well as competition from other hotel franchisors and managers.

Owned Hotels

    Capital expenditures at owned properties during the first half of 2001 totaled $177 million, representing maintenance capital expenditures and several significant renovation and construction projects. These projects include construction of the 453-room Kalia Tower at the Hilton Hawaiian Village Beach Resort & Spa, which will feature a world-class health club and wellness spa, exciting retail shops and an interactive Hawaiian cultural center. The hotel tower opened in May 2001 while the health club and spa is scheduled to open in September 2001. Significant construction projects also include a 319-room tower addition at the Hilton Portland, which is scheduled for completion in the second quarter of 2002, and a 222-room addition at the Hilton Seattle Airport, which was completed in February 2001.

    In January 2001, the Hilton New Orleans Riverside started the most extensive renovation in the history of the hotel. 1,150 guest rooms and suites will be completely renovated with new furniture, fixtures and equipment, with completion scheduled for fall of 2002. Construction also began on the refurbishment of the Waldorf=Astoria's Starlight Roof Ballroom and construction of 13 new executive meeting rooms. The Starlight Roof portion was completed in May 2001, while the meeting room construction is expected to be completed in October 2001. In May 2001, the Hilton San Francisco began renovation of 568 suites and guest rooms as well as construction of a new two-story world-class health spa and a spectacular 44th floor executive lounge. Completion is scheduled for summer of 2002.

Timeshare

    In January 2001, a 264-unit timeshare resort opened at the Hilton Hawaiian Village Beach Resort & Spa. Interval sales, which commenced during the first quarter of 2000, are well ahead of forecast and the Company began recognizing income from these sales in the first quarter of 2001. In January 2001, the Company announced development of a new 1,500-unit timeshare property in Las Vegas, the Company's third timeshare development in that market, along with its successful timeshare properties at the Las Vegas Hilton and Flamingo hotels. In February 2001, the Company announced the development of a 384-unit timeshare property in Orlando, Florida, the Company's second timeshare development in that market. The Company broke ground on both the Las Vegas and Orlando projects in May 2001 and the first phase of each project is scheduled for completion in the first quarter of 2003. Capital expenditures associated with the Company's timeshare operations during the first half of 2001 totaled approximately $40 million. These costs are reflected as inventory until the timeshare intervals are sold. The Company also provides financing to the buyers of its timeshare units. During the first half of 2001, new investments totaled $83 million, consisting primarily of loans related to such financing.

Liquidity and Capital Resources

    Net cash provided by operating activities totaled $198 million and $250 million for the six months ended June 30, 2000 and 2001, respectively. The increase in 2001 was primarily attributable to working capital variances. Net cash used in investing activities was $117 million for the first half of 2000 and $93 million during the first half of 2001. The net decrease in cash used in investing activities was due primarily to an increase in proceeds from asset dispositions related to the disposition of RFS assets in the 2001 first quarter. Net cash used in financing activities totaled $77 million in the 2000 first half and $136 million in the 2001 first half. The increase in cash used in financing activities is primarily attributable to the repayment of commercial paper borrowings and revolving loans in excess of additional long-term fixed rate borrowings in the 2001 period. Cash and equivalents totaled $68 million at June 30, 2001, an increase of $21 million from December 31, 2000. Hilton believes that its operating cash flow, available borrowings under its revolving credit facilities, and the Company's ability to obtain additional financing through various financial markets are sufficient to meet its liquidity needs.

Financing

    The Company has three revolving credit facilities. In October 1996, Hilton entered into a $1.75 billion five-year revolving credit facility (the "1996 facility"). In October 2000, the Company extended the term of the 1996 facility from 2001 to 2003. As of June 30, 2001, the 1996 facility and commitment had been reduced to $272 million through the repayment of outstanding balances. In November 1999, Hilton entered into a $1.8 billion revolving credit facility consisting of a $1.4 billion revolver which expires in 2004 and a $400 million 364-day revolver which expires in November 2001. In March 2001, the Company reduced the commitment under the 364-day revolver to $200 million. As of June 30, 2001, $880 million of borrowings were outstanding under the $1.4 billion revolver and $223 million of the $1.4 billion revolver supported the issuance of commercial paper. The 364-day revolver was undrawn at June 30, 2001. In June 1998, Hilton entered into a five-year $500 million revolving credit facility to acquire the remaining 50% interest in the Hilton Hawaiian Village Beach Resort & Spa. In May 2001, the Company reduced the commitment under the $500 million revolver to $450 million. As of June 30, 2001, $420 million of borrowings were outstanding under the $450 million revolver. Total revolving debt capacity of approximately $530 million was available to the Company at June 30, 2001.

    In October 1997, the Company filed a shelf registration statement ("Shelf") with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. In February 2001, the Company issued $300 million of 8.25% Senior Notes due 2011. In May 2001, the Company issued $400 million of 7.625% Senior Notes due 2008. The net proceeds from both issuances were used to pay down outstanding amounts and to reduce the commitment under the 1996 facility. At June 30, 2001, available financing under the shelf totaled $1.4 billion. The terms of any additional securities offered pursuant to the Shelf will be determined by market conditions at the time of issuance.

    On December 31, 1998, the Company completed a spin-off of the Company's gaming business to a new corporation named Park Place Entertainment Corporation ("Park Place"). The 2000 and 2001 debt balances include $625 million of debt which, although allocated to Park Place under a debt assumption agreement, remains the legal obligation of Hilton. At the time of the spin-off, Park Place assumed and agreed to pay 100% of the amount of each payment required to be made by Hilton under the terms of the indentures governing Hilton's $300 million 7.375% Senior Notes due 2002 and its $325 million 7% Senior Notes due 2004. These notes remain in Hilton's debt balance and a receivable from Park Place in an equal amount is included in the Company's 2000 and 2001 consolidated balance sheets. As of June 30, 2001, the $300 million 7.375% Senior Notes due June 2002 are classified in the accompanying balance sheet as current maturities of long-term debt with the offsetting receivable classified in current assets. In the event of an increase in the interest rate on these notes as a result of certain actions taken by Hilton or in certain other limited circumstances, Hilton will be required to reimburse Park Place for any such increase. Hilton is obligated to make any payment Park Place fails to make, and in such event Park Place would be obligated to pay to Hilton the amount of such payment together with interest, at the rate per annum borne by the applicable notes plus two percent, to the date of reimbursement.

    As of June 30, 2001, approximately 38% of the Company's long-term debt (excluding the Park Place allocated debt) was floating rate debt. The Company will continue to pursue a balance in its exposure to changes in short-term interest rates by seeking to opportunistically refinance a portion of its floating rate debt, subject to appropriate market conditions. The Company's fixed/floating rate target ratio is currently 65/35.

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

    In April 2001, the Company completed the sale of the Homewood Suites by Hilton in Washington D.C. to RLJ Development, LLC under the terms of an agreement announced in December 2000. In June 2001, the Company completed the sale of two Homewood Suites by Hilton properties in Chesterfield, Missouri and Portland, Oregon for approximately $22 million. Hilton has retained franchise agreements and will manage all three properties.

    The Company will continue to review its portfolio of owned assets and may seek to sell certain non-strategic assets.

Stockholders' Equity

    Dividends paid on common shares were $.02 per share for the three month periods ended June 30, 2000 and 2001, and $.04 for the six month periods ended June 30, 2000 and 2001.

Results of Operations

    The following discussion presents an analysis of the Company's results of operations for the three and six months ended June 30, 2000 and 2001. EBITDA (earnings before interest, taxes, depreciation, amortization, pre-opening expense and non-cash items) is presented supplementally in the tables below and in the discussion of operating results because management believes it allows for a more complete analysis of results of operations. Non-cash items, such as asset write-downs and impairment losses, are excluded from EBITDA as these items do not impact operating results on a recurring basis. EBITDA can be computed by adding depreciation, amortization, pre-opening expense, interest and dividend income from investments related to operating activities and non-cash items to operating income. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or net income), nor should it be considered as an indicator of the overall financial performance of the Company. The Company's calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.

    The Company operates in one business segment, hospitality and leisure. The Company's results are significantly affected by growth in the number of available rooms through acquisition and development, occupancy and room rates achieved by hotels, the Company's ability to manage costs and the relative mix of owned, leased, managed and franchised hotels. Future operating results could be adversely impacted by increased capacity and weak demand. These conditions could limit the Company's ability to pass through inflationary increases in operating costs in the form of higher room rates. The Company's ability to manage costs could be adversely impacted by significant increases in energy costs and other operating expenses resulting in lower operating margins. Increases in transportation and fuel costs or sustained recessionary periods in the U.S. (affecting domestic travel) and internationally (affecting inbound travel from abroad) could also unfavorably impact future results. The impact of the current economic downturn in the United States has resulted in weaker demand (primarily from business travelers and group meetings) in the Company's major markets. This lower level of demand may continue to have a negative impact on the Company's operating results depending on the duration or severity of the slowing economy. However, the Company believes that its financial strength and diverse market presence will enable it to remain competitive.

Comparison of fiscal quarters ended June 30, 2000 and 2001

Overview

    A summary of the Company's consolidated results for the three months ended June 30, 2000 and 2001 is as follows:

(in millions, except per share amounts)	2000	2001	% Change
Revenue	$916	844	(8)%
Operating Income	250	238	(5)
Net Income	88	86	(2)
Basic EPS	.24	.23	(4)
Diluted EPS	.23	.23	—
Other Operating Data
Reconciliation of Net Income to EBITDA:
Net Income	$88	86	(2)%
Minority interest, net	2	2
Provision for income taxes	65	61
Net loss on asset dispositions	—	2
Interest expense, net, from unconsolidated affiliates	4	4
Interest expense	113	99
Interest and dividend income	(22)	(16)

Operating Income	250	238	(5)
Operating interest and dividend income	9	3
Depreciation and amortization(1)	101	103
Pre-opening expense	1	1

Total EBITDA	$361	345	(4)%

(1)
Includes proportionate share of unconsolidated affiliates.

    Total revenue for the second quarter of 2001 was $844 million, a decrease of $72 million from the 2000 quarter. Total EBITDA was $345 million, a decrease of $16 million compared to a year ago. The Company's consolidated EBITDA margin increased 1.5 points to 40.9 percent in the second quarter of 2001 from 39.4 percent in the 2000 quarter. Total operating income decreased $12 million to $238 million.

    Results in the quarter were negatively impacted by a drop in U.S. lodging demand, resulting in declines in revenue per available room ("RevPAR") at the Company's comparable owned-or-operated hotels. Second quarter 2001 revenue and EBITDA growth were also negatively impacted by 2000 and 2001 property sales (primarily the RFS lease termination and the sale of several Homewood Suites by Hilton properties). Excluding the impact of asset sales, revenue and EBITDA declined one percent and 2.5 percent, respectively. Despite a difficult RevPAR environment, results in the quarter benefited from increased revenues from cross-selling among the brands and the success of the Hilton HHonors loyalty program, which contributed to gains in market share across Hilton's family of brands. The Company's Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Homewood Suites by Hilton and Hampton brands all achieved growth in the system-wide RevPAR index, which represents the share of RevPAR these properties attain versus their respective competitive sets. Second quarter results also benefited from the Company's cost containment programs, an increase in management and franchise fee revenue due to unit growth, strong sales at the Company's timeshare operations, as well as a decline in average debt levels and interest rates.

    The Company's domestic owned hotels contributed $223 million of EBITDA in the 2001 second quarter, compared to $248 million in the prior year quarter. Growth in the 2001 second quarter was adversely impacted by comparative softness at some of the Company's largest hotels in markets such as New York, Boston, Chicago and San Francisco. The market softness, due to sluggish transient business and lower attendance at group meetings, was magnified when compared to record-breaking 2000 results. However, demand among leisure travelers remained solid during the quarter. Comparisons to the 2000 quarter were also negatively impacted by owned property sales, primarily several Homewood Suites by Hilton properties sold during 2000, and the comprehensive renovation project at the Hilton New Orleans Riverside. RevPAR for comparable owned properties declined 8.0 percent in the 2001 second quarter, with occupancy down 4.9 points to 75.4 percent and average daily rate down 2.0 percent to $159.21. Owned property comparable EBITDA margins declined 1.5 points to 36.9 percent. The Company has initiated a program of cost containment measures at each of its owned hotels, as well as its managed properties and its corporate and regional offices. These initiatives include a company-wide limitation on new hires, direct energy purchase agreements combined with reduced energy consumption and certain hotel-level programs to improve operating efficiencies. The successful implementation of these cost containment initiatives at the Company's owned hotels helped mitigate the impact of the RevPAR decline on EBITDA.

    Leased hotel revenue decreased $58 million or 55 percent and leased hotel EBITDA decreased $4 million or 36 percent, primarily as a result of the termination of the RFS leases in January 2001. Due to the relatively large size of the lease payments required in a hotel operating lease, the leased properties operate at margins significantly lower than the Company's owned hotels.

    Management and franchise fee revenue increased $5 million in the second quarter of 2001 to $98 million as the result of new hotel openings. Fee revenue is based primarily on operating revenue at managed properties and rooms revenue at franchised properties.

    The increase in other fees and income and other operating expenses compared to the 2000 second quarter is primarily the result of strong sales at the newly opened timeshare property adjacent to the Hilton Hawaiian Village Beach Resort & Spa in Honolulu, as well as the Company's other timeshare properties. Unit sales at the Company's timeshare properties increased 47 percent over the 2000 second quarter.

    Depreciation and amortization, including the Company's proportionate share of depreciation and amortization from its unconsolidated affiliates, increased $2 million in the second quarter of 2001 to $103 million.

Corporate Activity

    Interest and dividend income decreased $6 million compared with the prior year, primarily due to repayments on notes receivable which were outstanding in 2000. Interest expense, net of amounts capitalized, decreased $14 million reflecting lower outstanding debt balances and lower average interest rates. The Company realized a pre-tax loss on asset dispositions of $2 million in the 2001 second quarter primarily as a result of writing off the value assigned to several long-term management and franchise agreements which were terminated in the quarter.

    The effective income tax rate for the second quarter of 2001 decreased to 40.9% from 41.9% in the second quarter of 2000. The Company's effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

Hotel Statistics

    RevPAR for U.S. owned-or-operated hotels and system-wide for the three months ended June 30, 2000 and 2001 is as follows:

	U.S. owned-or-operated hotels(1) Three months ended June 30,
	2000	2001	% Change
Hilton	$132.41	122.70	(7.3)%
Doubletree	84.91	81.94	(3.5)
Embassy Suites	104.31	98.18	(5.9)
Other	72.44	70.45	(2.7)
Total	106.36	100.21	(5.8)

(1)
Statistics are for comparable U.S. hotels, and include only hotels in the system as of June 30, 2001 and owned or operated by Hilton since January 1, 2000.

	System-wide(2) Three months ended June 30,
	2000	2001	% Change
Hilton	$104.54	98.98	(5.3)%
Hilton Garden Inn	71.45	72.01	.8
Doubletree	79.92	77.63	(2.9)
Embassy Suites	98.90	93.93	(5.0)
Homewood Suites by Hilton	76.82	76.35	(.6)
Hampton	54.62	56.37	3.2
Other	81.51	77.02	(5.5)

(2)
Statistics are for comparable hotels, and include only hotels in the system as of June 30, 2001 and owned, operated or franchised by Hilton since January 1, 2000.

Comparison of six months ended June 30, 2000 and 2001

Overview

    A summary of the Company's consolidated results for the six months ended June 30, 2000 and 2001 is as follows:

(in millions, except per share amounts)	2000	2001	% Change
Revenue	$1,709	1,677	(2)%
Operating Income	423	426	1
Net Income	146	141	(3)
Basic EPS	.40	.38	(5)
Diluted EPS	.39	.38	(3)
Other Operating Data
Reconciliation of Net Income to EBITDA:
Net Income	$146	141	(3)%
Minority interest, net	5	5
Provision for income taxes	110	101
Net (gain) loss on asset dispositions	(29)	1
Interest expense, net, from unconsolidated affiliates	7	9
Interest expense	225	203
Interest and dividend income	(41)	(34)

Operating Income	423	426	1
Operating interest and dividend income	17	8
Depreciation and amortization(1)	199	205
Pre-opening expense	2	2

Total EBITDA	$641	641	—%

(1)
Includes proportionate share of unconsolidated affiliates.

    Total revenue for the first half of 2001 was $1.677 billion, a decrease of $32 million from the 2000 period. Total EBITDA was $641 million in both the current year and prior year periods. The Company's consolidated EBITDA margin increased .7 points to 38.2 percent in the first half of 2001 from 37.5 percent in the 2000 six month period. Total operating income increased $3 million to $426 million.

    Six month results were negatively impacted by a drop in U.S. lodging demand in the second quarter, resulting in an overall RevPAR decline at the Company's comparable owned-or-operated hotels. Revenue and EBITDA growth during the first six months of 2001 were also negatively impacted by 2000 and 2001 property sales. Six month results benefited from increased cross-selling among the brands, the positive impact of the Hilton HHonors loyalty program and other sales and marketing initiatives, which contributed to gains in market share across Hilton's family of brands. Six month results also benefited from the Company's cost containment programs, an increase in management and franchise fee revenue primarily due to unit growth, the benefit of strong sales and the recognition of previously deferred revenue from the Company's timeshare operations, as well as a decline in average debt levels and interest rates.

    The Company's domestic owned hotels contributed $395 million of EBITDA in the first six months of 2001, compared to $431 million in the prior year period. Growth in the first six months of 2001 was adversely impacted by comparative softness in the New York, Chicago and San Francisco markets, increased energy costs and property sales. The market softness reflected lower attendance at group meetings and decreased transient business and was magnified when compared to the record-breaking results achieved in 2000. Comparisons to the first half of 2000 were also negatively impacted by owned property sales, primarily several Homewood Suites by Hilton properties sold during 2000, and the ongoing renovation project at the Hilton New Orleans Riverside. Owned property comparable EBITDA margins declined 2.1 points to 33.8 percent as a result of increased energy costs and the decline in group business in certain markets which negatively impacted food and beverage profits. The margin decrease was partially mitigated by the implementation of cost containment programs at the Company's properties in the latter half of the first quarter of 2001. RevPAR for comparable owned properties decreased 2.5 percent in the first six months of 2001, with occupancy down 2.3 points to 73.1 percent and average daily rate up .5 percent to $159.90.

    Leased hotel revenue decreased $107 million or 54 percent and leased hotel EBITDA decreased $7 million or 41 percent, primarily as a result of the termination of the RFS leases in January 2001.

    Management and franchise fee revenue increased $16 million in the first six months of 2001 to $191 million as the result of new hotel openings and RevPAR growth at the Company's franchise hotels. Fee revenue for all brands benefited from the expansion in April 2000 of the Hilton HHonors guest loyalty program to include the Hampton, Doubletree, Embassy Suites and Homewood Suites by Hilton brands, as well as the Company's cross-selling and other marketing initiatives.

    The Company began to recognize revenue and expenses from its newly opened timeshare property adjacent to the Hilton Hawaiian Village Beach Resort & Spa in Honolulu in the first quarter of 2001. The Company also recognized previously deferred revenue and expenses associated with this project in the first quarter of 2001. The increase in other fees and income and other operating expenses compared to the 2000 six month period is primarily the result of the Hawaiian Village timeshare project and strong sales at the Company's other timeshare properties. The portion of this increase related to the recognition of deferred amounts from the Hawaiian Village project impacted revenue and EBITDA in the first six months of 2001 by $34 million and $14 million, respectively. Unit sales at the Company's timeshare properties increased 51 percent over the 2000 six month period.

    Depreciation and amortization, including the Company's proportionate share of depreciation and amortization from its unconsolidated affiliates, increased $6 million in the first six months of 2001 to $205 million due primarily to additional depreciation at recently renovated properties.

Corporate Activity

    Interest and dividend income decreased $7 million compared with the prior year, primarily due to repayments on notes receivable which were outstanding in 2000. Interest expense, net of amounts capitalized, decreased $22 million reflecting lower outstanding debt balances and lower average interest rates. The Company realized a pre-tax loss on asset dispositions of $1 million in 2001 primarily as a result of writing off the value assigned to several long-term management and franchise agreements which were terminated in the period; these write-offs were partially offset by the gain recognized on the sale of the Red Lion Houston. In the first six months of 2000, the Company realized a pre-tax gain on asset dispositions of $29 million from the sale of marketable securities.

    The effective income tax rate for the first half of 2001 decreased to 40.9% from 42.1% in the first half of 2000.

Hotel Statistics

    RevPAR for U.S. owned-or-operated hotels and system-wide for the six months ended June 30, 2000 and 2001 is as follows:

	U.S. owned-or-operated hotels(1) Six months ended June 30,
	2000	2001	% Change
Hilton	$126.36	122.99	(2.7)%
Doubletree	79.98	80.77	1.0
Embassy Suites	101.34	100.57	(.8)
Other	64.89	66.48	2.5
Total	101.15	100.05	(1.1)

(1)
Statistics are for comparable U.S. hotels, and include only hotels in the system as of June 30, 2001 and owned or operated by Hilton since January 1, 2000.

	System-wide(2) Six months ended June 30,
	2000	2001	% Change
Hilton	$99.79	98.46	(1.3)%
Hilton Garden Inn	65.26	70.38	7.8
Doubletree	75.45	76.85	1.9
Embassy Suites	94.85	94.63	(.2)
Homewood Suites by Hilton	72.65	75.16	3.5
Hampton	49.66	52.93	6.6
Other	72.58	72.21	(.5)

(2)
Statistics are for comparable hotels, and include only hotels in the system as of June 30, 2001 and owned, operated or franchised by Hilton since January 1, 2000.

Other Matters

New Accounting Standards

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The effective date for implementation of this new standard was January 1, 2001. Adoption of the statement did not have a material impact on the Company's consolidated financial statements.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The effective date for implementation of this new standard is January 1, 2002. The new rules require that goodwill and certain intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment. The Company expects to receive future benefits from previously acquired goodwill and brands over an indefinite period of time. The Company estimates that the adoption of SFAS No. 142 will result in an annual increase to net income of approximately $50 million.

Forward-Looking Statements

    Forward-looking statements in this report, including without limitation, those set forth under the captions "Development and Capital Spending," "Liquidity and Capital Resources," "Results of Operations" and "Other Matters,"' and statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk in the form of changes in interest rates and the potential impact such change may have on our floating rate debt. The Company attempts to limit the impact of changes in interest rates by attaining an appropriate mix of borrowings through our bank credit facilities and commercial paper program relative to our long-term fixed rate debt. The Company has not invested in derivative-based financial instruments.

PART II—OTHER INFORMATION

ITEM 5. OTHER INFORMATION

    The Company has scheduled its 2002 annual meeting of stockholders to be held on May 23, 2002. Any proposals of stockholders intended to be presented at such meeting must be received by the Secretary of the Company no later than December 7, 2001, in order to be eligible for inclusion in the Company's proxy statement and form of proxy relating to the meeting. Stockholder nominations or proposals must be duly submitted to the Secretary of the Company by March 25, 2002 in order to be eligible to be considered at the 2002 annual meeting of stockholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

  99.01      401(k) Savings Plan of the Company, as amended and restated

(b) Reports on Form 8-K

  None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HILTON HOTELS CORPORATION (Registrant)
Date: August 9, 2001	/s/ MATTHEW J. HART Matthew J. Hart Executive Vice President and Chief Financial Officer

QuickLinks

  PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II—OTHER INFORMATION
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES