Form 10-Q
period 2001-09-30
HILTON HOTELS CORP
filed 2001-11-13
CIK 47580

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2001—Common Stock, $2.50 par value—369,300,424 shares.

PART I—FINANCIAL INFORMATION

    Company or group of companies for which report is filed:

HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Statements of Income

	Three months ended September 30,		Nine months ended September 30,
	2000	2001	2000	2001
	(in millions, except per share amounts)
Revenue
Owned hotels	$599	488	1,797	1,650
Leased hotels	108	43	305	133
Management and franchise fees	89	79	264	270
Other fees and income	71	101	210	335

	867	711	2,576	2,388
Expenses
Owned hotels	391	351	1,158	1,118
Leased hotels	97	37	277	117
Depreciation and amortization	98	100	286	294
Other operating expenses	60	80	177	258
Corporate expense, net	18	16	52	48

	664	584	1,950	1,835

Operating Income	203	127	626	553
Interest and dividend income	22	15	63	49
Interest expense	(117)	(95)	(342)	(298)
Interest expense, net, from unconsolidated affiliates	(5)	(3)	(12)	(12)
Net gain (loss) on asset dispositions	3	—	32	(1)

Income Before Income Taxes and Minority Interest	106	44	367	291
Provision for income taxes	(44)	(22)	(154)	(123)
Minority interest, net	—	(1)	(5)	(6)

Net Income	$62	21	208	162

Basic Earnings Per Share	$.17	.06	.57	.44

Diluted Earnings Per Share	$.17	.06	.56	.44

See notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31, 2000	September 30, 2001
	(in millions)
Assets
Cash and equivalents	$47	53
Accounts receivable, net	403	312
Inventories	137	148
Deferred income taxes	44	41
Current portion of notes receivable	32	50
Current portion of long-term receivable	—	300
Assets held for sale	73	—
Other current assets	104	69

Total current assets	840	973
Investments and notes receivable	570	607
Long-term receivable	625	325
Property and equipment, net	3,986	3,909
Management and franchise contracts, net	528	485
Leases, net	147	144
Brands, net	1,022	1,003
Goodwill, net	1,307	1,282
Other assets	115	113

Total investments, property and other assets	8,300	7,868

Total Assets	$9,140	8,841

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$618	524
Current maturities of long-term debt	23	345
Income taxes payable	5	49

Total current liabilities	646	918
Long-term debt	5,693	5,052
Deferred income taxes and other liabilities	1,159	1,089
Stockholders' equity	1,642	1,782

Total Liabilities and Stockholders' Equity	$9,140	8,841

See notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries
Consolidated Statements of Cash Flow

	Nine months ended September 30,
	2000	2001
	(in millions)
Operating Activities
Net income	$208	162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	286	294
Amortization of loan costs	6	7
Net (gain) loss on asset dispositions	(32)	1
Change in working capital components:
Receivables, inventories and other current assets	5	91
Accounts payable and accrued expenses	(92)	(61)
Income taxes payable	59	44
Change in deferred income taxes	(32)	(59)
Change in other liabilities	(5)	(25)
Unconsolidated affiliates' distributions in excess of earnings	35	11
Other	(19)	(14)

Net cash provided by operating activities	419	451

Investing Activities
Capital expenditures	(317)	(259)
Additional investments	(93)	(104)
Proceeds from asset dispositions	96	168
Payments on notes and other	141	96

Net cash used in investing activities	(173)	(99)

Financing Activities
Change in commercial paper borrowings and revolving loans	(798)	(1,299)
Proceeds from long-term borrowings	655	990
Reduction of long-term debt	(98)	(22)
Issuance of common stock	2	7
Cash dividends	(22)	(22)

Net cash used in financing activities	(261)	(346)

(Decrease) Increase in Cash and Equivalents	(15)	6
Cash and Equivalents at Beginning of Year	104	47

Cash and Equivalents at End of Period	$89	53

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: General

    The consolidated financial statements presented herein have been prepared by Hilton Hotels Corporation in accordance with the accounting policies described in our 2000 Annual Report to Stockholders and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

    The statements for the three and nine months ended September 30, 2000 and 2001 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

Note 2: Effects of the September 11, 2001 Terrorist Attacks

    Our operating results for the three and nine months ended September 30, 2001 have been negatively affected by the September 11th terrorist attacks, which resulted in severe declines in occupancy and room rates at most of our large owned hotels in urban markets in the weeks following the attacks. Although occupancy and rate levels have steadily increased from their mid-September lows, and we are operating our business under a theory that the weakness will be short-term, it is not possible to predict the magnitude or duration of the declines or the potential impact on our results of operations, financial condition or cash flow.

    We are undertaking an assessment of other costs we may incur as a result of the September 11th terrorist attacks. This assessment includes evaluating the carrying value of certain assets for non-cash impairment charges and evaluating the extent to which we may be required to fund guarantees we have issued for loan and other obligations of third parties. Our operating results for the 2001 third quarter include no charges related to such asset impairment or funding of guarantees. We are currently unable to estimate the amount of the potential impairment charges or guarantee funding, if any.

Note 3: Earnings Per Share

    Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding totaled 369 million for both the three and nine months ended September 30, 2001 and 368 million for both the three and nine months ended September 30, 2000. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of the assumed exercise of stock options and convertible securities increased the weighted average number of common shares by 25 million for both the three and nine months ended September 30, 2001 and 24 million and 23 million for the three and nine months ended September 30, 2000, respectively. In addition, the increase to net income resulting from interest on convertible securities assumed to have not been paid was $3.7 million and $3.4 million for the three month periods ended September 30, 2000 and 2001, respectively, and $11.0 million and $10.8 million for the nine month periods ended September 30, 2000 and 2001, respectively.

Note 4: Supplemental Cash Flow Information

	Nine months ended September 30,
	2000	2001
	(in millions)
Cash paid during the period for the following:
Interest, net of amounts capitalized	$284	233
Income taxes	103	115

Note 5: Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2000	2001	2000	2001
	(in millions)		(in millions)
Net income	$62	21	208	162
Change in unrealized gains and losses, net of tax	(4)	(9)	(17)	(12)
Change in cash flow hedge, net of tax	—	(2)	—	(2)

Comprehensive income	$58	10	191	148

Note 6: Derivative Instruments and Hedging Activities

    In August 2001, we issued $100 million of 7.43% bonds due 2009 denominated in Chilean Pesos. Payments of principal and interest on the bonds are to be adjusted for movements of the Unidad de Fomento, the Chilean inflation index published monthly by the Central Bank of Chile. We have swapped out all Chilean currency exchange rate and inflation risk by entering into a derivative contract which swaps the principal payment to a fixed U.S. dollar amount of $100 million and fixed interest payments at 7.65% of that amount. The swap agreement qualifies for hedge accounting as a cash flow hedge of a foreign currency denominated liability. The gain or loss on the change in fair value of the derivative is included in earnings to the extent it offsets the earnings impact of changes in fair value of the hedged obligation. Any difference is deferred in accumulated comprehensive income, a component of stockholders' equity. We will continue to assess on a quarterly basis the effectiveness of this hedge in offsetting the variability in cash flows of the hedged obligation.

    There were no amounts recognized or reclassified into earnings for the three and nine months ended September 30, 2001 due to hedge ineffectiveness or due to excluding from assessment of effectiveness any component of the derivative. Both the derivative and the corresponding bond issue mature in August 2009.

Note 7: New Accounting Standards

    In January 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement requires that all derivative instruments be recorded on the balance sheet at fair value. Adoption of the statement did not have a material impact on our consolidated financial statements.

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." The effective date for implementation of this new standard is January 1, 2002. The new rules require that goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment. We expect to receive future benefits from previously acquired goodwill and brands over an indefinite period of time. We estimate that the adoption of SFAS No. 142 will result in an annual increase to net income of approximately $50 million.

Note 8: Subsequent Event

    In October 2001, we entered into a non-binding letter of intent to sell our Red Lion chain of hotels and five Doubletree hotels to WestCoast Hospitality Corporation. The transaction, which is subject to negotiation of a definitive agreement and the successful completion of due diligence, is expected to close by year-end 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

    Our operations include the consolidated results of our owned, partially owned and leased hotel assets, management and franchise fees, equity income from unconsolidated affiliates and earnings from timeshare and conference center operations. At September 30, 2001, our system contained 2,001 properties totaling over 330,000 rooms worldwide. Our brands include Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Hampton, Homewood Suites by Hilton, Red Lion, Conrad and Harrison Conference Centers. In addition, we develop and operate timeshare resorts through Hilton Grand Vacations Company and its related entities. Our system also includes properties that are not company-branded. We are also engaged in various other activities incidental or related to the operation of hotels.

    The number of properties and rooms at September 30, 2001 are as follows:

	Properties	Rooms
Hilton	228	85,656
Hilton Garden Inn	114	15,778
Doubletree	155	41,810
Embassy Suites	165	40,382
Homewood Suites by Hilton	104	11,603
Hampton	1,129	116,326
Timeshare	25	2,911
Other	81	15,603

Total	2,001	330,069

Development and Capital Spending

Overview

    We intend to grow our hotel brands primarily through franchising and the addition of management contracts, which require little or no capital investment. In addition, we will continue to invest in normal capital replacements and select major renovation projects at our owned hotels. We will also continue to invest in the development of timeshare properties. During 2001, we anticipate spending approximately $470 million on capital expenditures, including approximately $200 million of maintenance capital spending, $40 million for technology and the remainder on construction projects, property enhancements and timeshare.

    Following the September 11th terrorist attacks, we have been operating our business under a theory of managing for recovery. As a result, except for the postponement of two timeshare projects, we will keep in place the majority of our capital expenditure plans for 2002, enabling us to maintain our hotels in optimal physical condition. Excluding any costs associated with the resumption of the deferred timeshare projects, we anticipate spending approximately $250 million on capital expenditures in 2002, of which approximately $200 million is maintenance capital spending, including technology. Expenditures required to complete these capital spending programs will be financed through available cash flow and general corporate borrowings.

    We will continue to review our hotel portfolio for potential repositioning or rebranding opportunities. We did not purchase any hotel properties in the first nine months of 2001 and acquisition spending is not expected to be significant for the remainder of the year.

Management and Franchise Contracts

    In the fourth quarter of 2000, we announced a joint venture agreement with Hilton Group plc to develop, through management contracts, the Conrad brand of luxury hotels throughout the world. In June 2001, we announced the renaming of the tower portion of the Waldorf=Astoria as the Waldorf Towers, a Conrad Hotel, making it the first Conrad hotel in North America. We currently operate nine Conrad luxury properties in Europe, the Middle East and Asia. In January 2001, we entered into an agreement to affiliate 14 Camino Real hotels and resorts with our family of brands. In April 2001, a Camino Real hotel located in El Paso, Texas was rebranded the Hilton Camino Real El Paso. The remaining 13 hotels are located throughout Mexico. We anticipate that most of these properties, following a rehabilitation program funded by the owners, will be rebranded as either Hilton hotels or another of our hotel brands.

    In January 2001, we announced an agreement to manage 16 hotels owned by Equity Inns, Inc. The two-year management agreement includes one Homewood Suites by Hilton and 15 Hampton Inn hotels. In March 2001, we were selected to manage a new 1,200-room convention hotel in downtown Houston, Texas. In June 2001, we were selected to manage a new 800-room convention hotel in downtown Austin, Texas. Groundbreaking for both hotels occurred in summer 2001 and construction of both hotels is scheduled to be complete in the fourth quarter of 2003.

    During the first nine months of 2001, our franchisees and owners have added a total of 134 hotels and approximately 19,000 rooms within our portfolio of brands, including an increase of 111 franchise properties. A total of 53 properties and approximately 9,600 rooms were removed from our system during the same period, including 36 non-company branded hotels (with approximately 5,800 rooms) that were part of the lease agreements with RFS Hotel Investors, Inc. terminated in January 2001. We anticipate that approximately 180-190 properties (with approximately 25,500 rooms) will be opened during 2001, with Hampton Inn and Hilton Garden Inn accounting for most of the new development.

    A likely slowdown in hotel construction due in part to a difficult financing environment for hotel owners, combined with the pending sale of the Red Lion brand (see "Liquidity and Capital Resources—Asset Dispositions"), could impact 2002 openings. We currently expect to add 130 to 160 hotels and 16,000 to 20,000 rooms to our system in 2002, down from 2001 openings. However, given the challenging environment for many operators and the market share leadership of our brands, we anticipate having the opportunity to convert several existing hotel properties to one of our brands in 2002 and beyond.

    Our ability to grow the number of franchised and managed hotels is affected by, among other things: national and regional economic conditions, including the magnitude and duration of the current economic downturn in the United States and the effects of terrorist attacks; capital markets; credit availability; relationships with franchisees and owners; and competition from other hotel franchisors and managers.

Owned Hotels

    Capital expenditures at owned properties during the first nine months of 2001 totaled $259 million, representing maintenance capital expenditures and several significant renovation and construction projects. These projects include construction of the 453-room Kalia Tower at the Hilton Hawaiian Village Beach Resort & Spa, which features a world-class health club and wellness spa, exciting retail shops and an interactive Hawaiian cultural center. The hotel tower opened in May 2001 while the health club and spa opened in August 2001. Significant construction projects also include a 319-room tower addition at the Hilton Portland, which is scheduled for completion in the second quarter of 2002, and a 222-room addition at the Hilton Seattle Airport, which was completed in February 2001.

    In January 2001, the Hilton New Orleans Riverside started an extensive renovation which is scheduled for completion in the fourth quarter of 2002. 1,150 guest rooms and suites will be completely renovated with new furniture, fixtures and equipment. Construction also began on the refurbishment of the Waldorf=Astoria's Starlight Roof Ballroom and construction of 13 new executive meeting rooms. The Starlight Roof portion was completed in May 2001, while the meeting rooms were completed in October 2001. In May 2001, the Hilton San Francisco began renovation of 568 suites and guest rooms as well as construction of a new two-story world-class health spa and a spectacular 44th floor executive lounge. Completion is scheduled for summer of 2002.

Timeshare

    In January 2001, a 264-unit timeshare resort opened at the Hilton Hawaiian Village Beach Resort & Spa. Interval sales, which commenced during the first quarter of 2000, are well ahead of forecast and we began recognizing income from these sales in the first quarter of 2001. In January 2001, we announced development of a new 1,500-unit timeshare property in Las Vegas, our third timeshare development in that market, along with our successful timeshare properties at the Las Vegas Hilton and Flamingo hotels. In February 2001, we announced the development of a 384-unit timeshare property in Orlando, Florida, our second timeshare development in that market. We broke ground on both the Las Vegas and Orlando projects in May 2001 and the first phase of each project was scheduled for completion in the first quarter of 2003. During the third quarter, we announced the postponement of these two projects in light of the September 11th terrorist attacks. We will re-evaluate resumption of these projects at a later date. Capital expenditures associated with our timeshare operations during the first nine months of 2001 totaled approximately $54 million. These costs are reflected as inventory until the timeshare intervals are sold. We also provide financing to the buyers of our timeshare units. During the first nine months 2001, new investments totaled $104 million, including approximately $87 million of loans related to this financing. Principal collections on timeshare notes during the same period totaled approximately $61 million.

Liquidity and Capital Resources

    Net cash provided by operating activities totaled $419 million and $451 million for the nine months ended September 30, 2000 and 2001, respectively. The increase in 2001 was primarily attributable to working capital variances. Net cash used in investing activities was $173 million for the first nine months of 2000 and $99 million during the first nine months of 2001. The net decrease in cash used in investing activities was due primarily to an increase in proceeds from asset dispositions related to the disposition of RFS assets in the 2001 first quarter and lower capital expenditures in the 2001 period. Net cash used in financing activities totaled $261 million for the first nine months of 2000 and $346 million for the first nine months of 2001. The increase in cash used in financing activities is primarily attributable to the repayment of commercial paper borrowings and revolving loans in excess of new long-term fixed rate borrowings in the 2001 period. Cash and equivalents totaled $53 million at September 30, 2001, an increase of $6 million from December 31, 2000. We believe that our operating cash flow, available borrowings under our revolving credit facilities, and our ability to obtain additional financing through various financial markets are sufficient to meet our liquidity needs.

Financing

    In October 1996, we entered into a $1.75 billion five-year revolving credit facility. In August 2001, this facility was repaid and the commitment was extinguished. We currently have two revolving credit facilities. In June 1998, we entered into a five-year $500 million revolving credit facility to acquire the remaining 50% interest in the Hilton Hawaiian Village Beach Resort & Spa. In August 2001, we reduced the commitment under the $500 million revolver to $425 million. As of September 30, 2001, approximately $400 million of borrowings were outstanding under the $425 million revolver. In November 1999, we entered into a $1.8 billion revolving credit facility consisting of a $1.4 billion revolver which expires in 2004 and a $400 million 364-day revolver which expires in November 2001. In March 2001, we reduced the commitment under the 364-day revolver to $200 million. In November 2001, we extended the 364-day revolver through November 2002 and reduced the commitment to $150 million. As of September 30, 2001, $770 million of borrowings were outstanding under the $1.4 billion revolver and approximately $130 million of the $1.4 billion revolver supported the issuance of commercial paper. The 364-day revolver was undrawn at September 30, 2001. Total revolving debt capacity of approximately $725 million was available to us at September 30, 2001.

    Our revolving credit facilities are governed by two financial covenants: a leverage ratio and a debt service coverage ratio. We are in compliance with these covenants as of September 30, 2001. In November 2001, we amended these two covenants to provide greater operating flexibility during the softer economic environment in the aftermath of the September 11th terrorist attacks.

    In October 1997, we filed a shelf registration statement with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. In February 2001, we issued $300 million of 8.25% Senior Notes due 2011. In May 2001, we issued $400 million of 7.625% Senior Notes due 2008. In August 2001, we issued $200 million of 8% Quarterly Interest Bonds due 2031. The net proceeds from these issuances were used to pay down outstanding amounts and to reduce the commitment under the 1996 revolving credit facility. At September 30, 2001, available financing under the shelf totaled $1.2 billion. The terms of any additional securities offered under the shelf will be determined by market conditions at the time of issuance.

    In August 2001, we issued $100 million of 7.43% bonds due 2009 denominated in Chilean Pesos. Payments of principal and interest on the bonds are to be adjusted for movements of the Unidad de Fomento, the Chilean inflation index published monthly by the Central Bank of Chile. We have swapped out all Chilean currency exchange rate and inflation risk by entering into a derivative contract which swaps the principal payment to a fixed U.S. dollar amount of $100 million and fixed interest payments at 7.65% of that amount. The net proceeds from this issuance were used to extinguish the 1996 revolving credit facility and to pay down outstanding amounts under the 1999 revolving credit facility.

    On December 31, 1998, we completed a spin-off of our gaming business to a new corporation named Park Place Entertainment Corporation. The 2000 and 2001 debt balances include $625 million of debt which, although allocated to Park Place under a debt assumption agreement, remains the legal obligation of Hilton. At the time of the spin-off, Park Place assumed and agreed to pay 100% of the amount of each payment required to be made by Hilton under the terms of the indentures governing our $300 million 7.375% Senior Notes due 2002 and our $325 million 7% Senior Notes due 2004. These notes remain in our debt balance and a receivable from Park Place in an equal amount is included in our 2000 and 2001 consolidated balance sheets. As of September 30, 2001, the $300 million 7.375% Senior Notes due June 2002 are classified in the accompanying balance sheet as current maturities of long-term debt with the offsetting receivable classified in current assets. In the event of an increase in the interest rate on these notes as a result of actions taken by us or in other limited circumstances, we will be required to reimburse Park Place for any increase. We are obligated to make any payment Park Place fails to make, and in this event Park Place would be obligated to pay to us the amount of this payment together with interest, at the rate per annum borne by the applicable notes plus two percent, to the date of reimbursement.

    As of September 30, 2001, approximately 30% of our long-term debt (excluding the Park Place allocated debt) was floating rate debt.

    We have issued guarantees totaling $112 million as of September 30, 2001 relating to loans and other obligations of third parties. We are currently unable to estimate the effects, if any, of the September 11th terrorist attacks on our exposure to fund under these guarantees.

Asset Dispositions

    In January 2000, we entered into an agreement with RFS which gave RFS the option to terminate 52 operating leases and four management contracts on hotels owned by RFS. In November 2000, RFS notified us of its intention to exercise the option to terminate these agreements. In January 2001, RFS paid us approximately $60 million in cash as consideration for terminating the leases and management contracts. We also sold 973,684 shares of RFS preferred stock to RFS for $13 million in cash. The values of these leases, management contracts and shares of preferred stock are reflected as assets held for sale in our December 31, 2000 consolidated balance sheet.

    In January 2001, we sold the Red Lion Houston for approximately $20 million, resulting in a pre-tax gain of approximately $1 million.

    In April 2001, we completed the sale of the Homewood Suites by Hilton in Washington D.C. to RLJ Development, LLC under the terms of an agreement announced in December 2000. In June 2001, we completed the sale of two Homewood Suites by Hilton properties in Chesterfield, Missouri and Portland, Oregon for approximately $22 million. We have retained franchise agreements and will manage all three properties.

    In September 2001, we entered into a joint venture agreement with CNL Hospitality Corp. The partnership owns four hotel properties: the 500-room Hilton Miami Airport in Miami, Florida; the 276-room Embassy Suites in Portland, Oregon; the 484-room Hilton Costa Mesa in Costa Mesa, California, and the 224-room Hilton Suites in Auburn Hills, Michigan. We contributed the Embassy Suites Portland and the Hilton Suites Auburn Hills and CNL contributed the Hilton Miami Airport and the Hilton Costa Mesa to the partnership. CNL purchased the Hilton Costa Mesa from us in September 2001 for approximately $58 million, prior to the formation of the joint venture. For financial reporting purposes, we will recognize the gain resulting from the sale and contribution of these hotels over the life of the long-term management contracts we retained on each of the properties. Subsequent to September 30, 2001, the partnership mortgaged these four hotels, and used a portion of the loan proceeds to distribute $43 million to Hilton. Following this distribution, we have a 30 percent ownership interest in the joint venture.

    Also in October 2001, we entered into a non-binding letter of intent to sell our Red Lion chain of hotels and five Doubletree hotels to WestCoast Hospitality Corporation. The transaction, which is subject to negotiation of a definitive agreement and the successful completion of due diligence, is expected to close by year-end 2001.

    We will continue to review our portfolio of owned assets and may seek to sell certain non-strategic assets.

Stockholders' Equity

    Dividends paid on common shares were $.02 per share for the three month periods ended September 30, 2000 and 2001, and $.06 for the nine month periods ended September 30, 2000 and 2001.

Results of Operations

    The following discussion presents an analysis of our results of operations for the three and nine months ended September 30, 2000 and 2001. EBITDA (earnings before interest, taxes, depreciation, amortization, pre-opening expense and non-cash items) is presented supplementally in the tables below and in the discussion of operating results because management believes it allows for a more complete analysis of results of operations. Non-cash items, such as asset write-downs and impairment losses, are excluded from EBITDA as these items do not impact operating results on a recurring basis. EBITDA can be computed by adding depreciation, amortization, pre-opening expense, interest and dividend income from investments related to operating activities and non-cash items to operating income. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or net income), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.

    We operate in one business segment, hospitality and leisure. Our results are significantly affected by growth in the number of available rooms through acquisition and development, occupancy and room rates achieved by hotels, our ability to manage costs and the relative mix of owned, leased, managed and franchised hotels. Future operating results could be adversely impacted by increased capacity and weak demand. These conditions could limit our ability to pass through inflationary increases in operating costs in the form of higher room rates. Our ability to manage costs could be adversely impacted by significant increases in energy costs and other operating expenses resulting in lower operating margins. Increases in transportation and fuel costs or sustained recessionary periods in the U.S. (affecting domestic travel) and internationally (affecting inbound travel from abroad) could also unfavorably impact future results.

    The impact of the economic downturn in the United States had resulted in weaker demand (primarily from business travelers and group meetings) in our major markets prior to the September 11th terrorist attacks. These attacks resulted in severe declines in occupancy and room rates at most of our large owned hotels in urban markets in the weeks following the attacks. Although occupancy and rate levels have steadily increased from their mid-September lows, and we are operating the business under a theory that the weakness will be short-term, it is not possible to predict the magnitude or duration of the declines. Depending on the magnitude and duration of the declines, our operating results may continue to be negatively impacted beyond the short-term. However, these same declines may also limit the introduction of new competitive supply in our major markets. We believe that our financial strength, diverse market presence, strong brands and well-maintained, strategically located properties will enable us to remain competitive.

    We are undertaking an assessment of other costs we may incur as a result of the September 11th terrorist attacks. This assessment includes evaluating the carrying value of certain assets for non-cash impairment charges and evaluating the extent to which we may be required to fund guarantees we have issued for loan and other obligations of third parties. Our operating results for the 2001 third quarter include no charges related to such asset impairment or funding of guarantees. We are currently unable to estimate the amount of the potential impairment charges or guarantee funding, if any.

Comparison of fiscal quarters ended September 30, 2000 and 2001

Overview

    A summary of our consolidated results for the three months ended September 30, 2000 and 2001 is as follows:

	2000	2001	% Change
	(in millions, except per share amounts)
Revenue	$867	711	(18)%
Operating Income	203	127	(37)
Net Income	62	21	(66)
Basic EPS	.17	.06	(65)
Diluted EPS	.17	.06	(65)
Other Operating Data
Reconciliation of Net Income to EBITDA:
Net Income	$62	21	(66)%
Minority interest, net	—	1
Provision for income taxes	44	22
Net gain on asset dispositions	(3)	—
Interest expense, net, from unconsolidated affiliates	5	3
Interest expense	117	95
Interest and dividend income	(22)	(15)

Operating Income	203	127	(37)
Operating interest and dividend income	8	3
Depreciation and amortization(1)	104	106
Pre-opening expense	2	1

Total EBITDA	$317	237	(25)%

(1)
Includes proportionate share of unconsolidated affiliates.

    Results in the quarter were significantly impacted by severe declines in revenue per available room ("RevPAR") at most of our owned hotels in urban markets in the weeks following the September 11th terrorist attacks. Total revenue for the third quarter of 2001 was $711 million, a decrease of $156 million from the 2000 quarter. Total EBITDA was $237 million, a decrease of $80 million compared to a year ago. Our consolidated EBITDA margin decreased 3.3 points to 33.3 percent in the third quarter of 2001 from 36.6 percent in the 2000 quarter. Total operating income decreased $76 million to $127 million.

    Along with the effects of the September 11th terrorist attacks, the impact of 2000 and 2001 property sales (primarily the RFS lease termination and the sale of several Homewood Suites by Hilton properties) contributed to the decline in revenue and EBITDA. Excluding the impact of asset sales, revenue and EBITDA declined 11 percent and 24 percent, respectively. Third quarter results benefited from our continuing cost containment programs, strong sales at our timeshare operations, and a decline in average debt levels and interest rates. In addition, strong revenues from cross-selling among the brands and the success of the Hilton HHonors loyalty program contributed to gains in market share across Hilton's family of brands. Our Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Homewood Suites by Hilton and Hampton brands all continued to achieve growth in the system-wide RevPAR index, which represents the share of RevPAR these properties attain versus their respective competitive sets.

    Our domestic owned hotels contributed $137 million of EBITDA in the 2001 third quarter, compared to $208 million in the prior year quarter. The terrorist attacks of September 11th resulted in decreased earnings across our portfolio of owned hotels in the 2001 third quarter. Declines at some of our largest hotels in markets such as New York, Washington, Boston, Chicago and San Francisco were more pronounced than at our hotels in suburban and secondary markets that are more dependant on drive-in traffic. Comparisons to the 2000 quarter were also negatively impacted by owned property sales, primarily several Homewood Suites by Hilton properties sold during 2000, and the comprehensive renovation projects at the Hilton New Orleans Riverside and Hilton San Francisco. RevPAR for comparable owned properties declined 20.5 percent in the 2001 third quarter, with occupancy down 9.7 points to 70.1 percent and average daily rate down 9.5 percent to $143.66. Owned property comparable EBITDA margins declined 7.2 points to 27.4 percent. Margins were severely impacted by the immediate decline in business following the September 11th terrorist attacks and group and convention cancellations resulting in a significant decrease in high-margin food and beverage revenue.

    Our program of cost containment measures at each of our owned and managed hotels, as well as our corporate and regional offices, continued during the quarter. These initiatives include a company-wide limitation on new hires, direct energy purchase agreements combined with reduced energy consumption and hotel-level programs to improve operating efficiencies. Reflecting our theory of managing for recovery, we have reduced hours and adjusted staffing levels as necessary at our hotels to reflect the reduction in demand; however we have kept our core staff in place and have not mandated company-wide layoffs.

    Leased hotel revenue decreased $65 million or 60 percent and leased hotel EBITDA decreased $5 million or 45 percent, primarily as a result of the termination of the RFS leases in January 2001. Due to the relatively large size of the lease payments required in a hotel operating lease, the leased properties operate at margins significantly lower than our owned hotels.

    Management and franchise fee revenue decreased $10 million in the third quarter of 2001 to $79 million as a result of system-wide RevPAR declines at each of our brands, primarily due to the effects of the September 11th terrorist attacks. Fee revenue is based primarily on operating revenue at managed properties and rooms revenue at franchised properties.

    The increase in other fees and income and other operating expenses compared to the 2000 third quarter is primarily the result of strong sales at our timeshare properties. Unit sales at our timeshare properties increased 24 percent over the 2000 third quarter.

    Depreciation and amortization, including our proportionate share of depreciation and amortization from unconsolidated affiliates, increased $2 million in the third quarter of 2001 to $106 million.

Corporate Activity

    Interest and dividend income decreased $7 million compared with the prior year, primarily due to repayments on notes receivable which were outstanding in 2000. Interest expense, net of amounts capitalized, decreased $22 million reflecting lower outstanding debt balances and lower average interest rates. In the 2000 third quarter, we realized a pre-tax gain on asset dispositions of $3 million from the sale of marketable securities.

    The effective income tax rate for the third quarter of 2001 increased to 50.0% from 41.5% in the third quarter of 2000. Our effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes. The increase reflects lower pre-tax income due to the effects of the September 11th terrorist attacks, which magnifies the impact of permanent differences between book and tax earnings, primarily goodwill amortization, resulting in a higher effective tax rate.

Hotel Statistics

    RevPAR for U.S. owned-or-operated hotels and system-wide for the three months ended September 30, 2000 and 2001 is as follows:

	U.S. owned-or-operated hotels(1)
	Three months ended September 30,
	2000	2001	% Change
Hilton	$127.10	102.07	(19.7)%
Doubletree	83.07	70.12	(15.6)
Embassy Suites	101.09	85.49	(15.4)
Other	71.89	62.94	(12.4)
Total	102.87	85.10	(17.3)

(1)
Statistics are for comparable U.S. hotels, and include only hotels in the system as of September 30, 2001 and owned or operated by us since January 1, 2000.

	System-wide(2)
	Three months ended September 30,
	2000	2001	% Change
Hilton	$102.20	83.85	(18.0)%
Hilton Garden Inn	71.67	66.47	(7.3)
Doubletree	78.67	66.65	(15.3)
Embassy Suites	97.48	83.66	(14.2)
Homewood Suites by Hilton	75.84	69.94	(7.8)
Hampton	56.84	54.99	(3.3)
Other	82.20	66.64	(18.9)

(2)
Statistics are for comparable hotels, and include only hotels in the system as of September 30, 2001 and owned, operated or franchised by us since January 1, 2000.

Comparison of nine months ended September 30, 2000 and 2001

Overview

    A summary of our consolidated results for the nine months ended September 30, 2000 and 2001 is as follows:

	2000	2001	% Change
	(in millions, except per share amounts)
Revenue	$2,576	2,388	(7)%
Operating Income	626	553	(12)
Net Income	208	162	(22)
Basic EPS	.57	.44	(23)
Diluted EPS	.56	.44	(21)
Other Operating Data
Reconciliation of Net Income to EBITDA:
Net Income	$208	162	(22)%
Minority interest, net	5	6
Provision for income taxes	154	123
Net (gain) loss on asset dispositions	(32)	1
Interest expense, net, from unconsolidated affiliates	12	12
Interest expense	342	298
Interest and dividend income	(63)	(49)

Operating Income	626	553	(12)
Operating interest and dividend income	25	11
Depreciation and amortization(1)	303	311
Pre-opening expense	4	3

Total EBITDA	$958	878	(8)%

(1)
Includes proportionate share of unconsolidated affiliates.

    Total revenue for the first nine months of 2001 was $2.4 billion, a decrease of $188 million from the 2000 period. Total EBITDA was $878 million, a decrease of $80 million compared to a year ago. Our consolidated EBITDA margin decreased .4 points to 36.8 percent in the first nine months of 2001 from 37.2 percent in the 2000 nine month period. Total operating income decreased $73 million to $553 million.

    Nine month results were negatively impacted by a drop in U.S. lodging demand beginning in the second quarter, as well as a sharp decline in occupancy and room rates in the weeks following the September 11th terrorist attacks, resulting in an overall RevPAR decline at our comparable owned-or-operated hotels. Revenue and EBITDA declines during the first nine months of 2001 were also caused by 2000 and 2001 property sales. Nine month results benefited from increased cross-selling among the brands, the positive impact of the Hilton HHonors loyalty program and other sales and marketing initiatives, which contributed to gains in market share across Hilton's family of brands. Nine month 2001 results also benefited from our cost containment programs, an increase in management and franchise fee revenue primarily due to unit growth, the benefit of strong sales and the recognition of previously deferred revenue from our timeshare operations, as well as a decline in average debt levels and interest rates.

    Our domestic owned hotels contributed $532 million of EBITDA in the first nine months of 2001, compared to $639 million in the prior year period. Although more than half of the EBITDA decline can be attributed to the month of September and the aftermath of the September 11th terrorist attacks, growth in the first nine months of 2001 was also adversely impacted by comparative softness in the New York, Chicago and San Francisco markets. The market softness reflected lower attendance at group meetings and decreased transient business and was magnified when compared to the record-breaking results achieved in 2000. Comparisons to the first nine months of 2000 were also negatively impacted by owned property sales, primarily several Homewood Suites by Hilton properties sold during 2000, and the ongoing renovation projects at the Hilton New Orleans Riverside and Hilton San Francisco. Owned property comparable EBITDA margins declined 3.6 points to 31.9 percent as a result of the decline in group business in certain markets prior to the September 11th terrorist attacks, and a dramatic increase in group cancellations in the aftermath of the attacks, which negatively impacted food and beverage profits. The margin decrease was partially mitigated by the implementation of cost containment programs, which were instituted late in the first quarter of 2001. RevPAR for comparable owned properties decreased 8.8 percent in the first nine months of 2001, with occupancy down 4.8 points to 72.1 percent and average daily rate down 2.8 percent to $154.55

    Leased hotel revenue decreased $172 million or 56 percent and leased hotel EBITDA decreased $12 million or 43 percent, primarily as a result of the termination of the RFS leases in January 2001.

    Management and franchise fee revenue increased $6 million in the first nine months of 2001 to $270 million. The increase was primarily the result of new hotel openings, partially offset by a decrease in fees from comparable contracts compared to the 2000 nine month period. The decrease in fees from comparable contracts was partially mitigated by the expansion in April 2000 of the Hilton HHonors guest loyalty program to include the Hampton, Doubletree, Embassy Suites and Homewood Suites by Hilton brands, as well as our cross-selling and other marketing initiatives.

    We began to recognize revenue and expenses from our newly opened timeshare property adjacent to the Hilton Hawaiian Village Beach Resort & Spa in Honolulu in the first quarter of 2001. We also recognized previously deferred revenue and expenses associated with this project in the first quarter of 2001. The increase in other fees and income and other operating expenses compared to the 2000 nine month period is primarily the result of strong sales at the Hawaiian Village timeshare project and our other timeshare properties. The portion of this increase related to the recognition of deferred amounts from the Hawaiian Village project impacted revenue and EBITDA in the first nine months of 2001 by $34 million and $14 million, respectively. Unit sales at our timeshare properties increased 41 percent over the 2000 nine month period.

    Depreciation and amortization, including our proportionate share of depreciation and amortization from unconsolidated affiliates, increased $8 million in the first nine months of 2001 to $311 million primarily due to additional depreciation at recently renovated properties.

Corporate Activity

    Interest and dividend income decreased $14 million compared with the prior year, primarily due to repayments on notes receivable which were outstanding for most of 2000. Interest expense, net of amounts capitalized, decreased $44 million reflecting lower outstanding debt balances and lower average interest rates. We realized a pre-tax loss on asset dispositions of $1 million in 2001 primarily as a result of writing off the value assigned to several long-term management and franchise agreements which were terminated in the period; these write-offs were partially offset by the gain recognized on the sale of the Red Lion Houston and two Homewood Suites by Hilton properties. In the first nine months of 2000, we realized a pre-tax gain on asset dispositions of $32 million from the sale of marketable securities.

    The effective income tax rate for the first nine months of 2001 increased to 42.3% from 42.0% in the first nine months of 2000.

Hotel Statistics

    RevPAR for U.S. owned-or-operated hotels and system-wide for the nine months ended September 30, 2000 and 2001 is as follows:

	U.S. owned-or-operated hotels(1)
	Nine months ended September 30,
	2000	2001	% Change
Hilton	$125.60	115.22	(8.3)%
Doubletree	81.02	77.18	(4.7)
Embassy Suites	101.24	95.49	(5.7)
Other	67.36	65.27	(3.1)
Total	101.25	94.64	(6.5)

(1)
Statistics are for comparable U.S. hotels, and include only hotels in the system as of September 30, 2001 and owned or operated by us since January 1, 2000.

	System-wide(2)
	Nine months ended September 30,
	2000	2001	% Change
Hilton	$99.37	93.36	(6.0)%
Hilton Garden Inn	68.77	69.06	.4
Doubletree	76.53	73.38	(4.1)
Embassy Suites	95.72	90.94	(5.0)
Homewood Suites by Hilton	73.72	73.40	(.4)
Hampton	52.06	53.62	3.0
Other	75.95	70.33	(7.4)

(2)
Statistics are for comparable hotels, and include only hotels in the system as of September 30, 2001 and owned, operated or franchised by us since January 1, 2000.

Fourth Quarter 2001 Preliminary Outlook

    Our preliminary outlook for 2001 fourth quarter results is provided in the context of the current challenging economic environment and uncertainties facing the entire lodging industry. As such, we caution you not to place undue reliance on this guidance. See "Other Matters—Forward-Looking Statements".

    We continue to operate our business under a theory of managing for recovery, anticipating significant weakness through year-end 2001. For internal planning purposes, we are assuming a fourth quarter RevPAR decline at our comparable owned hotels of approximately 30 percent versus the 2000 period. Under such assumptions, we expect to generate approximately $100-$110 million of owned hotel EBITDA during the quarter, compared to $219 million in the 2000 period, and total EBITDA of approximately $170-$180 million, compared to $313 million in 2000. Owned hotel EBITDA margins are expected to be in the mid-20 percent range, about a 10-point decline from the 2000 quarter. Fourth quarter margins are expected to be negatively impacted by the immediate and unforeseen decline in business following the September 11th terrorist attacks and significantly reduced high-margin food and beverage revenues due to fewer group meetings. We anticipate reporting approximately break-even diluted earnings per share (excluding the impact of property transactions, if any), compared with $.17 in the 2000 period.

Other Matters

New Accounting Standards

    In January 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement requires that all derivative instruments be recorded on the balance sheet at fair value. Adoption of the statement did not have a material impact on our consolidated financial statements.

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." The effective date for implementation of this new standard is January 1, 2002. The new rules require that goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment. We expect to receive future benefits from previously acquired goodwill and brands over an indefinite period of time. We estimate that the adoption of SFAS No. 142 will result in an annual increase to net income of approximately $50 million.

Forward-Looking Statements

    Forward-looking statements in this report, including without limitation, those set forth in the notes to consolidated financial statements and under the captions "Development and Capital Spending," "Liquidity and Capital Resources," "Results of Operations" and "Other Matters," and statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

    The words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance, and are subject to risks and uncertainties, including those identified above under "Results of Operations" and those in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 under the captions "Additional Information—Business Risks," and "—Competition" and "Hotel Operations—Territorial Restrictions," the effects of economic conditions, including the magnitude or duration of the economic downturn in the United States and the effects of terrorist attacks, supply and demand changes for hotel rooms, competitive conditions in the lodging industry, relationships with clients and property owners, the impact of government regulations and the availability of capital to finance growth, which could cause actual results to differ materially from historical results or those anticipated. Although we believe the expectations reflected in these forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained and caution you not to place undue reliance on such statements. We undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risk in the form of changes in interest rates and the potential impact such change may have on our floating rate debt. We attempt to limit the impact of changes in interest rates by attaining an appropriate mix of borrowings through our bank credit facilities and commercial paper program relative to our long-term fixed rate debt.

    In August 2001, we issued $100 million of 7.43% bonds due 2009 denominated in Chilean Pesos. Payments of principal and interest on the bonds are to be adjusted for movements of the Unidad de Fomento, the Chilean inflation index published monthly by the Central Bank of Chile. We have swapped out all Chilean currency exchange rate and inflation risk by entering into a derivative contract which swaps the principal payment to a fixed U.S. dollar amount of $100 million and fixed interest payments at 7.65% of that amount. We believe it is unlikely that the counterparty will be unable to perform under the terms of the derivative instrument.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    As reported in our 2000 Annual Report on Form 10-K, a purported class action against Hilton was filed in the Court of Chancery for the State of Delaware on or about February 22, 2000, under the caption Leonard Loventhal Account v. Hilton Hotels Corporation (C.A. No. 17803NC). The plaintiff alleged that the Rights Agreement, dated as of November 29, 1999, between Hilton and ChaseMellon Shareholder Services, L.L.C., relating to our preferred share purchase rights plan, is invalid and unenforceable and violates provisions of the Delaware General Corporation Law, the Uniform Commercial Code and Hilton's Restated Certificate of Incorporation and By-Laws. In the complaint, the plaintiff sought an order declaring the Rights Agreement to be invalid and enjoining us from enforcing the Rights Agreement, and monetary damages in an unspecified amount. In an opinion dated October 10, 2000, the Court of Chancery granted our motion to dismiss this action in its entirety. On December 20, 2000, the plaintiff appealed this judgment and, on September 24, 2001, the Delaware Supreme Court entered an order affirming the dismissal of this action.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    None

    (b) Reports on Form 8-K

    We filed a Report on Form 8-K, dated August 16, 2001, under "Item 5. Other Events," disclosing the terms of our issuance of $200 million aggregate principal amount of 8% Quarterly Interest Bonds due 2031.

    We filed a Report on Form 8-K, dated August 29, 2001, under "Item 5. Other Events," disclosing the terms of our issuance of CLP 67,715,000,000 ($100 million) aggregate principal amount of 7.43% Chilean Inflation-Indexed (UF) Notes due 2009.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILTON HOTELS CORPORATION (Registrant)
Date: November 13, 2001	/s/ MATTHEW J. HART Matthew J. Hart Executive Vice President and Chief Financial Officer

QuickLinks

  PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
Consolidated Statements of Income
Hilton Hotels Corporation and Subsidiaries Consolidated Balance Sheets
Hilton Hotels Corporation and Subsidiaries Consolidated Statements of Cash Flow
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES