Form 10-K405
period 2001-12-31
HILTON HOTELS CORP
filed 2002-03-29
CIK 47580

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...................................................... to ......................................................

Commission File Number 1-3427

HILTON HOTELS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2058176 (I.R.S. Employer Identification Number)
9336 Civic Center Drive Beverly Hills, California (Address of principal executive offices)	90210 (Zip Code)

Registrant's telephone number, including area code:    (310) 278-4321

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $2.50 per share 8% Quarterly Interest Bonds due 2031	New York, Pacific New York

Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes /X/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

        Based upon the March 25, 2002 New York Stock Exchange closing price of $14.10 per share, the aggregate market value of Registrant's outstanding Common Stock held by non-affiliates of the Registrant was approximately $4.8 billion. On that date, there were 369,880,356 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of Registrant's annual report to stockholders for the fiscal year ended December 31, 2001 are incorporated by reference under Parts I and II. Certain portions of Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III.

i

ii

PART I

Item 1.    Business

GENERAL INFORMATION

Current Operations

        Hilton Hotels Corporation is primarily engaged, together with its subsidiaries, in the ownership, management and development of hotels, resorts and timeshare properties and the franchising of lodging properties. As of December 31, 2001, our system contained 1,986 properties, totaling over 327,000 rooms worldwide. Of such properties, we owned an interest in and operated 130 hotels, leased nine hotels, managed 210 hotels owned by others and franchised 1,612 hotels owned and operated by third parties. Also included in the number of properties in our system are 25 timeshare properties which we managed or franchised. All of these properties are located in the United States, with the exception of 11 hotels in which we own an interest and/or manage and 40 hotels which we franchise.

        Our hotel brands include Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Hampton, Homewood Suites by Hilton, Conrad and Harrison Conference Centers. Our hotel system also includes certain properties that are not company branded. We develop and operate timeshare resorts through Hilton Grand Vacations Company and its related entities, which we wholly own. We are also engaged in various other activities related or incidental to the operation of hotels.

        Hilton was organized in the State of Delaware on May 29, 1946. Our principal executive offices are located at 9336 Civic Center Drive, Beverly Hills, California 90210, and our telephone number is (310) 278-4321.

        For additional information, see our Annual Report to Stockholders for the fiscal year ended December 31, 2001 (the "Stockholder Report"). Portions of the Stockholder Report are included as Exhibit 13 to this Form 10-K and, to the extent specific references are made to such portions of the Stockholder Report, those provisions are incorporated in this Form 10-K by reference.

Recent Developments

  Hotel Properties

  •
  In December 2001, we sold our Red Lion hotel chain through a sale of the capital stock of Red Lion Hotels, Inc. to WestCoast Hospitality Corporation. The Red Lion portfolio we sold consisted of 41 Red Lion hotels (eight owned, 11 leased and 22 franchised) and two Doubletree hotels (one owned and one leased), with a total of approximately 6,500 rooms.

  •
  In October 2001, we completed a transaction with CNL Hospitality Corp. in which the two companies formed a partnership to own four hotels that we manage under long-term agreements.

  •
  In June 2001, we sold two Homewood Suites by Hilton properties for approximately $22 million. We continue to manage these properties.

  •
  In June 2001, we were selected to manage a new 800-room convention hotel in downtown Austin, Texas, with completion of construction scheduled in the first quarter of 2004.

  •
  In May 2001, we completed construction of the new 453-room Kalia Tower at the Hilton Hawaiian Village Beach Resort & Spa.

  •
  In April 2001, we completed the sale of the Homewood Suites by Hilton in Washington, D.C. for approximately $23 million under the terms of an agreement announced in December 2000. We continue to manage this property.

  •
  In March 2001, we were selected to manage a new 1,200-room convention hotel in downtown Houston, Texas, with completion of construction scheduled in the fourth quarter of 2003.

  •
  In January 2001, we completed the sale of 52 operating leases and four management contracts on hotels owned by RFS Hotel Investors, Inc. to RFS for approximately $60 million in cash. We also sold 973,684 shares of RFS preferred stock to RFS for $13 million in cash.

  •
  In January 2001, we entered into an agreement to affiliate 13 Camino Real hotels and resorts located in Mexico, and one Camino Real hotel in Texas, into our family of brands.

  •
  In January 2001, we entered into two year agreements to manage 15 Hampton Inn hotels and one Homewood Suites by Hilton hotel owned by Equity Inns, Inc.

  •
  In January 2001, we sold the Red Lion Houston for approximately $20 million.

  Timeshare Properties

  •
  In January 2001, we opened a new 264-unit timeshare resort at the Hilton Hawaiian Village Beach Resort & Spa, developed through the conversion of an apartment tower to timeshare units.

  •
  We are developing a new 1,500-unit timeshare resort on Las Vegas Boulevard in Las Vegas, Nevada and a new 384-unit timeshare resort in Orlando, Florida. These projects were postponed in light of the September 11th terrorist attacks and we are evaluating resumption of the projects.

  Hotel Development

        During 2001, we added a total of 169 hotels or approximately 23,800 rooms to our portfolio, including an increase of 147 franchised properties and seven managed properties owned by third parties. A total of 103 properties or approximately 17,000 rooms were removed from our hotel system during 2001, including 36 non-company branded hotels (with approximately 5,800 rooms) that were part of lease agreements with RFS which terminated in January 2001 and 43 hotels (with approximately 6,500 rooms) that were part of the sale of the Red Lion hotel chain in December 2001.

  Additional Information

        For a more detailed description of our recent developments, see "Hotel Operations" and "Timeshare Operations." For a description of our planned expansion activities, see "Hotel Operations—Expansion Program" and "Timeshare Operations." For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 36 in the Stockholder Report.

Promus Acquisition

        On November 30, 1999, we consummated our acquisition of Promus Hotel Corporation ("Promus") through the merger of Promus into a wholly owned subsidiary of Hilton (the "Promus Acquisition"). As a result of the Promus Acquisition, we added over 1,450 properties representing over 200,000 rooms to our hotel system, along with a complementary portfolio of hotel brand names including Doubletree, Embassy Suites, Hampton, Homewood Suites, Red Lion and Harrison Conference Centers. The Promus Acquisition has created a more diversified and balanced income stream by increasing the percentage of revenue that we derive from management and franchise fees, both of which require little or no ongoing capital investment by us. We believe that the Promus Acquisition has yielded and will continue to yield significant synergies, economies of scale and revenue enhancements by providing greater opportunity for expansion with multiple brands and market segments; spreading overhead over a wider base of properties; and including the Promus brands in the Hilton HHonors Worldwide frequent guest program, the Hilton Reservations Worldwide central reservation system and our sales and marketing initiatives. For additional information, see "Acquisitions and Dispositions—Acquisition of Promus Hotel Corporation" in the Notes to Consolidated Financial Statements on pages 44 and 45 in the Stockholder Report.

Separation of Gaming Business

        On December 31, 1998, we completed a spin-off that split our operations into two independent public corporations, one for conducting our hotel business and one for conducting our gaming business. Hilton retained ownership of the hotel business. We transferred the gaming business to a new corporation named Park Place Entertainment Corporation, and distributed the stock of Park Place to our stockholders on a one-for-one basis.

Industry Segments

        We operate in three reportable business segments: hotel ownership; managing and franchising; and timeshare. For additional information, see "Segment Information" in the Notes to Consolidated Financial Statements on page 54 in the Stockholder Report.

        As of December 31, 2001, we managed (and in some cases, partially owned) hotel properties in Belgium, Egypt, England, Hong Kong, Ireland, Puerto Rico, Singapore and Turkey. We also franchised hotel properties in Canada, Colombia, Costa Rica, Ecuador, Mexico, Peru, Puerto Rico and Venezuela. To date, the amounts of revenues, operating profits and identifiable assets attributable to geographic areas outside the United States have not been material.

HOTEL OPERATIONS

Hotel Properties

  Owned Hotels

        As of December 31, 2001, we owned a majority or controlling interest in and operated 65 hotels, representing 33,536 rooms. The owned hotels include some of our largest and most profitable hotels, including:

  •
  the 1,425-room Waldorf=Astoria;

  •
  the 2,086-room Hilton New York;

  •
  the 2,998-room Hilton Hawaiian Village Beach Resort & Spa;

  •
  the 1,895-room Hilton San Francisco;

  •
  the 1,544-room Hilton Chicago;

  •
  the 1,639-room Palmer House Hilton;

  •
  the 1,119-room Hilton Washington; and

  •
  the 1,600-room Hilton New Orleans Riverside.

        Included in the number of owned hotels are 12 hotels for which we lease the land upon which the hotels are located. The expiration dates of the leases range up to 2044, with certain leases containing renewal options for 30 to 40 years. Under these leases, we own the buildings and leasehold improvements and all furniture and equipment, are responsible for repairs, maintenance, operating expenses and lease rentals, and retain complete managerial discretion over operations. Generally, we pay a percentage rental based on the gross revenue of the facility. Upon the expiration of such leases, the buildings and other leasehold improvements presently owned by us revert to the landlords. For additional information, see "Leases" in the Notes to Consolidated Financial Statements on page 54 in the Stockholder Report.

  Leased Hotels

        As of December 31, 2001, we leased nine hotels, representing 2,836 rooms. Under these leases, we lease the hotel from its owner, manage the hotel and are generally responsible for all aspects of the hotel's operations and recognize all revenues and substantially all expenses associated with the hotel's operations. Although, in general, replacement of furniture, fixtures and equipment is the landlord's responsibility, we are obligated under certain leases to maintain and replace these items. Lease terms typically require us to pay a fixed monthly base rent regardless of the performance of the hotel and a variable rent based on a percentage of revenue or income.

        In January 2001, we completed the sale of operating leases relating to 52 hotels that we leased pursuant to substantially similar lease agreements with subsidiaries of RFS Hotel Investors, Inc. See "Alliances—RFS Hotel Investors" below. In December 2001, we sold 12 operating leases in connection with the sale of the Red Lion brand. See "General Information—Recent Developments—Hotel Properties." For additional information, see "Acquisitions and Dispositions—Asset Dispositions" and "Leases" in the Notes to Consolidated Financial Statements on pages 45 and 46 and page 54 in the Stockholder Report.

  Joint Ventures

        As of December 31, 2001, we had a minority or non-controlling ownership interest in and operated 65 hotels, representing 19,604 rooms. These hotels are owned by joint ventures of which we own a minority or non-controlling interest. We have a right of first refusal to purchase additional equity interests in certain of these joint ventures. We manage each of the partially owned hotels for the entity owning the hotel. For additional information, see "Alliances" below.

  Managed Hotels

        As of December 31, 2001, we managed 210 hotels, representing 53,776 rooms, which are wholly owned by others. Under our standard management agreement, we operate a hotel for the benefit of its owner, which either owns or leases the hotel and the associated personal property. Our management fee is generally based on a percentage of each hotel's gross revenue plus, in the majority of properties, an incentive fee based on operating performance. The terms of our management agreements are for various periods and generally contain renewal options, subject to certain termination rights.

        Under the management agreements, all operating and other expenses are paid by the owner, and we are generally reimbursed for our out-of-pocket expenses. In turn, our managerial discretion is subject to approval by the owner in certain major areas, including the approval of capital expenditure budgets.

  Franchise Hotels

        As of December 31, 2001, we franchised 1,612 hotels, representing 214,824 rooms, which are owned and operated by third parties. In general, franchisees pay us an initial fee based on the number of rooms in a franchise hotel and a continuing fee based on a percentage of the hotel's rooms revenue, which may be up to 5% of rooms revenue depending on the brand. Although we do not directly participate in the management or operation of franchise hotels, we conduct periodic inspections to ensure that our standards are maintained and render advice with respect to hotel operations. We generally approve the plans for, and the location of, franchise hotels and assist in their design.

Hotel Brands

        We operate hotels through the brands described below, which target a wide variety of markets and geographic areas. In 2001, our Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Homewood Suites by Hilton and Hampton brands all achieved growth in the system-wide RevPAR (rooms revenue divided by the number of available rooms) index, which represents the share of RevPAR these properties attain versus their respective competitive sets. Increased cross-selling among the brands, the positive impact of the Hilton HHonors guest loyalty program and other sales and marketing initiatives contributed to the gains in market share across our family of brands in 2001.

  Hilton

        Hilton hotels are our upscale, full-service hotels that typically include swimming pools, gift shops and retail facilities, meeting and banquet facilities, restaurants and lounges, room service, parking facilities and other services. The Hilton brand also includes Hilton Suites hotels which are upscale, extended stay all-suite hotels. As of December 31, 2001, there were 229 Hilton hotels, representing 86,063 rooms, located in 40 states, the District of Columbia, Canada and Mexico. As of December 31, 2001, there were six Hilton hotels under construction, of which three will be franchise hotels and three will be managed hotels.

  Hilton Garden Inn

        Hilton Garden Inn hotels are our upper mid-market, limited-service hotels that utilize a modular design constructed around a courtyard containing an indoor or outdoor swimming pool. As of December 31, 2001, there were 125 Hilton Garden Inn hotels, representing 17,288 rooms, located in 35 states, the District of Columbia, Canada and Mexico. As of December 31, 2001, 38 Hilton Garden Inn hotels were under construction, all of which will be franchise hotels.

  Doubletree

        Doubletree hotels are our full-service hotels in the mid-market to upscale hotel category. The Doubletree brand also includes the Doubletree Guest Suites all-suite hotels and the moderately priced Doubletree Club hotels. As of December 31, 2001, there were 151 Doubletree hotels, representing 40,888 rooms, located in 37 states, the District of Columbia and Latin America. As of December 31, 2001, six Doubletree hotels were under construction, all of which will be franchise hotels.

  Embassy Suites

        Embassy Suites are our upscale, all-suite hotels that feature two-room guest suites with a separate living room and dining/work area and a complimentary cooked-to-order breakfast. Most Embassy Suites hotels are built around a landscaped atrium. In 2001, the Embassy Suites brand earned the J.D. Power Award as "Best in Category" for the third straight year. As of December 31, 2001, there were 168 Embassy Suites, representing 41,335 rooms, located in 37 states, the District of Columbia, Canada, Puerto Rico and Latin America. As of December 31, 2001, seven Embassy Suites hotels were under construction, of which six will be franchise hotels and one will be a managed hotel.

  Homewood Suites by Hilton

        Homewood Suites by Hilton are our upscale, extended stay hotels that feature residential-style accommodations including business centers, swimming pools, convenience stores and limited meeting facilities. In 2001, the Homewood Suites brand earned the J.D. Power Award as "Best in Category." As of December 31, 2001, there were 104 Homewood Suites, representing 11,603 rooms, located in 32 states and the District of Columbia. As of December 31, 2001, 12 Homewood Suites were under construction, of which 11 will be franchise hotels and one will be a managed hotel.

  Hampton

        Hampton Inn hotels are our moderately priced hotels with limited food and beverage facilities. The Hampton brand also includes Hampton Inn & Suites hotels which offer both traditional hotel room accommodations and apartment-style suites within one property. In 2001, the Hampton brand earned the J.D. Power Award as "Best in Category" for the third straight year. As of December 31, 2001, there were 1,144 Hampton hotels, representing 117,806 rooms, located in 49 states, Canada, Puerto Rico and Latin America. As of December 31, 2001, 75 Hampton hotels were under construction, all of which will be franchise hotels.

  Other Brands

        In addition to the hotel brands described above, as of December 31, 2001, there were 40 hotels, representing 9,593 rooms, operated under other brand names. These hotels are operated under our brand names described below or under third party brands pursuant to contractual arrangements.

  •
  Conrad. Conrad hotels are our upscale, full-service hotels located outside the United States. As of December 31, 2001, we managed, and in some cases partially owned, nine Conrad hotels, representing 3,491 rooms, located in Belgium, Egypt, England, Hong Kong, Ireland, Singapore and Turkey. We have entered into agreements to manage four additional Conrad hotels. Future development of Conrad hotels is subject to our agreements with Hilton Group plc. See "Alliances—Hilton Group" and "Territorial Restrictions" below.

  •
  Harrison Conference Centers. We own and operate Harrison Conference Centers which are conference centers and hotels that target upscale corporate convention groups, executive education and training groups, sales meetings and other group meetings. As of December 31, 2001, we operated 12 Harrison Conference Centers, representing 1,815 rooms.

Expansion Program

  Overview

        We intend to grow our hotel brands primarily through franchising and the addition of management contracts, which require little or no capital investment. In addition, we will continue to invest in normal capital replacements and select major renovation projects at our owned hotels, and we may seek to acquire hotel properties on a strategic and selective basis.

  Construction and Renovation

        We seek to maintain our competitive advantage by consistently improving our hotel system through renovation programs and the construction of new properties or additions to existing hotels. Since January 1, 2001, we have completed or commenced construction projects or renovation programs at a number of properties, including the following:

  Hilton

  •
  Hilton Hawaiian Village Beach Resort & Spa—completed construction of the new 453-room Kalia Tower, featuring a world class health club and wellness spa, retail shops and an interactive Hawaiian cultural center.

  •
  Hilton Seattle Airport—completed construction of a 222-room addition to the property, including a new conference center and the renovation of existing rooms.

  •
  Waldorf=Astoria—completed the renovation of the Starlight Roof ballroom and the construction of 13 new executive meeting rooms.

  •
  Hilton Portland—continued construction of a 319-room tower addition to the property, which is scheduled to be completed in the second quarter of 2002.

  •
  Hilton New Orleans Riverside—continued an extensive renovation of 1,150 guest rooms and suites, which is scheduled to be completed in the fourth quarter of 2002.

  •
  Hilton San Francisco—commenced the renovation of 568 guest rooms and suites and construction of a new world class health spa and a 44th floor executive lounge. The guest rooms and executive lounge are expected to be completed by the summer of 2002 and the health spa is scheduled to be completed by the end of 2002.

  Doubletree

  •
  Doubletree Hotel San Jose—completed the renovation of the lobby and meeting space and the construction of a new restaurant.

  •
  Doubletree Hotel Ontario Airport—completed construction of a 145-room addition to the property.

  Embassy Suites

  •
  Embassy Suites Sacramento—continued construction of a new 248-suite hotel property, which is scheduled to be completed in spring 2002.

  Homewood Suites by Hilton

  •
  Homewood Suites by Hilton, Albuquerque—completed construction of a new 151-suite hotel.

  •
  Homewood Suites by Hilton, Colorado Springs—completed construction of a new 127-suite hotel.

  •
  Homewood Suites by Hilton, Washington, D.C.—completed construction of a new 175-suite hotel, was which sold to a third party.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 36 in the Stockholder Report. For a description of construction projects relating to our timeshare resorts, see "Timeshare Operations."

  Managed and Franchised Hotels

        During 2001, we added a total of 169 hotels or approximately 23,800 rooms to our portfolio, including an increase of 147 franchised properties and seven managed properties owned by third parties. A total of 103 properties or approximately 17,000 rooms were removed from our hotel system during 2001, including 36 non-company branded hotels (with approximately 5,800 rooms) that were part of lease agreements with RFS which terminated in January 2001 and 43 hotels (with approximately 6,500 rooms) that were part of the sale of the Red Lion hotel chain in December 2001.

        We anticipate that a likely slowdown in hotel construction, due in part to a difficult financing environment for hotel owners, and the sale of the Red Lion brand will impact 2002 openings. We currently expect to add 130 to 160 hotels or 16,000 to 20,000 rooms to our system in 2002, with Hampton Inn and Hilton Garden Inn accounting for most of the new development. Achieving the upper end of these ranges is dependent upon successfully converting existing hotels to our brands. Given the challenging environment for many operators and the market share leadership of our brands, we anticipate having the opportunity to convert several existing hotel properties to one of our brands in 2002.

        Our ability to grow the number of managed and franchised hotels is affected by, among other things: national and regional economic conditions, including the magnitude and duration of the current economic downturn in the United States; the effects of actual and threatened terrorist attacks; credit availability; relationships with franchisees and owners; and competition from other hotel brands.

  International Hotels

  Camino Real Hotels

        In January 2001, we entered into an agreement to affiliate 13 Camino Real hotels and resorts located in Mexico, and one Camino Real hotel in Texas, into our family of brands. Since April 1, 2001, these Camino Real hotels have participated in the Hilton HHonors Worldwide guest loyalty program, the Hilton Reservations Worldwide reservation system and our sales and marketing programs. In April 2001, the hotel in Texas was rebranded the Hilton Camino Real El Paso.

  Conrad

        We have entered into a management agreement to operate a new Conrad hotel in Bangkok, Thailand, which is scheduled to open in the fourth quarter of 2002. We have also entered into a management agreement to operate, and will own a 10% equity interest in, a new Conrad hotel in Jakarta, Indonesia.

        Development of additional international hotels by us under the "Hilton" and "Conrad" names is subject to agreements we entered into with Hilton Group plc, formerly known as Ladbroke Group PLC ("Hilton Group"). We have formed a joint venture with Hilton Group to develop the Conrad brand on a worldwide basis. See "Alliances—Hilton Group" and "Territorial Restrictions." Pursuant to the alliance with Hilton Group, we have entered into management agreements to operate the following properties: (i) the Mount Juliet Conrad golf resort in Ireland, with our management scheduled to commence in spring 2002; and (ii) a newly built Conrad hotel in Bali, Indonesia, which is scheduled to open in the fourth quarter of 2004.

Alliances

  Hilton Group

        In 1997, we entered into agreements with Hilton Group, whose wholly owned subsidiary Hilton International Co. ("HI"), owns the rights to the Hilton name outside the United States. The agreements provide for the reunification of the Hilton brand worldwide through a strategic alliance between the companies, including cooperation on sales and marketing, loyalty programs and other operational matters. Pursuant to these agreements, both companies have integrated their reservation systems under Hilton Reservations Worldwide, launched the Hilton HHonors Worldwide loyalty program, integrated worldwide sales offices, developed joint marketing initiatives and adopted a Hilton brand identity used by both companies. See "Additional Information—Reservation System" and "—HHonors." Stephen F. Bollenbach, our President and Chief Executive Officer, is a non-executive director of Hilton Group and David Michels, Chief Executive of Hilton Group, is one of our non-executive directors.

        In November 2000, we announced the formation of a joint venture company with Hilton Group to expand the Conrad brand of luxury hotels on a worldwide basis. The joint venture company, which is owned 50% by each of Hilton and HI, seeks to develop the Conrad brand primarily through management contracts, the construction of new hotels requiring modest investment by the joint venture partners and through the conversion of existing hotels to the Conrad brand. In June 2001, we renamed the tower portion of the Waldorf=Astoria as the Waldorf Towers, a Conrad Hotel, making it the first Conrad hotel in North America. Separate from the joint venture with HI, we continue to manage and retain our ownership interest, if any, in the nine Conrad hotels we operated prior to formation of the joint venture. See "Hotel Brands—Other Brands—Conrad."

  CNL Joint Venture

        In October 2001, we completed a transaction with CNL Hospitality Corp. in which the two companies formed a partnership that owns four hotel properties: the 500-room Hilton Miami Airport in Florida; the 276-room Embassy Suites Portland in Oregon; the 484-room Hilton Costa Mesa in California; and the 224-room Hilton Suites Auburn Hills in Michigan. We contributed the Embassy Suites Portland and the Hilton Suites Auburn Hills while CNL contributed the Hilton Miami Airport and the Hilton Costa Mesa to the partnership. CNL purchased the Hilton Costa Mesa from us in September 2001 for approximately $58 million, prior to the formation of the partnership. In October 2001, the partnership mortgaged these four hotels and used a portion of the loan proceeds to distribute $43 million to Hilton. Following this distribution, we have a 30% interest in the partnership. We manage each of the four hotel properties under long-term agreements.

  RFS Hotel Investors

        Pursuant to an agreement we entered into with RFS Hotel Investors, Inc., in January 2001 we completed the sale of 52 operating leases and four management contracts on hotels owned by RFS to RFS for approximately $60 million in cash. Pursuant to this agreement, we also sold 973,684 shares of RFS preferred stock to RFS for $13 million in cash.

  FelCor

        As of December 31, 2001, FelCor Lodging Trust Inc. ("FelCor") owned or had an interest in 83 of our hotels and we owned approximately 1.5 million shares of FelCor common stock, representing approximately 3% of FelCor's outstanding common stock.

  Candlewood

        As of December 31, 2001, we owned approximately 2.6 million shares of Candlewood Hotel Company ("Candlewood") common stock, representing approximately 29% of Candlewood's outstanding common stock. We also have notes receivable from Candlewood with an outstanding principal balance of $13.5 million at December 31, 2001.

        As part of an agreement made by a Promus subsidiary prior to the Promus Acquisition, we provide credit support for a loan facility utilized by Candlewood to provide construction and permanent financing to Candlewood and its franchisees. As of December 31, 2001, we have guaranteed $18 million of such financing, which represents our maximum exposure under the credit support agreement.

Development Financing

        To assist prospective owners in obtaining financing for hotel projects, we have programs to provide alternative capital sources to qualified owners. Hilton Mortgage Acceptance Corp. ("HilMAC"), a third party lending entity, provides first mortgage construction financing to franchisees for select Hilton Garden Inn, Homewood Suites by Hilton, Hampton and Embassy Suites hotels. We have guaranteed $45 million of loans outstanding under the HilMAC program. We also provide secondary financing to franchisees under a mezzanine financing program. As of December 31, 2001, loans outstanding under this program totaled approximately $52 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 36 in the Stockholder Report.

Territorial Restrictions

        Certain franchise and management agreements entered into by Hilton and Promus contain provisions that may have the effect of limiting or restricting Hilton's or Promus' right to own, manage or franchise additional hotels, or in some cases brands, in a specified geographic area. Such provisions vary significantly in their applicability and scope and may be subject to differing interpretations. As a result of the Promus Acquisition, we own, manage or franchise hotels in circumstances that may give rise to claims that such hotels conflict with or violate such provisions. To the extent that such conflicts arise, we seek to resolve them by negotiation with the relevant parties. In the event that such resolution cannot be achieved, litigation may result in damages or other remedies against us. Such remedies could include termination of the right to own, manage or franchise the relevant property. Although no assurance can be given that we will be able to renegotiate successfully or otherwise resolve the effects of all conflicts in each instance, these conflicts have not had, and are not expected to have, a material adverse effect on our financial position or results of operations.

        We have entered into agreements which restrict our right to operate hotels in various areas under the "Hilton" or "Conrad" names. Pursuant to an agreement entered into in 1964 at the time we distributed to our stockholders all of the issued and outstanding capital stock of HI, we were prohibited from operating facilities outside the United States identified as "Hilton" hotels and HI was prohibited from operating facilities within the United States identified as "Hilton" hotels. We conduct certain of our international hotel operations under the Conrad name. See "Hotel Brands—Other Brands—Conrad."

        We have entered into agreements with the Hilton Group, the parent company of HI, to form a strategic alliance which reunites the Hilton name. Pursuant to these agreements, HI has granted a license to us to develop franchise properties under the Hilton and Hilton Garden Inn names in Canada, Mexico and the Island of St. John, U.S. Virgin Islands, for a period of 20 years. We have formed a joint venture with HI to develop the Conrad brand on a worldwide basis. Subject to the foregoing restrictions as to the use of the "Hilton" and "Conrad" names, Hilton and HI can compete in all, and do compete in certain, markets. See "Alliances—Hilton Group" above.

Potential Acquisitions

        We continuously evaluate acquisition opportunities and may, from time to time, negotiate to engage in a business combination transaction or other acquisition. However, there is no assurance that we will engage in any such transactions.

Property Transactions

        We continuously evaluate our property portfolio and intend to dispose of our interests in hotels or properties that, in our opinion, no longer yield an adequate return on investment or conform to our long range plans. See "General Information—Recent Developments—Hotel Properties" for a description of certain properties we sold in 2001. In addition, we will continue to review our hotel portfolio for potential repositioning or re-branding opportunities.

Statistical Information

        The following table sets forth certain information for our properties with respect to the number of properties and rooms as of December 31, 2000 and 2001:

	2000 Number of		2001 Number of		Change in Number of
Brand
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
Hilton
Owned	40	27,480	38	27,519	(2)	39
Leased	1	499	1	499	—	—
Joint Venture	3	1,897	6	3,104	3	1,207
Managed	14	10,207	15	9,970	1	(237)
Franchised	170	45,160	169	44,971	(1)	(189)

Total	228	85,243	229	86,063	1	820
Hilton Garden Inn
Owned	1	162	1	162	—	—
Joint Venture	2	280	2	280	—	—
Franchised	86	12,133	122	16,846	36	4,713

Total	89	12,575	125	17,288	36	4,713
Doubletree
Owned	10	3,290	9	3,156	(1)	(134)
Leased	8	2,555	6	2,151	(2)	(404)
Joint Venture	31	8,475	30	8,277	(1)	(198)
Managed	62	17,295	61	16,870	(1)	(425)
Franchised	48	10,933	45	10,434	(3)	(499)

Total	159	42,548	151	40,888	(8)	(1,660)
Embassy Suites
Owned	6	1,299	5	1,023	(1)	(276)
Joint Venture	22	6,063	23	6,339	1	276
Managed	57	14,375	61	15,771	4	1,396
Franchised	73	16,773	79	18,202	6	1,429

Total	158	38,510	168	41,335	10	2,825
Homewood Suites by Hilton
Owned	7	895	7	905	—	10
Managed	24	2,820	29	3,473	5	653
Franchised	63	6,759	68	7,225	5	466

Total	94	10,474	104	11,603	10	1,129
Hampton
Owned	1	133	1	133	—	—
Leased	18	2,250	—	—	(18)	(2,250)
Managed	12	1,603	27	3,570	15	1,967
Franchised	1,042	107,245	1,116	114,103	74	6,858

Total	1,073	111,231	1,144	117,806	71	6,575
Timeshare	25	2,815	25	2,911	—	96
Other(1)
Owned	13	1,975	4	638	(9)	(1,337)
Leased	46	7,298	2	186	(44)	(7,112)
Joint Venture	3	1,433	4	1,604	1	171
Managed	22	4,822	17	4,122	(5)	(700)
Franchised	10	1,714	13	3,043	3	1,329

Total	94	17,242	40	9,593	(54)	(7,649)
Total
Owned	78	35,234	65	33,536	(13)	(1,698)
Leased	73	12,602	9	2,836	(64)	(9,766)
Joint Venture	61	18,148	65	19,604	4	1,456
Managed	191	51,122	210	53,776	19	2,654
Franchised	1,492	200,717	1,612	214,824	120	14,107
Timeshare	25	2,815	25	2,911	—	96

TOTAL PROPERTIES	1,920	320,638	1,986	327,487	66	6,849

(1)
Includes properties operated under our Conrad and Harrison Conference Center brands, and properties operated under third party brands pursuant to contractual arrangements.

        For purposes of the table above, "owned" properties are those in which we have a majority or controlling ownership interest and "joint venture" properties are those in which we have a minority or non-controlling ownership interest. For additional information, see "Hotel Properties" above.

        The following table sets forth certain information for our hotel properties with respect to occupancy rates, average room rates and revenue per available room for the fiscal years ended December 31, 2000 and 2001:

	2000(1)	2001(1)	% Change
Hilton
Occupancy	72.7%	67.5%	(5.2)pts
Average rate	$135.69	$131.13	(3.4)%
RevPAR(2)	$98.65	$88.48	(10.3)%
Hilton Garden Inn
Occupancy	66.6%	65.2%	(1.4)pts
Average rate	$101.21	$100.78	(0.4)%
RevPAR(2)	$67.40	$65.72	(2.5)%
Doubletree
Occupancy	70.1%	66.6%	(3.5)pts
Average rate	$107.72	$105.09	(2.4)%
RevPAR(2)	$75.54	$69.99	(7.3)%
Embassy Suites
Occupancy	74.2%	68.3%	(5.9)pts
Average rate	$126.09	$126.43	0.3%
RevPAR(2)	$93.52	$86.31	(7.7)%
Homewood Suites by Hilton
Occupancy	73.9%	70.9%	(3.0)pts
Average rate	$97.86	$98.99	1.2%
RevPAR(2)	$72.32	$70.14	(3.0)%
Hampton
Occupancy	67.9%	67.1%	(0.8)pts
Average rate	$74.85	$76.64	2.4%
RevPAR(2)	$50.79	$51.46	1.3%
Other(3)
Occupancy	64.7%	58.8%	(5.9)pts
Average rate	$123.19	$118.44	(3.9)%
RevPAR(2)	$79.70	$69.63	(12.6)%

(1)
Statistics are for comparable hotels, and include only hotels in our system as of December 31, 2001 and owned, operated or franchised by us since January 1, 2000.

(2)
RevPAR is equal to rooms revenue divided by the number of available rooms.

(3)
Includes properties operated under our Conrad and Harrison Conference Center brands, and properties operated under third party brands pursuant to contractual arrangements.

        For additional information regarding our hotel brands, see "Hotel Brands" above.

        The following table sets forth certain statistical information for our hotel properties by geographic region as of and for the year ended December 31, 2001:

	Properties	Rooms	Occupancy	Room Rate	RevPAR
Owned, Leased and Managed Hotels:
Pacific/Mountain	103	39,769	68.2%	$123.41	$84.20
North Central	49	15,346	66.1	129.26	85.47
South Central	66	15,758	67.7	118.71	80.35
New England/Middle Atlantic	41	14,943	70.5	176.23	124.16
South Atlantic	79	21,819	67.1	128.07	85.90
International	11	4,117	61.7	151.64	93.58

Total	349	109,752	67.7%	$132.38	$89.68

Franchise Hotels	1,612	214,824	66.8%	$89.40	$59.74

        In the table above, statistics are for comparable hotels, and include only hotels in our system as of December 31, 2001 and owned, operated or franchised by us since January 1, 2000. For additional information regarding our number of properties, number of available rooms and statistical information, see the Supplementary Financial Information and FiveYear Summary on pages 58 and 59 in the Stockholder Report.

TIMESHARE OPERATIONS

        Hilton Grand Vacations Company and its related entities ("HGVC"), which we wholly own, currently manage 18 timeshare resorts in Florida, two in Nevada and one in Hawaii. In addition, HGVC operates the HGVClub, a points based reservation and exchange system. HGVC has recently opened or is currently developing the following projects:

  •
  In January 2001, HGVC opened a new 264-unit timeshare resort at the Hilton Hawaiian Village Beach Resort & Spa in Honolulu, Hawaii, developed through the conversion of an apartment tower to timeshare units.

  •
  HGVC has completed 324 units of a 468-unit timeshare resort located adjacent to Sea World in Orlando, Florida.

  •
  HGVC is developing a new 1,500-unit timeshare resort on Las Vegas Boulevard in Las Vegas, Nevada and broke ground on this project in May 2001. We postponed this project in light of the September 11th terrorist attacks. We are evaluating resumption of this project.

  •
  HGVC is developing a new 384-unit timeshare resort in Orlando, Florida and broke ground on this project in May 2001. We postponed this project in light of the September 11th terrorist attacks. We are evaluating resumption of this project.

        We also manage two timeshare resorts and franchise two resorts in the United States under the Embassy Vacation Resort name. We have affiliated 28 timeshare resorts with the HGVClub. HGVC is actively seeking new management, development and acquisition opportunities in other destination resort locations.

ADDITIONAL INFORMATION

Casino Windsor

        We own a 50% equity interest in Windsor Casino Limited, which operates the 400-room Casino Windsor in Windsor, Ontario, Canada for the Ontario provincial government under a management contract. This hotel casino features a 75,000 square foot casino and entertainment and meeting facilities. See "Additional Information—Regulation and Licensing—Ontario Gaming Laws."

Design and Furnishing Services

        Hilton Supply Management, our wholly owned subsidiary which previously conducted operations under the name of Hilton Equipment Corporation, provides design and furnishing services to our hotels and to hotels owned and operated by others. These services include the purchase and distribution of furniture, furnishings, equipment, food, beverage and operating supplies. The revenues of this operation depend primarily on the number of new hotels we operate or franchise and on refurbishing and remodeling of our existing hotels.

Reservation System

        Hilton Reservations Worldwide, LLC ("HRW") oversees a worldwide reservation system for hotels owned, operated or franchised by Hilton, HI, our respective affiliates and others. Hilton and HI each own a 50% interest in HRW. HRW uses an updated computerized reservation system called Hilstar and we are consolidating the reservation system used by Promus with the Hilstar system. The domestic HRW reservation agents utilize an automated system that enables them to automatically cross-sell among all of our hotel brands which has benefited, and which we expect will continue to benefit, all of our hotel brands.

HHonors

        Pursuant to the alliance agreements we entered into with HI, Hilton and HI each own a 50% interest in the Hilton HHonors Worldwide, LLC guest loyalty program ("HHonors"). HHonors includes the Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Homewood Suites by Hilton, Hampton and Conrad brands. HHonors has a total membership of more than 12 million travelers. We expect HHonors to continue to have a positive impact on the brands that participate in the program.

E-Business

        We operate the award winning Hilton worldwide internet website (www.hiltonworldwide.com) and our various hotel brand websites which provide cost effective customer service, including online hotel reservations and HHonors enrollment. We also provide various business, technology and information services for our hotel guests.

Trademarks

        The following trademarks used herein are owned by us and are registered as trademarks in the United States and in certain foreign countries: Conrad™, Doubletree®, Doubletree Club Hotel®, Doubletree Guest Suites®, Embassy Suites Hotels®, Embassy Vacation Resort®, Hampton®, Hampton Inn®, Hampton Inn & Suites®, Harrison Conference Centers®, HGVClub®, Hilton®, Hilton Garden Inn®, Hilton Grand Vacations Company®, Hilton Hawaiian Village®, Homewood Suites® by Hilton, Palmer House® and Waldorf=Astoria®. The HHonors®, Senior HHonors®, Double Dip®, Double Dipping®, and Points and Miles™ trademarks are owned by Hilton HHonors Worldwide, LLC. We consider all of these marks, and the associated name recognition, to be valuable to our business. See "Summary of Significant Accounting Policies—Goodwill and Brands" in the Notes to Consolidated Financial Statements on page 42 in the Stockholder Report.

Marketing

        Our hotel properties offer multiple product lines to a broad range of customers in many geographic markets. Our properties include full-service and limited-service hotels in urban, airport, resort and suburban locations, as well as timeshare resorts and conference centers. We participate in certain joint marketing programs with business partners in the airline, car rental and cruise line industries.

        Our metropolitan and airport properties primarily serve the convention and meeting market and the business traveler market (business persons traveling as individuals or in small groups). Our resort properties primarily serve the tour and leisure market (tourists traveling either as individuals or in groups) and the convention and meeting market. Our suburban properties primarily serve the leisure and business traveler markets. As indicated under "Business Risks" below, these sources of business are sensitive to general economic and other conditions.

        We believe that the Promus Acquisition has strengthened the performance of our hotel brands and improved revenue per available room by:

  •
  including the Doubletree, Embassy Suites, Hampton and Homewood Suites by Hilton brands in the Hilton HHonors Worldwide guest loyalty program, and all of our hotel brands in the Hilton Reservations Worldwide central reservation system and our sales and marketing initiatives;

  •
  utilizing our worldwide sales organization to market all of our hotel brands;

  •
  cross-selling all of our hotel brands and, where appropriate, converting hotels to another company brand to maximize revenue; and

  •
  spreading brand support and system costs over a greater number of properties.

        We believe that our alliance with Hilton Group (which currently owns the rights to the Hilton name outside the U.S.) has improved the performance of our operations as our properties have benefited from the worldwide integration of the Hilton brand, reservation systems, marketing programs and sales organizations. See "Hotel Operations—Alliances—Hilton Group."

Business Risks

        Our results are significantly affected by occupancy and room rates achieved by hotels, our ability to manage costs, the relative mix of owned, leased, managed and franchised hotels, the amount of timeshare intervals available for sale and the change in the number of available hotel rooms through acquisition, development and asset dispositions. Our results are also impacted by, among other things: national and regional economic trends, including the magnitude and duration of the current economic downturn in the United States; actual and threatened terrorist attacks and their impact on domestic and international travel; capital market volatility; credit availability; relationships with franchisees and owners; and competition from other hotel brands. Future operating results could also be adversely impacted by increased capacity. These conditions could adversely impact hotel room demand and pricing, which could limit our ability to pass through inflationary increases in operating costs in the form of higher room rates.

        The economic downturn in the U.S. resulted in weaker demand (primarily from business travelers and group meetings) in our major markets prior to the September 11th terrorist attacks. These attacks resulted in severe declines in occupancy and room rates at most of our large owned hotels in urban markets in the weeks following September 11th. Occupancy and rate levels have steadily increased from their mid-September lows. Although we believe that the weakness in demand will be short-term, it is not possible to predict the magnitude or duration of the declines in occupancy and room rates. Depending on the magnitude and duration of the declines, our operating results may continue to be negatively impacted beyond the short-term. However, these same declines may also limit the introduction of new competitive supply in our major markets. We believe that our financial strength, diverse market presence, strong brands, cost containment programs and well-maintained, strategically located properties will enable us to remain competitive. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 36 in the Stockholder Report.

        Our ability to manage costs could be adversely impacted by significant increases in energy, heathcare, insurance and other operating expenses, resulting in lower operating margins. Our future results could also be adversely affected by increases in transportation and fuel costs or sustained recessionary periods in the U.S. (affecting domestic travel) and internationally (affecting inbound travel from abroad).

        With regard to hotels that we manage for others, we have the responsibility to manage each hotel at a level consistent with the standard set forth in the relevant management agreement. Such provisions vary in scope and may be subject to differing interpretations. In the ordinary course of business, we encounter disagreements with the owners of our managed hotels as to whether the duties in our management agreements have been satisfied. To the extent that such conflicts arise, we seek to resolve them by negotiation with the relevant parties. In the event that such resolution cannot be achieved, litigation may result in damages or other remedies against us. Such remedies could include termination of the right to manage the relevant property. Although no assurance can be given that we will be able to negotiate successfully or otherwise resolve the effects of all conflicts in each instance, these conflicts have not had, and are not expected to have, a material adverse effect on our financial position or results of operations.

Competition

        We seek to maintain the quality of our lodging business while expanding both domestically and internationally, primarily through franchising and the addition of management contracts. We intend to improve our core business by leveraging our strong brand names, maximizing operating efficiencies, utilizing cost containment programs and expanding and enhancing properties. We may also acquire or develop properties as appropriate.

        Our position as a multi-branded owner, operator, manager and franchisor of hotels makes us one of the largest hotel companies in the United States. Competition in the industry is based primarily on the level of service, quality of accommodations, convenience of locations and room rates. Competition from other hotels, motels and inns, including facilities owned by local interests and facilities owned by national and international chains, is vigorous in all areas in which we operate or franchise our facilities. Our hotels also compete generally with facilities offering similar services and located in cities and other locations where our hotels are not present. If hotel capacity is expanded by others in a city where a company branded hotel is located, competition will increase. For additional information, see "Business Risks" above.

Forward-Looking Statements

        Forward-looking statements in this report, including without limitation, those set forth in the notes to consolidated financial statements and under the captions "General Information—Recent Developments," "Hotel Operations—Hotel Brands," "—Expansion Program," "—Territorial Restrictions," "—Potential Acquisitions" and "—Property Transactions," "Timeshare Operations" and "Additional Information—Reservation System," "—HHonors," "—Marketing," "—Business Risks," "—Competition," "—Environmental Matters," "—Regulation and Licensing"—and "—Employees," "Properties," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (which is incorporated in this Form 10-K by reference) and statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

        Words such as "believes," "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance, and are subject to certain risks and uncertainties, including those set forth under the captions "Hotel Operations—Territorial Restrictions"

and "Additional Information—Business Risks" and "—Competition;" as well as the effects of economic conditions, including the magnitude and duration of the economic downturn in the United States; actual and threatened terrorist attacks and their impact on domestic and international travel; supply and demand changes for hotel rooms; competitive conditions in the lodging industry; relationships with clients and property owners; the impact of government regulations; and the availability of capital to finance growth. Any of these risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although we believe the expectations reflected in these forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained and caution you not to place undue reliance on such statements. We undertake no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

Environmental Matters

        We, like others in our industry, are subject to various Federal, state, local and, in some cases, foreign laws, ordinances and regulations that:

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

        We endeavor to maintain compliance with Environmental Laws but, from time to time, our operations may have resulted or may result in noncompliance or liability for cleanup pursuant to Environmental Laws. In that regard, we have been notified of contamination resulting from past disposals of wastes at three sites to which hazardous or non-hazardous wastes may have been sent from our facilities in the past. Based on information reviewed by and available to us, including:

  (i)
  uncertainty whether our facilities in fact shipped any wastes to such sites;

  (ii)
  the number of potentially responsible parties at such sites; and

  (iii)
  where available, the volume and type of waste sent to such sites;

we believe that any liability arising from such disposals under Environmental Laws would not have a material adverse effect on our financial position or results of operations.

Regulation and Licensing

        Ontario Gaming Laws.    Ontario, Canada has laws and regulations governing the conduct of casino gaming. Ontario law requires that the operator of a casino must be found suitable and be registered. A registration once issued remains in force until revoked. Ontario law defines the grounds for registration, as well as revocation or suspension of such registration. The Ontario authorities have conducted an investigation of, and have found suitable, Hilton and the other shareholder of Windsor Casino Limited in connection with the Ontario registration of Windsor Casino Limited. See "Additional Information—Casino Windsor."

        Other Laws and Regulations.    Each of the hotels and timeshare resorts we operate is subject to extensive state and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages. Federal and state laws and regulations also require certain registration, disclosure statements and other practices with respect to the franchising of hotels. We believe that we have obtained all required licenses and permits and our businesses are conducted in substantial compliance with applicable laws.

Employees

        At December 31, 2001, we employed approximately 74,000 persons, of whom approximately 17,000 were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. We believe that the aggregate compensation benefits and working conditions afforded our employees compare favorably with those received by employees in the hotel industry generally. We believe our employee relations are satisfactory.

Item 2. Properties

        We consider our hotels to be leading establishments with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in most of the areas in which they are located. Obsolescence arising from age and condition of facilities is a factor in the hotel industry. Accordingly, we spend, and intend to continue to spend, substantial funds to maintain our owned facilities in first-class condition in order to remain competitive.

        Hotels owned, leased, managed and franchised by us are briefly described under "Item 1" and, in particular, under the caption "Hotel Operations." In addition, contemplated additions to or renovations of existing properties and new properties presently under construction that we will operate are briefly described under the captions "Hotel Operations—Expansion Program" and "Timeshare Operations" under "Item 1."

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

        In orders dated May 13, 1997 and February 3, 1998, the Court of Chancery dismissed this litigation. Plaintiff appealed this dismissal and, on January 25, 1999, the Delaware Supreme Court reversed the dismissal order and remanded the case to the Court of Chancery. After a trial, on February 20, 2001, the Court of Chancery ruled in favor of the defendants on all claims in this action and awarded no damages to plaintiff. On March 20, 2001, plaintiff appealed this judgment and, on December 19, 2001, the Delaware Supreme Court entered an order affirming the ruling by the Court of Chancery.

  Palacio del Rio Litigation

        A lawsuit was filed against Hilton and several of its subsidiaries in September 2000 under the caption Palacio del Rio, Ltd. v. Hilton Hotels Corporation, et al. (No. 2000-CI-13691) in the District Court of Bexar County, Texas, 407th Judicial District. Pursuant to the terms of a management agreement between Hilton and the plaintiff relating to the management of the Hilton Palacio del Rio in San Antonio, Texas, the

matter has been compelled to binding arbitration. The arbitration hearing is scheduled to commence in April 2002.

        The plaintiff alleges breaches of a territorial restriction contained in the hotel management agreement as a result of the Promus Acquisition, which added non-Hilton branded properties in the San Antonio area to our hotel system. The plaintiff also alleges various other breaches of the management agreement relating to Hilton's purchasing and group services functions, use of confidential information, duties to act as agent for the plaintiff and other matters.

        In the plaintiff's April 2001 filing in the arbitration proceeding, the plaintiff seeks, among other things, an award of monetary damages, including disgorgement of profits received by Hilton; punitive damages, injunctive relief; interest; attorneys' fees; and expenses of the arbitration proceeding.

        Although we cannot predict the outcome of this action, management believes that it is without merit and we intend to defend against it vigorously.

        In management's opinion, disposition of pending litigation against us, including the litigation described above, is not expected to have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Executive Officers of the Company

        The following table sets forth certain information with respect to our executive officers.

Name	Positions and Offices with the Company	Age
Stephen F. Bollenbach	President and Chief Executive Officer	59
Matthew J. Hart	Executive Vice President and Chief Financial Officer, and Treasurer from January 1999 until January 2000	49
Dieter Huckestein	Executive Vice President and President — Hotel Division until March 2001 and, thereafter, Executive Vice President and President — Hotel Operations Owned and Managed	58
Thomas L. Keltner	Executive Vice President and President — Franchise Hotel Group from December 1999 until March 2001 and, thereafter, Executive Vice President and President — Brand Performance and Franchise Development Group	55
Madeleine A. Kleiner	Executive Vice President and General Counsel since January 2001 and Corporate Secretary since March 2001	50

        Unless otherwise noted in the table, all positions and offices with Hilton indicated have been continuously held since January 1997. The executive officers are responsible for all major policy making functions and all other corporate and divisional officers are responsible to, and are under the supervision of, the executive officers. None of the above named executive officers are related.

        Messrs. Bollenbach and Huckestein also serve as directors of Hilton. Prior to joining Hilton, Mr. Keltner served as President, Brand Performance and Development Group of Promus since February 1999, as Executive Vice President and Chief Development Officer of Promus from July 1997 until February 1999, and as Senior Vice President, Development of Promus prior thereto. Prior to joining Hilton, Ms. Kleiner served as Senior Executive Vice President, Chief Administrative Officer and General Counsel of H.F. Ahmanson & Company from May 1995 until October 1998, and was a partner with the law firm of Gibson, Dunn & Crutcher prior thereto.

        Additional information for our directors will be included under "Election of Directors" in our definitive proxy statement to be used in connection with our annual meeting of stockholders scheduled to be held on May 23, 2002 (the "Proxy Statement"), and this information is incorporated in this Form 10-K. See "Cover Page—Documents Incorporated by Reference."

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our Common Stock is listed on the New York and Pacific Stock Exchanges and is traded under the symbol "HLT." We have made quarterly dividend payments of $.02 per share for each of the periods indicated in the table below. As of December 31, 2001, we had approximately 19,000 stockholders of record. The high and low reported sales prices per share of our Common Stock are set forth in the following table for the periods indicated:

	High	Low
2000
1st Quarter	$9.94	$6.38
2nd Quarter	10.25	7.13
3rd Quarter	12.13	9.19
4th Quarter	11.56	8.38
2001
1st Quarter	12.63	10.05
2nd Quarter	13.57	9.57
3rd Quarter	13.39	6.15
4th Quarter	11.08	7.55
2002
1st Quarter (through March 28, 2002)	14.69	10.87

Rights Agreement

        On November 29, 1999, we adopted a new preferred share purchase rights plan (the "Rights Plan") and declared a dividend distribution of one preferred share purchase right (a "Right") on each outstanding share of our Common Stock. The new Rights Plan replaced our prior rights plan which had been originally adopted in 1988 and readopted in 1998 prior to its expiration. We have entered into a Rights Agreement, dated as of November 29, 1999, which was amended as of February 15, 2001 to provide for the substitution of The Bank of New York as Rights Agent (as amended, the "Rights Agreement"). The Rights are transferred only with the Common Stock, unless and until they become exercisable. The Rights will expire on November 29, 2009, subject to our right to extend, unless earlier redeemed or exchanged by us or terminated.

        Generally, the Rights become exercisable only if a person or group (other than Hilton Interests, as defined below):

  (i)
  acquires beneficial ownership of 20% or more of the Common Stock (such person or group, an "Acquiring Person") or

  (ii)
  announces a tender offer, the consummation of which would result in ownership by a person or group of 20% or more of the Common Stock.

        When exercisable, each Right entitles a shareholder to purchase from us one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $80, subject to adjustment (the "Purchase Price").

        After a person becomes an Acquiring Person, each holder of a Right (other than Rights owned by the Acquiring Person) will have the right to receive, upon exercise of such Right, a number of shares of Common Stock having a market value equal to two times the then current Purchase Price of the Right. After a person becomes an Acquiring Person, if we engage in certain mergers or transfers of assets, each holder of a Right (other than Rights owned by the Acquiring Person) will have the right to receive upon exercise, at the Right's exercise price, a number of the acquiring company's common shares having a market value of twice the Right's Purchase Price.

        Once a person becomes an Acquiring Person, but prior to their acquisition of 50% or more of the outstanding Common Stock, our Board of Directors may cause us to exchange the Rights (other than Rights owned by an Acquiring Person), in whole or in part, for shares of Common Stock at an exchange ratio based on the value of the Common Stock at that time, subject to adjustment.

        Prior to a person or group becoming an Acquiring Person, the Rights are redeemable for $.001 per Right at the option of our Board of Directors.

        "Hilton Interests" refer to Barron Hilton and the Conrad N. Hilton Fund and the shares of Common Stock beneficially owned by them.

        The Rights Agreement, as amended, has been filed as Exhibits 4.15 and 4.16 to this Form 10-K, and the foregoing summary is qualified in its entirety by reference thereto.

Item 6. Selected Financial Data

        The following selected financial data as of and for the years ended December 31, 1997 through 2001 has been derived from the Company's consolidated financial statements. The following data should be read in conjunction with the Company's consolidated financial statements, the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is included in the Stockholder Report and incorporated in this Form 10-K by reference.

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(in millions, except per share amounts)

Results of Operations:
Revenue	$1,475	$1,769	$2,150	$3,451	$3,050
Income from continuing operations	183	188	176	272	166
Income from continuing operations per share—Basic	.68	.71	.66	.74	.45
Income from continuing operations per share—Diluted	.68	.71	.66	.73	.45
Other Financial Data:
Dividends per common share	$.32	$.32	$.08	$.08	$.08
Balance Sheet Data:
Total assets	$5,278	$3,944	$9,253	$9,140	$8,785
Long-term debt	1,437	3,037	6,085	5,693	4,950

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        See pages 21 through 36 in the Stockholder Report, which information is incorporated in this Form 10-K by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on our floating rate debt. We attempt to limit the impact of changes in interest rates by attaining an appropriate mix of borrowings through our bank credit facilities and commercial paper program relative to our long-term fixed rate debt. As of December 31, 2001, 28% of our long-term debt was floating rate debt.

        In August 2001, we issued $100 million of 7.43% bonds due 2009 denominated in Chilean Pesos. Payments of principal and interest on the bonds are to be adjusted for movements of the Unidad de Fomento (the Chilean inflation index) published monthly by the Central Bank of Chile. We have swapped out the Chilean currency exchange rate and inflation risk by entering into a derivative contract which swaps the principal payment to a fixed U.S. dollar amount of $100 million and fixed interest payments at 7.65% of that amount. We believe it is unlikely that the counterparty will be unable to perform under the terms of the derivative instrument.

        We also have two outstanding interest swaps used to hedge the cash flow on floating rate mortgages on two majority owned hotels, with a combined notional balance of $47 million as of December 31, 2001. These derivatives increase or decrease actual interest expense on the hedged mortgages to simulate a fixed interest rate. We believe it is unlikely that the counterparty will be unable to perform under the terms of these derivative instruments.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Certain of the information respecting executive officers required by this Item is set forth under the caption "Executive Officers of the Company" in Part I. Other information respecting certain executive officers, as well as the required information for directors, will be contained in our Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

Item 11. Executive Compensation

        The information required by this Item will be set forth under "Executive Compensation," "Compensation Committee Report on Executive Compensation—Chief Executive Officer Compensation," "Retirement Plans" and "Change of Control Agreements" in our Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item will be set forth under "Security Ownership of Certain Beneficial Owners and Executive Officers" and "Election of Directors" in our Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

Item 13. Certain Relationships and Related Transactions

        The information required by this Item will be set forth under "Certain Relationships and Related Transactions" in our Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 28, 2002.

HILTON HOTELS CORPORATION (Registrant)
By:	/s/ MATTHEW J. HART Matthew J. Hart Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 28, 2002.

/s/ STEPHEN F. BOLLENBACH Stephen F. Bollenbach President, Chief Executive Officer and Director	/s/ BENJAMIN V. LAMBERT Benjamin V. Lambert Director
/s/ A. STEVEN CROWN A. Steven Crown Director	/s/ DAVID MICHELS David Michels Director
/s/ PETER M. GEORGE Peter M. George Director	/s/ JOHN H. MYERS John H. Myers Director
/s/ MATTHEW J. HART Matthew J. Hart Executive Vice President and Chief Financial Officer	/s/ JOHN L. NOTTER John L. Notter Director
/s/ BARRON HILTON Barron Hilton Chairman of the Board	/s/ JUDY L. SHELTON Judy L. Shelton Director
/s/ DIETER HUCKESTEIN Dieter Huckestein Director	/s/ DONNA F. TUTTLE Donna F. Tuttle Director
/s/ ROBERT L. JOHNSON Robert L. Johnson Director	/s/ PETER V. UEBERROTH Peter V. Ueberroth Director
/s/ ROBERT M. LA FORGIA Robert M. La Forgia Senior Vice President and Controller (Chief Accounting Officer)	/s/ SAM D. YOUNG, JR. Sam D. Young, Jr. Director

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of June 30, 1998, among Registrant, Park Place Entertainment Corporation ("Park Place"), Gaming Acquisition Corporation, GCI Lakes, Inc. and Grand Casinos, Inc. (incorporated herein by reference from Exhibit 2.1 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998)
2.2	Agreement and Plan of Merger, dated as of September 3, 1999, as amended, among Registrant, Promus Hotel Corporation and Chicago Hilton, Inc. (incorporated herein by reference from Appendix A to Registrant's Registration Statement on Form S-4 (File No. 333-89437))
3.1	Restated Certificate of Incorporation of Registrant, as amended (incorporated herein by reference from Exhibit 4.1 to Registrant's Registration Statement on Form S-3 (File No. 333-18523))
3.2	Amendment to Restated Certificate of Incorporation of Registrant, relating to Exhibit 3.1 hereto (incorporated herein by reference from Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997)
3.3	Amendment to Restated Certificate of Incorporation of Registrant, relating to Exhibits 3.1 and 3.2 hereto (incorporated herein by reference from Appendix F to Registrant's Registration Statement on Form S-4 (File No. 333-89437))
3.4	By-Laws of Registrant, as amended (incorporated herein by reference from Exhibit 4.2 to Registrant's Registration Statement on Form S-3 (File No. 333-18523))
3.5	Amendment to By-Laws of Registrant, relating to Exhibit 3.4 hereto (incorporated herein by reference from Exhibit 3.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998)
3.6	Amendment to By-Laws of Registrant, relating to Exhibits 3.4 and 3.5 hereto (incorporated herein by reference from Appendix G to Registrant's Registration Statement on Form S-4 (File No. 333-89437))
4.1	Indenture, dated as of July 1, 1988, between Registrant and Morgan Guaranty Trust Company of New York, as Trustee, regarding Registrant's Senior Debt Securities (incorporated herein by reference from Exhibit 4.1 to Post-Effective Amendment No. 1 to Registrant's Registration Statement on Form S-3 (File No. 2-99967))
4.2	First Supplemental Indenture, dated as of June 30, 1992, between Registrant and Morgan Guaranty Trust Company of New York, as Trustee, regarding Registrant's Senior Debt Securities, relating to Exhibit 4.1 hereto (incorporated herein by reference from Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992)
4.3	Indenture, dated as of May 14, 1996, between Registrant and The Bank of New York, as Trustee, regarding Registrant's 5% Convertible Subordinated Notes due 2006 (incorporated herein by reference from Exhibit 4.6 to Registrant's Registration Statement on Form S-4 (File No. 333-10415))
4.4.1	Indenture, dated as of April 15, 1997, between Registrant and BNY Western Trust Company, as Trustee, regarding Registrant's Debt Securities (incorporated herein by reference from Exhibit 4.3 to Registrant's Current Report on Form 8-K, dated April 15, 1997)

4.4.2	First Supplemental Indenture, dated as of December 31, 1998, among Registrant, Park Place and BNY Western Trust Company, as Trustee, regarding Registrant's Debt Securities, relating to Exhibit 4.4.1 hereto (incorporated herein by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K, dated January 8, 1999)
4.4.3	Officers' Certificate containing terms of 7.95% Senior Notes due 2007 (incorporated herein by reference from Exhibit 99 to Registrant's Current Report on Form 8-K, dated April 15, 1997)
4.4.4	Officers' Certificate containing terms of 7.375% Senior Notes due 2002 (incorporated herein by reference from Exhibit 99.01 to Registrant's Current Report on Form 8-K, dated June 4, 1997)
4.4.5	Officers' Certificate containing terms of 7% Senior Notes due 2004 (incorporated herein by reference from Exhibit 99.01 to Registrant's Current Report on Form 8-K, dated July 17, 1997)
4.4.6	Officers' Certificate containing terms of 7.20% Senior Notes due 2009 and 7.5% Senior Notes due 2017 (incorporated herein by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K, dated December 17, 1997)
4.4.7	Officers' Certificate containing terms of 8.25% Senior Notes due 2011 (incorporated herein by reference from Exhibit 99.01 to Registrant's Current Report on Form 8-K, dated February 12, 2001)
4.4.8	Officers' Certificate containing terms of 7.625% Senior Notes due 2008 (incorporated herein by reference from Exhibit 99.01 to Registrant's Current Report on Form 8-K, dated May 10, 2001)
4.4.9	Officers' Certificate containing terms of 8% Quarterly Interest Bonds due 2031 (incorporated herein by reference from Exhibit 99.01 to Registrant's Current Report on Form 8-K, dated August 16, 2001)
4.4.10	Officers' Certificate containing terms of 7.43% Chilean Inflation-Indexed (UF) Notes due 2009 (incorporated herein by reference from Exhibit 99.01 to Registrant's Current Report on Form 8-K, dated August 29, 2001)
4.5	Five Year Credit Agreement, dated as of November 30, 1999, among Registrant, Bank of America, N.A., as Administrative Agent, and the financial institutions signatory thereto (incorporated herein by reference from Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)
4.6	First Amendment to Five Year Credit Agreement, dated as of September 15, 2000, among Registrant, Bank of America, N.A., as Administrative Agent, and the financial institutions signatory thereto, relating to Exhibit 4.5 hereto (incorporated herein by reference from Exhibit 99.05 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000)
4.7	Second Amendment to Five Year Credit Agreement, dated as of November 8, 2001, among Registrant, Bank of America, N.A., as Administrative Agent, and the financial institutions signatory thereto, relating to Exhibits 4.5 and 4.6 hereto
4.8	Short Term Credit Agreement, dated as of November 27, 2001, among Registrant, Bank of America, N.A., as Administrative Agent, and the financial institutions signatory thereto

4.9	Credit Agreement, dated as of June 1, 1998, among Hilton Hawaiian Village LLC, Registrant, NationsBank, N.A., as Syndication Agent, First Union National Bank, as Documentation Agent, The Bank of New York, as Administrative Agent, and the financial institutions signatory thereto (incorporated herein by reference from Exhibit 4.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)
4.10	Amendment No. 1 to Credit Agreement, dated as of December 10, 1998, among Hilton Hawaiian Village LLC, Registrant, NationsBank, N.A., as Syndication Agent, First Union National Bank, as Documentation Agent, The Bank of New York, as Administrative Agent, and the financial institutions signatory thereto, relating to Exhibit 4.9 hereto (incorporated herein by reference from Exhibit 4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)
4.11	Amendment No. 2 to Credit Agreement, dated as of November 30, 1999, among Hilton Hawaiian Village LLC, Registrant, Bank of America, N.A., as Syndication Agent, First Union National Bank, as Documentation Agent, The Bank of New York, as Administrative Agent, and the financial institutions signatory thereto, relating to Exhibits 4.9 and 4.10 hereto (incorporated herein by reference from Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)
4.12	Amendment No. 3 to Credit Agreement, dated as of September 15, 2000, among Hilton Hawaiian Village LLC, Registrant, Bank of America, N.A., as Syndication Agent, First Union National Bank, as Documentation Agent, The Bank of New York, as Administrative Agent, and the financial institutions signatory thereto, relating to Exhibits 4.9, 4.10 and 4.11 hereto (incorporated herein by reference from Exhibit 99.04 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000)
4.13	Loan Agreement, dated as of September 27, 2000, among Phoenix SP Hilton LLC, S.F. Hilton, Inc., Chicago Hilton LLC, Short Hills Hilton LLC and McLean Hilton LLC, as Borrowers, and Secore Financial Corporation, as Lender (incorporated herein by reference from Exhibit 99.01 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000)
4.14	First Amendment to Loan Agreement, dated as of October 30, 2000, among Phoenix SP Hilton LLC, S.F. Hilton, Inc., Chicago Hilton LLC, Short Hills Hilton LLC and McLean Hilton LLC, as Borrowers, and Morgan Stanley Dean Witter Mortgage Capital Inc., as Lender, relating to Exhibit 4.13 hereto (incorporated herein by reference from Exhibit 99.02 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000)
4.15	Rights Agreement, dated as of November 29, 1999, between Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated herein by reference from Exhibit 1 to Registrant's Registration Statement on Form 8-A, dated December 1, 1999)
4.16	Amendment to Rights Agreement Changing Rights Agent, dated as of February 15, 2001, between Registrant and The Bank of New York, as Rights Agent, relating to Exhibit 4.15 hereto (incorporated herein by reference from Exhibit 4.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000)

10.1	1984 Stock Option and Stock Appreciation Rights Plan of Registrant, together with the Stock Option Agreement relating thereto, both as amended (incorporated herein by reference from Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989)*
10.2	Amendment, dated October 18, 1990, to the 1984 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibit 10.1 hereto (incorporated herein by reference from Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990)*
10.3	Amendment, dated November 14, 1996, to the 1984 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibits 10.1 and 10.2 hereto (incorporated herein by reference from Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*
10.4	Third Amendment, dated as of December 31, 1998, to the 1984 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibits 10.1, 10.2 and 10.3 hereto (incorporated herein by reference from Exhibit 99.8 to Registrant's Current Report on Form 8-K, dated January 8, 1999)*
10.5	1990 Stock Option and Stock Appreciation Rights Plan of Registrant, together with the Stock Option Agreement relating thereto, both as amended (incorporated herein by reference from Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990)*
10.6	Amendment, dated January 20, 1994, to the 1990 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibit 10.5 hereto (incorporated herein by reference from Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993)*
10.7	Amendment, dated January 19, 1995, to the 1990 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibits 10.5 and 10.6 hereto (incorporated herein by reference from Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*
10.8	Amendment, dated November 14, 1996, to the 1990 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibits 10.5, 10.6 and 10.7 hereto (incorporated herein by reference from Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*
10.9	Fourth Amendment, dated as of December 31, 1998, to the 1990 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibits 10.5, 10.6, 10.7 and 10.8 hereto (incorporated herein by reference from Exhibit 99.9 to Registrant's Current Report on Form 8-K, dated January 8, 1999)*
10.10	Amended and Restated 1996 Stock Incentive Plan of Registrant (incorporated herein by reference from Exhibit 4.1 to Registrant's Post- Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 333-04273))*
10.11	Amendment, dated as of November 14, 2001, to the Amended and Restated 1996 Stock Incentive Plan of Registrant, relating to Exhibit 10.10 hereto*
10.12	1996 Chief Executive Stock Incentive Plan of Registrant (incorporated herein by reference from Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995)*

10.13	First Amendment, dated as of December 31, 1998, to the Chief Executive Stock Incentive Plan of Registrant, relating to Exhibit 10.12 hereto (incorporated herein by reference from Exhibit 99.10 to Registrant's Current Report on Form 8-K, dated January 8, 1999)*
10.14	1997 Independent Director Stock Option Plan of Registrant (incorporated herein by reference from Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)*
10.15	First Amendment, dated as of December 31, 1998, to the 1997 Independent Director Stock Option Plan of Registrant, relating to Exhibit 10.14 hereto (incorporated herein by reference from Exhibit 99.11 to Registrant's Current Report on Form 8-K, dated January 8, 1999)*
10.16	Second Amendment, dated as of November 11, 1999, to the 1997 Independent Director Stock Option Plan of Registrant, relating to Exhibits 10.14 and 10.15 hereto (incorporated herein by reference from Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)*
10.17	Third Amendment, dated as of November 14, 2001, to the 1997 Independent Director Stock Option Plan of Registrant, relating to Exhibit 10.14, 10.15 and 10.16 hereto*
10.18	Directors' Stock and Deferred Retainer Plan of Registrant (incorporated herein by reference from Exhibit 99.1 to Registrant's Registration Statement on Form S-8 (File No.333-72906))*
10.19	Incentive Compensation Plan of Registrant (incorporated herein by reference from Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1980)*
10.20	Amendment, dated as of January 1, 1994, to the Incentive Compensation Plan of Registrant, relating to Exhibit 10.19 hereto (incorporated herein by reference from Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993)*
10.21	Retirement Plan of Registrant, as amended and restated (incorporated herein by reference from Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*
10.22	First Amendment, dated as of November 15, 1995, to the Retirement Plan of Registrant, relating to Exhibit 10.21 hereto (incorporated herein by reference from Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995)*
10.23	Second Amendment, effective December 31, 1996, to the Retirement Plan of Registrant, relating to Exhibits 10.21 and 10.22 hereto (incorporated herein by reference from Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*
10.24	Third Amendment, effective December 31, 1996, to the Retirement Plan of Registrant, relating to Exhibits 10.21, 10.22 and 10.23 hereto (incorporated herein by reference from Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*

10.25	Amendment, effective January 1, 1997, to the Retirement Plan of Registrant, relating to Exhibits 10.21, 10.22, 10.23 and 10.24 hereto (incorporated herein by reference from Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)*
10.26	Amendment 1999-1 to the Retirement Plan of Registrant, relating to Exhibits 10.21, 10.22, 10.23, 10.24 and 10.25 hereto (incorporated herein by reference from Exhibit 99.01 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999)*
10.27	Supplemental Executive Retirement Plan of Registrant, as amended (incorporated herein by reference from Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991)*
10.28	Amendment, effective April 1, 1994, to the Supplemental Executive Retirement Plan of Registrant, relating to Exhibit 10.27 hereto (incorporated herein by reference from Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*
10.29	Amendment, effective December 31, 1996, to the Supplemental Executive Retirement Plan of Registrant, relating to Exhibits 10.27 and 10.28 hereto (incorporated herein by reference from Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*
10.30	Doubletree Hotels Corporation Supplemental Executive Retirement Plan, dated as of February 15, 1997, as amended by letter dated December 9, 1997 (incorporated herein by reference from Exhibit 10.29 to the Promus Hotel Corporation Annual Report on Form 10-K for the year ended December 31, 1998)*
10.31	Directors' Retirement Benefit Plan of Registrant, as amended (incorporated herein by reference from Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991)*
10.32	First Amendment, dated July 31, 1997, to the Directors' Retirement Benefit Plan of Registrant, relating to Exhibit 10.31 hereto (incorporated herein by reference from Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)*
10.33	Retirement Benefit Replacement Plan of Registrant, as amended (incorporated herein by reference from Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992)*
10.34	Amendment, dated as of January 1, 1994, to the Retirement Benefit Replacement Plan of Registrant, relating to Exhibit 10.33 hereto (incorporated herein by reference from Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993)*
10.35	Amendment, effective April 1, 1994, to the Retirement Benefit Replacement Plan of Registrant, relating to Exhibits 10.33 and 10.34 hereto (incorporated herein by reference from Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*

10.36	Amendment, effective December 31, 1996, to the Retirement Benefit Replacement Plan of Registrant, relating to Exhibits 10.33, 10.34 and 10.35 hereto (incorporated herein by reference from Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*
10.37	401(k) Savings Plan of Registrant, as amended and restated effective January 1, 2001 (incorporated herein by reference from Exhibit 99.01 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001)*
10.38	Amendment 2001-1 to 401(k) Savings Plan of Registrant, relating to Exhibit 10.37 hereto*
10.39	Executive Deferred Compensation Plan of Registrant, as amended and restated effective January 1, 2000 (incorporated herein by reference from Exhibit 10.39 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)*
10.40	Amendment 2001-1 to the Executive Deferred Compensation Plan of Registrant, relating to Exhibit 10.39 hereto*
10.41	Amendment 2001-2 to the Executive Deferred Compensation Plan of Registrant, relating to Exhibits 10.39 and 10.40 hereto*
10.42	Employee Stock Purchase Plan of Registrant (incorporated herein by reference from Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*
10.43	Amendment, effective January 1, 1997, to the Employee Stock Purchase Plan of Registrant, relating to Exhibit 10.42 hereto (incorporated herein by reference from Exhibit 10.34 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)*
10.44	Second Amendment, dated as of December 31, 1998, to the Employee Stock Purchase Plan of Registrant, relating to Exhibits 10.42 and 10.43 hereto (incorporated herein by reference from Exhibit 99.12 to Registrant's Current Report on Form 8-K, dated January 8, 1999)*
10.45	Supplemental Retirement and Retention Plan of Registrant, dated as of June 1, 2000 (incorporated herein by reference from Exhibit 10.42 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000)*
10.46	First Amendment to the Supplemental Retirement and Retention Plan of Registrant, relating to Exhibit 10.45 hereto*
10.47	Form of Change of Control Agreement between Registrant and each of Matthew J. Hart, Dieter Huckestein, Thomas L. Keltner and Madeleine A. Kleiner (incorporated herein by reference from Exhibit 10.43 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)*
10.48	First Amendment to form of Change of Control Agreement, relating to Exhibit 10.47 hereto*
10.49	Employment Agreement, dated as of March 9, 2000, between Registrant and Stephen F. Bollenbach (incorporated herein by reference from Exhibit 10.44 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)*
10.50	First Amendment, dated as of November 14, 2001, to Employment Agreement between Registrant and Stephen F. Bollenbach, relating to Exhibit 10.49 hereto*

10.51	Settlement Agreement and Release, dated as of February 22, 2001, between Registrant and Thomas L. Keltner*
10.52	Distribution Agreement, dated as of December 31, 1998, between Registrant and Park Place (incorporated herein by reference from Exhibit 99.1 to Registrant's Current Report on Form 8-K, dated January 8, 1999)
10.53	Debt Assumption Agreement, dated as of December 31, 1998, between Registrant and Park Place (incorporated herein by reference from Exhibit 99.2 to Registrant's Current Report on Form 8-K, dated January 8, 1999)
10.54	Assignment and License Agreement, dated as of December 31, 1998, between Registrant, Conrad International Royalty Corporation and Park Place (incorporated herein by reference from Exhibit 99.3 to Registrant's Current Report on Form 8-K, dated January 8, 1999)
10.55	Employee Benefits and Other Employment Matters Allocation Agreement, dated as of December 31, 1998, between Registrant and Park Place (incorporated herein by reference from Exhibit 99.6 to Registrant's Current Report on Form 8-K, dated January 8, 1999)
10.56	Tax Allocation and Indemnity Agreement, dated as of December 31, 1998, between Registrant and Park Place (incorporated herein by reference from Exhibit 99.7 to Registrant's Current Report on Form 8-K, dated January 8, 1999)
10.57	Guaranty Agreement, dated as of November 13, 1998, among Doubletree Corporation, GMAC Commercial Mortgage Corporation and Promus Hotel Corporation (incorporated herein by reference from Exhibit 10.5 to the Promus Hotel Corporation Annual Report on Form 10-K for the year ended December 31, 1998)
10.58	Termination Agreement, dated as of January 26, 2000, among Registrant, Doubletree Corporation, RFS Hotel Investors, Inc. and related entities signatory thereto (incorporated herein by reference from Exhibit 10.54 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)
11	Computation of Earnings Per Share
12	Computation of Ratios of Earnings to Fixed Charges
13	Incorporated portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2001
21	List of Registrant's Subsidiaries
23	Consent of Independent Public Accountants
99.1	Undertakings
99.2	Receipt of Assurance from Independent Public Accountants

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

FORM 10-K
PART I
TIMESHARE OPERATIONS
ADDITIONAL INFORMATION
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
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS