Form 10-Q
period 2002-03-31
HILTON HOTELS CORP
filed 2002-05-07
CIK 47580

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2002—Common Stock, $2.50 par value—370,530,020 shares.

PART I—FINANCIAL INFORMATION

        Company or group of companies for which report is filed:

HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1.    FINANCIAL STATEMENTS

Consolidated Statements of Income

	Three months ended March 31,
	2001	2002
	(in millions, except per share amounts)
Revenue
Owned hotels	$563	481
Leased hotels	43	29
Management and franchise fees	93	81
Other fees and income	134	99

	833	690
Other revenue from managed and franchised properties	237	231

	1,070	921
Expenses
Owned hotels	391	345
Leased hotels	40	26
Depreciation and amortization	96	85
Other operating expenses	102	80
Corporate expense, net	16	17

	645	553
Other expenses from managed and franchised properties	237	231

	882	784

Operating Income	188	137
Interest and dividend income	18	14
Interest expense	(104)	(87)
Interest expense, net, from unconsolidated affiliates	(5)	(5)
Net gain on asset dispositions	1	—

Income Before Income Taxes and Minority Interest	98	59
Provision for income taxes	(40)	(23)
Minority interest, net	(3)	(2)

Net Income	$55	34

Basic Earnings Per Share	$.15	.09

Diluted Earnings Per Share	$.15	.09

See notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31, 2001	March 31, 2002
	(in millions)
Assets
Cash and equivalents	$35	91
Accounts receivable, net	291	315
Inventories	148	138
Deferred income taxes	61	60
Current portion of notes receivable, net	40	40
Current portion of long-term receivable	300	300
Other current assets	121	85

Total current assets	996	1,029
Investments and notes receivable, net	580	593
Long-term receivable	325	325
Property and equipment, net	3,911	3,890
Management and franchise contracts, net	487	473
Leases, net	122	121
Brands	971	971
Goodwill	1,273	1,273
Other assets	120	116

Total investments, property and other assets	7,789	7,762

Total Assets	$8,785	8,791

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$533	508
Current maturities of long-term debt	365	366
Income taxes payable	4	5

Total current liabilities	902	879
Long-term debt	4,950	4,949
Deferred income taxes and other liabilities	1,150	1,139
Stockholders' equity	1,783	1,824

Total Liabilities and Stockholders' Equity	$8,785	8,791

See notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries
Consolidated Statements of Cash Flow

	Three months ended March 31,
	2001	2002
	(in millions)
Operating Activities
Net income	$55	34
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96	85
Amortization of loan costs	2	2
Net gain on asset dispositions	(1)	—
Change in working capital components:
Receivables, inventories and other current assets	(25)	22
Accounts payable and accrued expenses	(46)	(25)
Income taxes payable	28	1
Change in deferred income taxes	(12)	(3)
Change in other liabilities	(9)	(9)
Unconsolidated affiliates' distributions in excess of earnings	6	2
Other	(5)	1

Net cash provided by operating activities	89	110

Investing Activities
Capital expenditures	(86)	(50)
Additional investments	(35)	(31)
Proceeds from asset dispositions	99	1
Payments on notes and other	45	25

Net cash provided by (used in) investing activities	23	(55)

Financing Activities
Change in commercial paper borrowings and revolving loans	(371)	5
Proceeds from long-term borrowings	298	—
Reduction of long-term debt	(3)	(3)
Issuance of common stock	2	6
Cash dividends	(7)	(7)

Net cash (used in) provided by financing activities	(81)	1

Increase in Cash and Equivalents	31	56
Cash and Equivalents at Beginning of Year	47	35

Cash and Equivalents at End of Period	$78	91

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: General

        The consolidated financial statements presented herein have been prepared by Hilton Hotels Corporation in accordance with the accounting policies described in our 2001 Annual Report to Stockholders and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

        The statements for the three months ended March 31, 2001 and 2002 are unaudited; however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

Note 2: Earnings Per Share

        Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding totaled 369 million and 370 million for the three months ended March 31, 2001 and 2002, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of the assumed exercise of stock options and convertible securities increased the weighted average number of common shares by 25 million and 26 million for the three months ended March 31, 2001 and 2002, respectively. In addition, the increase to net income resulting from interest on convertible securities assumed to have not been paid was $3.7 million and $3.8 million for the three month periods ended March 31, 2001 and 2002, respectively.

Note 3: Supplemental Cash Flow Information

	Three months ended March 31,
	2001	2002
	(in millions)
Cash paid during the period for the following:
Interest, net of amounts capitalized	$61	56
Income taxes	2	2

Note 4: Comprehensive Income

	Three months ended March 31,
	2001	2002
	(in millions)
Net income	$55	34
Change in unrealized gains and losses, net of tax	(4)	4
Cash flow hedge adjustment, net of tax	—	2

Comprehensive income	$51	40

Note 5: Derivative Instruments and Hedging Activities

        We have an outstanding swap agreement which qualifies for hedge accounting as a cash flow hedge of a foreign currency denominated liability. The gain or loss on the change in fair value of the derivative is included in earnings to the extent it offsets the earnings impact of changes in fair value of the hedged obligation. Any difference is deferred in accumulated comprehensive income, a component of stockholders' equity.

        We also have two interest rate swaps on floating rate mortgages of two majority owned hotels which qualify as cash flow hedges. These derivatives impact earnings to the extent of increasing or decreasing actual interest expense on the hedged mortgages to simulate a fixed interest rate, with any incremental fair value changes deferred in accumulated comprehensive income.

        There were no amounts recognized or reclassified into earnings for the three months ended March 31, 2001 or 2002 due to hedge ineffectiveness or due to excluding from the assessment of effectiveness any component of the derivatives. We assess on a quarterly basis the effectiveness of our hedges in offsetting the variability in the cash flow of hedged obligations.

Note 6: New Accounting Standards

        Effective January 1, 2002, we adopted FAS 142, "Goodwill and Other Intangible Assets." The new rules require that goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment. We expect to receive future benefits from previously acquired goodwill and brands over an indefinite period of time and therefore no longer amortize them. We are in the process of testing goodwill for impairment in connection with the adoption of FAS 142, however, we do not expect to recognize a loss in connection with this initial impairment review. As required by FAS 142, the results for the periods prior to its adoption have not been restated. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill and brand amortization net of the related tax effect is as follows (in millions, except per share amounts):

	Three months ended March 31,
	2001	2002
Net income
As reported	$55	34
Goodwill and brand amortization, net of tax	12	—

As adjusted	$67	34

Basic earnings per share
As reported	$.15	.09

As adjusted	$.18	.09

Diluted earnings per share
As reported	$.15	.09

As adjusted	$.18	.09

        In response to a recent Financial Accounting Standards Board (FASB) staff announcement, we changed our method of reporting reimbursable costs incurred on behalf of managed hotel properties and franchisees. As of January 1, 2002 we have recorded reimbursements received as revenue and the costs incurred on behalf of managed properties and franchisees as expenses. These costs, which relate primarily to payroll costs at managed properties where we are the employer, are reflected in other revenue and expenses from managed and franchised properties in the consolidated statements of income. Revenue and expenses for the 2001 period have been reclassified to conform with the presentation in the 2002 financial statements. Since the reimbursements are made based upon the costs incurred with no added margin, the adoption of this guidance has no effect on our operating income, total or per share net income, cash flow or financial position.

Note 7: Segment Information

        Our operations consist of three reportable segments which are based on similar products or services: Hotel Ownership, Managing and Franchising, and Timeshare. Segment results are presented net of consolidating eliminations for fee based services, which is the basis used by management to evaluate segment performance.

        Segment results are as follows:

	Three months ended March 31,
	2001	2002
	(in millions)
Revenue
Hotel Ownership	$633	529
Managing and Franchising	330	312
Timeshare	107	80

Total revenue	$1,070	921

Operating Income
Hotel Ownership	$133	90
Managing and Franchising	81	68
Timeshare	30	22
Corporate and other unallocated expenses	(56)	(43)

Total operating income	$188	137

Note 8: Subsequent Events

        On May 1, 2002, we purchased our partner's interest in the 1,241-room Hilton Waikoloa Village on Hawaii's Big Island, a property we manage and in which we had an ownership interest of approximately 13 percent. We acquired the remaining 87 percent interest for approximately $155 million, consisting of $75 million in cash and 5.2 million shares of our common stock. The common stock issued is subject to certain registration rights, and on May 3, 2002, we filed a Registration Statement on Form S-3 to register such shares.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

        We are primarily engaged in the ownership, management and development of hotels, resorts and timeshare properties and the franchising of lodging properties. At March 31, 2002, our system contained 2,015 properties totaling over 331,000 rooms worldwide. Our brands include Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Hampton, Homewood Suites by Hilton, Conrad and Harrison Conference Centers. In addition, we develop and operate timeshare resorts through Hilton Grand Vacations Company and its related entities. Our system also includes properties that are not company-branded. We are also engaged in various other activities related or incidental to the operation of hotels.

        The number of properties and rooms at March 31, 2002 by brand and by type are as follows:

Brand	Properties	Rooms	Type	Properties	Rooms
Hilton	230	86,440	Owned(1)	64	33,478
Hilton Garden Inn	131	18,286	Leased	9	2,836
Doubletree	153	41,301	Joint Venture	65	19,593

Embassy Suites	168	41,252		138	55,907

Homewood Suites by Hilton	107	12,023	Managed	210	53,410
Hampton	1,161	119,432	Franchised	1,642	218,977

Other	40	9,560		1,852	272,387

Timeshare	25	2,921	Timeshare	25	2,921

Total	2,015	331,215	Total	2,015	331,215

    (1)
    Includes majority owned and controlled hotels.

        Our operations consist of three reportable segments which are based on similar products or services: Hotel Ownership, Managing and Franchising, and Timeshare. The Hotel Ownership segment derives revenue from owned, majority owned and leased hotel properties and equity earnings from unconsolidated affiliates (primarily hotel joint ventures). The Managing and Franchising segment provides services including hotel management and licensing of our family of brands to franchisees. The Timeshare segment produces its results from the sale and financing of timeshare intervals and operating timeshare resorts.

Critical Accounting Policies and Estimates

        In our Annual Report on Form 10-K for the year ended December 31, 2001, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include accounting for bad debts, investments, notes receivable, long-lived assets, intangible assets, self-insurance reserves, and contingencies and litigation. We have not changed these policies as previously disclosed in our annual report.

Development and Capital Spending

Overview

        We intend to grow our hotel brands primarily through franchising and the addition of management contracts, which require little or no capital investment. In addition, we will continue to invest in normal capital replacements and select major renovation projects at our owned hotels and we may seek to acquire hotel properties on a strategic and selective basis. We will also continue to invest in the development of timeshare properties.

        In total, we anticipate spending approximately $290 million on capital expenditures in 2002, which includes approximately $190 million for maintenance capital spending, including technology, $60 million for various return-on-investment and master plan renovation projects, and $40 million for timeshare development. Expenditures required to complete these capital spending programs will be financed through available cash flow and general corporate borrowings.

        We will continue to review our owned hotel portfolio for potential repositioning or rebranding opportunities and may seek to sell certain of these assets. On May 1, 2002, we purchased our partner's interest in the 1,241-room Hilton Waikoloa Village (see "Development and Capital Spending—Owned Hotels").

Owned Hotels

        Capital expenditures during the first three months of 2002 totaled $50 million, including maintenance and technology capital expenditures and several significant construction and renovation projects at owned, majority owned and leased properties. Construction projects in the first quarter included the 319-room tower addition at the Hilton Portland, which is scheduled for completion in the second quarter of 2002. Significant renovation projects in the quarter included continuation of an extensive renovation started in January 2001 at the Hilton New Orleans Riverside, which is scheduled for completion in the fourth quarter of 2002. A total of 1,150 guest rooms and suites are being completely renovated with new furniture, fixtures and equipment. The Hilton San Francisco continued its renovation of 568 suites and guest rooms as well as construction of a new two-story world-class health spa and a spectacular 44th floor executive lounge. The guest rooms and executive lounge are expected to be complete by the summer of 2002, while the health spa is scheduled for completion in the first quarter of 2003.

        On May 1, 2002, we purchased our partner's interest in the 1,241-room Hilton Waikoloa Village on Hawaii's Big Island, a property we manage and in which we had an ownership interest of approximately 13 percent. We acquired the remaining 87 percent interest for approximately $155 million, consisting of $75 million in cash and 5.2 million shares of our common stock. The cash portion of the transaction is not included in our aforementioned capital expenditure projections for the year. The common stock issued is subject to certain registration rights, and on May 3, 2002, we filed a Registration Statement on Form S-3 to register such shares.

        This world-famous resort, which sits on 62 acres on the Big Island's Kohala Coast, was originally built at a cost of approximately $400 million. It features 90,000 square feet of meeting space, the 25,000 square-foot Kohala Spa, three swimming pools with waterfalls and slides, a salt water lagoon with snorkeling and other water activities, access to 36 holes of golf and Dolphin Quest, a unique facility where guests can interact with and learn about dolphins. This acquisition keeps a property in our system that is strategically important to maintaining our strong presence in the Hawaii market, as well as to our 12 million Hilton HHonors members.

Management and Franchise Contracts

        During the first three months of 2002, we added a total of 31 hotels or approximately 4,000 rooms to our portfolio, including 29 franchise properties and two managed properties owned by third parties. A total of two properties or approximately 300 rooms were removed from our system during the same period.

        During the 2002 first quarter, the development of five new Hampton Inn hotels in New York City was announced by franchisees, representing the Hampton brand's first entry into the country's largest metropolitan area. In April 2002, we announced an agreement to manage a new 450-room convention hotel in downtown Omaha, Nebraska. The Hilton Omaha, adjacent to the new Omaha Convention Center, is scheduled to open in early 2004. This agreement represents the third such contract signed by Hilton in the last year, following the announcements in 2001 of new-build convention hotels we will manage in Houston and Austin, Texas.

        We currently expect to add 130 to 160 hotels or 16,000 to 20,000 rooms to our system in 2002, with Hampton Inn and Hilton Garden Inn accounting for most of the new development. Achieving the upper ends of these ranges is dependent upon successfully converting existing hotels to our brands. Given the challenging environment for many operators and the market share leadership of our brands, we anticipate having the opportunity to convert several existing hotel properties to one of our brands in 2002.

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

Timeshare

        In April 2002, we announced that development would resume on a new 1,500-unit timeshare property in Las Vegas, our third timeshare development in that market, along with our successful timeshare properties at the Las Vegas Hilton and Flamingo hotels. At the same time, we announced that development would resume on a 384-unit timeshare property in Orlando, Florida, our second timeshare development in that market. The Las Vegas project, located at the north end of the Las Vegas Strip, will have 295 units in its first phase, which is scheduled for completion in January 2004. In Orlando, the new project will have 96 units in its first two phases, which are scheduled for completion in February 2004. The total development cost for phase one at the new Las Vegas property and phases one and two at the new Orlando property is estimated at $165 million, with approximately $30 million being spent in 2002.

        Also in April 2002, we announced the creation of a new urban timeshare concept, with the initial development at the Hilton New York & Towers. We are converting 112 of the hotel's guest rooms to 78 luxurious timeshare units. Opening is scheduled for December 2002. Total cost of this project is $12 million, of which approximately $10 million will be spent in 2002.

        Capital expenditures associated with our timeshare operations during the first three months of 2002 totaled approximately $2 million. These costs are reflected as inventory until the timeshare intervals are sold. We also provide financing to the buyers of our timeshare units. During the first three months of 2002, new investments totaled $31 million, including approximately $27 million of loans related to this financing. Principal collections on timeshare notes during the same period totaled approximately $22 million.

Liquidity and Capital Resources

        Net cash provided by operating activities totaled $89 million and $110 million for the three months ended March 31, 2001 and 2002, respectively. The increase in 2002 was primarily attributable to working capital variances, the majority of which was the decrease in our income tax receivable balance included in other current assets, partially offset by lower net income. Net cash provided by investing activities was $23 million for the first three months of 2001, while net cash used in investing activities was $55 million during the first three months of 2002. The net decrease in cash provided by investing activities was due to greater proceeds from asset dispositions in the 2001 period, partially offset by reduced capital expenditures in the 2002 quarter. Net cash used in financing activities totaled $81 million for the first three months of 2001 and net cash provided by financing activities was $1 million for the first three months of 2002. The decrease in cash used in financing activities is the result of lower levels of debt repayment in the first quarter of 2002.

        Cash and equivalents totaled $91 million at March 31, 2002, an increase of $56 million from December 31, 2001. We believe that our operating cash flow, available borrowings under our revolving credit facilities and our ability to obtain additional financing through various financial markets are sufficient to meet our liquidity needs. Based on our operating projections, and after expected capital expenditures and the cash portion of the Waikoloa purchase, we anticipate generating approximately $220 million of net cash flow in 2002. However, any projections of future financial needs and sources of working capital are subject to uncertainty. See "Results of Operations" and "Forward-Looking Statements" for further discussion of conditions that could affect our estimates of future financial needs and sources of working capital.

Financing

        We currently have two revolving credit facilities. In June 1998, we entered into a five-year $500 million revolving credit facility to acquire the remaining 50% interest in the Hilton Hawaiian Village Beach Resort & Spa. In August 2001, we reduced the commitment under the $500 million revolver to $425 million. As of March 31, 2002, approximately $385 million of borrowings were outstanding under the $425 million revolver. In November 1999, we entered into a $1.8 billion revolving credit facility consisting of a $1.4 billion revolver which expires in 2004 and a $400 million 364-day revolver. In November 2001, we extended the 364-day revolver through November 2002 and reduced the commitment to $150 million. As of March 31, 2002, $840 million of borrowings were outstanding under the $1.4 billion revolver. The 364-day revolver was undrawn at March 31, 2002. Total revolving debt capacity of approximately $714 million was available to us at March 31, 2002.

        In October 1997, we filed a shelf registration statement with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. At March 31, 2002, available financing under the shelf totaled $1.2 billion. The terms of any additional securities offered under the shelf will be determined by market conditions at the time of issuance.

        On December 31, 1998, we completed a spin-off of our gaming business to a new corporation named Park Place Entertainment Corporation. The 2001 and 2002 debt balances include $625 million of debt which, although allocated to Park Place under a debt assumption agreement, remains the legal obligation of Hilton. At the time of the spin-off, Park Place assumed and agreed to pay 100% of the amount of each payment required to be made by Hilton under the terms of the indentures governing our $300 million 7.375% Senior Notes due 2002 and our $325 million 7% Senior Notes due 2004. These notes remain in our debt balance and a receivable from Park Place in an equal amount is included in our 2001 and 2002 consolidated balance sheets. As of March 31, 2002, the $300 million 7.375% Senior Notes due June 2002 are classified in the accompanying balance sheet as current maturities of long-term debt with the offsetting receivable classified in current assets. In the event of an increase in the interest rate on these notes as a result of actions taken by us or in other limited circumstances, we will be required to reimburse Park Place for any increase. We are obligated to make any payment Park Place fails to make, and in this event Park Place would be obligated to pay to us the amount of this payment together with interest, at the rate per annum borne by the applicable notes plus two percent, to the date of reimbursement. We expect Park Place to pay off the $300 million 7.375% Senior Notes when they come due in June 2002.

        As of March 31, 2002, approximately 28% of our long-term debt (excluding the Park Place allocated debt) was floating rate debt.

        The following table summarizes our significant contractual obligations as of March 31, 2002, including long-term debt and operating lease commitments:

		Payments Due by Period
Contractual Obligations (in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$5,315	366	1,839	559	2,551
Operating leases	475	33	63	52	327

Total contractual obligations	$5,790	399	1,902	611	2,878

Development Financing and Other Commercial Commitments

        The following table summarizes our development financing and other commercial commitments as of March 31, 2002:

		Expirations by Period
Commercial Commitments (in millions)	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Letters of credit	$45	45	—	—	—
Guarantees	133	57	11	32	33

Total commercial commitments	$178	102	11	32	33

        As part of an agreement made by a Promus Hotel Corporation subsidiary prior to our 1999 acquisition of Promus, we provided credit support for a loan facility utilized by Candlewood Hotel Company to provide construction and permanent financing to Candlewood and its franchisees. As of March 31, 2002, we had outstanding guarantees relating to $17 million of such financing, which represented our maximum exposure under the credit support agreement. In April 2002, our $17 million guarantee was extinguished, reducing our total guarantees outstanding from $133 million to $116 million.

        Under limited circumstances, we may be obligated to provide additional guarantees or letters of credit totaling $39 million. We believe it is unlikely that significant payments will be required under these agreements.

Stockholders' Equity

        Dividends paid on common shares were $.02 per share for the three month periods ended March 31, 2001 and 2002.

Results of Operations

        The following discussion presents an analysis of our results of operations for the three months ended March 31, 2001 and 2002. EBITDA (earnings before interest, taxes, depreciation, amortization, pre-opening expense and non-cash items) is presented supplementally in the tables below and in the discussion of operating results because we believe it allows for a more complete analysis of results of operations. Non-cash items, such as asset write-downs and impairment losses, are excluded from EBITDA as these items do not impact operating results on a recurring basis. EBITDA can be computed by adding depreciation, amortization, pre-opening expense, interest and dividend income from investments related to operating activities and non-cash items to operating income. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States (such as operating income or net income), nor should it be considered as an indicator of our overall financial performance. Our method of calculating EBITDA may be different from the method used by other companies and therefore comparability may be limited.

        Our operations consist of three reportable segments which are based on similar products or services: Hotel Ownership, Managing and Franchising, and Timeshare. Our results are significantly affected by occupancy and room rates achieved by hotels, our ability to manage costs, the relative mix of owned, leased, managed and franchised hotels, the amount of timeshare intervals available for sale and the change in the number of available hotel rooms through acquisition, development and disposition.

        Results are also impacted by, among other things: national and regional economic conditions, including the magnitude and duration of the current economic downturn in the United States; actual and threatened terrorist attacks and their impact on domestic and international travel; capital market volatility; credit availability; relationships with franchisees and owners; and competition from other hotel brands. Future operating results could also be adversely impacted by increased capacity. These conditions could adversely impact hotel room demand and pricing which could limit our ability to pass through inflationary increases in operating costs in the form of higher room rates. Additionally, our ability to manage costs could be adversely impacted by significant increases in energy, healthcare, insurance and other operating expenses, resulting in lower operating margins. Increases in transportation and fuel costs or sustained recessionary periods in the U.S. (affecting domestic travel) and internationally (affecting inbound travel from abroad) could also unfavorably impact future results. We believe that our financial strength, diverse market presence, strong brands, cost containment programs and well-maintained, strategically located properties will enable us to remain competitive.

Comparison of fiscal quarters ended March 31, 2001 and 2002

Overview

        A summary of our consolidated results for the three months ended March 31, 2001 and 2002 is as follows:

	2001	2002	% Change
	(in millions, except per share amounts)
Revenue	$1,070	921	(14)%
Operating Income	188	137	(27)
Net Income	55	34	(38)
Basic EPS	.15	.09	(40)
Diluted EPS	.15	.09	(40)
Other Operating Data
Reconciliation of Net Income to EBITDA:
Net Income	$55	34	(38)%
Minority interest, net	3	2
Provision for income taxes	40	23
Net gain on asset dispositions	(1)	—
Interest expense, net, from unconsolidated affiliates	5	5
Interest expense	104	87
Interest and dividend income	(18)	(14)

Operating Income	188	137	(27)
Operating interest and dividend income	5	2
Depreciation and amortization(1)	102	92
Pre-opening expense	1	—

Total EBITDA	$296	231	(22)%

(1) Includes proportionate share of unconsolidated affiliates.

        Total revenue for the first quarter of 2002 was $921 million, a decrease of $149 million from the 2001 quarter. Total EBITDA was $231 million, a decrease of $65 million compared to a year ago. Our consolidated EBITDA margin (EBITDA as a percentage of revenue before other revenue from managed and franchised properties) decreased 2.0 points to 33.5 percent in the first quarter of 2002 from 35.5 percent in the 2001 quarter. Total operating income decreased $51 million to $137 million.

        Results in the 2002 first quarter were adversely impacted by a still sluggish U.S. economy, reduced demand from independent business travelers and a decline in international visitation. Along with the lingering effects of the September 11th terrorist attacks, the impact of 2001 property transactions (primarily the sale of one owned hotel and contribution of two owned hotels in connection with the CNL joint venture and the sale of the Red Lion brand) contributed to the decline in revenue and EBITDA. Comparisons were also negatively impacted by the recognition of previously deferred revenue and EBITDA from our timeshare property at the Hilton Hawaiian Village Beach Resort & Spa in the first quarter of 2001. Excluding the impact of asset sales and recognition of previously deferred timeshare sales in Hawaii, revenue and EBITDA declined 9 percent and 18 percent, respectively.

        First quarter results benefited from our continuing cost containment programs which resulted in solid margins in a challenging environment, strong sales at our timeshare operations, and a decline in average debt levels and interest rates. In addition, strong revenue from cross-selling among the brands and the success of the Hilton HHonors loyalty program contributed to gains in market share across Hilton's family of brands. According to data from Smith Travel Research, our Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Homewood Suites by Hilton and Hampton brands all continued to achieve growth in the system-wide revenue per available room (RevPAR) index, which represents the share of RevPAR these properties attain versus their respective competitive sets.

        Our domestic owned hotels contributed $136 million of EBITDA in the 2002 first quarter, compared to $172 million in the prior year quarter. Results in the 2002 first quarter were adversely impacted by the economic downturn in the United States compared to the first quarter of 2001, resulting in comparative softness across many of our major markets. Reduced demand from independent business travelers was particularly prevalent in the 2002 first quarter. Comparisons to the 2001 first quarter were also negatively impacted by owned property sales, primarily the Red Lion sale and the CNL transaction. RevPAR for comparable owned properties declined 15.3 percent in the 2002 first quarter, with occupancy down 5.0 points to 66.2 percent and average daily rate down 8.9 percent to $149.49. The decline in first quarter 2002 owned hotel RevPAR represents a significant improvement from the decline experienced in the 2001 fourth quarter due to stronger demand among leisure travelers and groups. Specific markets which maintained strong occupancy levels or showed particular improvement versus the 2001 fourth quarter include New York City, New Orleans, Washington D.C. and Honolulu. Key markets that exhibited continued softness are San Francisco and Chicago, though the outlook for Chicago is expected to improve. Owned property comparable EBITDA margins declined 2.7 points to 27.6 percent in comparison to the prior year's first quarter. However, these margins represent a 2-point improvement over the fourth quarter 2001 as a result of continued cost containment initiatives.

        Our program of cost containment measures at each of our properties, as well as our corporate and regional offices, include a company-wide limitation on new hires, direct energy purchase agreements combined with reduced energy consumption and hotel-level programs to improve operating efficiencies. Cost containment, without compromising customer service and quality, will remain a top priority for us in 2002.

        Leased hotel revenue decreased $14 million or 33 percent and leased hotel EBITDA was flat. The revenue decline is a result of the Red Lion sale. Due to the relatively large size of the lease payments required in a hotel operating lease, the leased properties operate at margins significantly lower than our owned hotels.

        Management and franchise fee revenue decreased $12 million in the first quarter of 2002 to $81 million as a result of system-wide RevPAR declines at each of our brands. Fee revenue is based primarily on rooms revenue at franchise properties and total operating revenue (and to a lesser extent gross operating profits or cash flow) at managed properties. The decrease in fees reflects the comparative softness in the U.S. economy versus the first quarter of 2001, partially offset by new hotel openings. Many of our franchise properties are located in "drive-to" markets, which have been impacted to a lesser degree by the economic softness than our owned hotels located in destinations more dependent on air travel.

        The decrease in other fees and income compared to the 2001 first quarter is primarily the result of lower timeshare revenue and lower earnings from unconsolidated affiliates accounted for under the equity method. Timeshare results in the first quarter of 2001 included the one-time recognition of previously deferred amounts associated with our timeshare project at the Hilton Hawaiian Village Beach Resort & Spa. This recognition impacted revenue and EBITDA in the 2001 quarter by $34 million and $14 million, respectively. Excluding this non-recurring item, EBITDA from our timeshare segment increased $6 million in the 2002 first quarter. Our timeshare segment continued to post strong results despite the comparatively soft economic environment. An increase in average selling price drove the quarter over quarter increase.

        Depreciation and amortization, including our proportionate share of depreciation and amortization from unconsolidated affiliates, decreased $10 million in the first quarter of 2002 to $92 million. The decrease is primarily the result of discontinuing amortization of goodwill and brand values effective January 1, 2002 in accordance with FAS 142 (see "Other Matters—New Accounting Standards"). As required by FAS 142, the results for periods prior to its adoption have not been restated.

Corporate Activity

        Interest and dividend income decreased $4 million compared with the prior year. Notes receivable have decreased due to repayments on balances which were outstanding in 2001 and bad debt reserves established in the fourth quarter of 2001. Interest expense, net of amounts capitalized, decreased $17 million reflecting lower outstanding debt balances and lower average interest rates. We realized a pre-tax gain on asset dispositions of $1 million in the 2001 first quarter primarily as a result of the sale of the Red Lion Houston.

        The effective income tax rate for the first quarter of 2002 decreased to 39.0% from 40.8% in the first quarter of 2001. The decrease is primarily due to discontinuing goodwill amortization, which was not deductible for tax purposes. Our effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

Hotel Statistics

        RevPAR for U.S. owned-or-operated hotels and system-wide for the three months ended March 31, 2001 and 2002 is as follows:

	U.S. owned-or-operated hotels(1)
	Three months ended March 31,
	2001	2002	% Change
Hilton	$121.84	105.70	(13.2)%
Doubletree	80.35	68.18	(15.1)
Embassy Suites	102.99	88.25	(14.3)
Other	66.47	59.29	(10.8)
Total	99.96	86.29	(13.7)

(1)	Statistics are for comparable U.S. hotels, and include only hotels in the system as of March 31, 2002 and owned or operated by us since January 1, 2001.

	System-wide(2)
	Three months ended March 31,
	2001	2002	% Change
Hilton	$97.68	85.22	(12.8)%
Hilton Garden Inn	66.83	61.21	(8.4)
Doubletree	76.88	65.68	(14.6)
Embassy Suites	94.73	84.28	(11.0)
Homewood Suites by Hilton	73.05	67.74	(7.3)
Hampton	49.47	48.11	(2.7)
Other	87.03	71.38	(18.0)

(2)	Statistics are for comparable hotels, and include only hotels in the system as of March 31, 2002 and owned, operated or franchised by us since January 1, 2001.

Other Matters

New Accounting Standards

        Effective January 1, 2002, we adopted FAS 142, "Goodwill and Other Intangible Assets." The new rules require that goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment. We expect to receive future benefits from previously acquired goodwill and brands over an indefinite period of time and therefore no longer amortize them. We are in the process of testing goodwill for impairment in connection with the adoption of FAS 142, however, we do not expect to recognize a loss in connection with this initial impairment review. As required by FAS 142, the results for the periods prior to its adoption have not been restated.

        In response to a recent FASB staff announcement, we changed our method of reporting reimbursable costs incurred on behalf of managed hotel properties and franchisees. As of January 1, 2002 we have recorded reimbursements received as revenue and the costs incurred on behalf of managed properties and franchisees as expenses. These costs, which relate primarily to payroll costs at managed properties where we are the employer, are reflected in other revenue and expenses from managed and franchised properties in the consolidated statements of income. Revenue and expenses for the 2001 period have been reclassified to conform with the presentation in the 2002 financial statements. Since the reimbursements are made based upon the costs incurred with no added margin, the adoption of this guidance has no effect on our operating income, total or per share net income, cash flow or financial position.

Forward-Looking Statements

        Forward-looking statements in this report, including without limitation, those set forth under the captions "Critical Accounting Policies and Estimates," "Development and Capital Spending," "Liquidity and Capital Resources," "Results of Operations" and "Other Matters," and statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

        The words "believes," "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance, and are subject to risks and uncertainties, including those identified above under "Results of Operations" and those in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 under the captions "Hotel Operations," "Timeshare Operations" and "Additional Information," as well as the effects of economic conditions, including the magnitude and duration of the economic downturn in the United States; actual and threatened terrorist attacks and their impact on domestic and international travel; supply and demand changes for hotel rooms; competitive conditions in the lodging industry; relationships with clients and property owners; the impact of government regulations; and the availability of capital to finance growth. Any of these risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although we believe the expectations reflected in these forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained and caution you not to place undue reliance on such statements. We undertake no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For information regarding our exposure to certain market risks, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. There have been no significant changes in our financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

PART II—OTHER INFORMATION

        Not Applicable

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILTON HOTELS CORPORATION (Registrant)

Date: May 6, 2002	/s/ MATTHEW J. HART Matthew J. Hart Executive Vice President and Chief Financial Officer

/s/ ROBERT M. LA FORGIA Robert M. La Forgia Senior Vice President and Controller (Chief Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION