Form 10-Q
period 2002-06-30
HILTON HOTELS CORP
filed 2002-08-02
CIK 47580

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2002—
Common Stock, $2.50 par value—376,025,279 shares.

PART I—FINANCIAL INFORMATION

        Company or group of companies for which report is filed:

HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1.    FINANCIAL STATEMENTS

Consolidated Statements of Income

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
	(in millions, except per share amounts)
Revenue
Owned hotels	$599	572	1,162	1,053
Leased hotels	47	30	90	59
Management and franchise fees	98	87	191	168
Other fees and income	100	93	234	192

	844	782	1,677	1,472
Other revenue from managed and franchised properties	250	253	487	484

	1,094	1,035	2,164	1,956
Expenses
Owned hotels	376	370	767	715
Leased hotels	40	27	80	53
Depreciation and amortization	98	87	194	172
Impairment loss and related costs	—	10	—	10
Other operating expenses	76	72	178	152
Corporate expense, net	16	13	32	30

	606	579	1,251	1,132
Other expenses from managed and franchised properties	250	253	487	484

	856	832	1,738	1,616

Operating Income	238	203	426	340
Interest and dividend income	16	14	34	28
Interest expense	(99)	(87)	(203)	(174)
Interest expense, net, from unconsolidated affiliates	(4)	(5)	(9)	(10)
Net loss on asset dispositions	(2)	(15)	(1)	(15)

Income Before Income Taxes and Minority Interest	149	110	247	169
Provision for income taxes	(61)	(31)	(101)	(54)
Minority interest, net	(2)	(3)	(5)	(5)

Net Income	$86	76	141	110

Basic Earnings Per Share	$.23	.20	.38	.30

Diluted Earnings Per Share	$.23	.20	.38	.30

see notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31, 2001	June 30, 2002
	(in millions)
Assets
Cash and equivalents	$35	21
Accounts receivable, net	291	342
Inventories	148	133
Deferred income taxes	61	58
Current portion of notes receivable, net	40	25
Current portion of long-term receivable	300	—
Other current assets	121	88

Total current assets	996	667

Investments and notes receivable, net	580	542
Long-term receivable	325	325
Property and equipment, net	3,911	3,965
Management and franchise contracts, net	487	452
Leases, net	122	120
Brands	971	970
Goodwill	1,273	1,273
Other assets	120	115

Total investments, property and other assets	7,789	7,762

Total Assets	$8,785	8,429

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$533	514
Current maturities of long-term debt	365	31
Income taxes payable	4	7

Total current liabilities	902	552
Long-term debt	4,950	4,793
Deferred income taxes and other liabilities	1,150	1,100
Stockholders' equity	1,783	1,984

Total Liabilities and Stockholders' Equity	$8,785	8,429

see notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries

Consolidated Statements of Cash Flow

	Six months ended June 30,
	2001	2002
	(in millions)
Operating Activities
Net income	$141	110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194	172
Amortization of loan costs	5	5
Net loss on asset dispositions	1	15
Impairment loss and related costs	—	10
Change in working capital components:
Receivables, inventories and other current assets	(25)	3
Accounts payable and accrued expenses	(36)	(35)
Income taxes payable	—	3
Change in deferred income taxes	(22)	(34)
Change in other liabilities	(15)	(12)
Unconsolidated affiliates' distributions in excess of earnings	6	8
Other	1	(3)

Net cash provided by operating activities	250	242

Investing Activities
Capital expenditures	(177)	(94)
Additional investments	(83)	(67)
Proceeds from asset dispositions	108	103
Payments on notes and other	59	60
Acquisitions, net of cash acquired	—	(71)

Net cash used in investing activities	(93)	(69)

Financing Activities
Change in commercial paper borrowings and revolving loans	(812)	(180)
Proceeds from long-term borrowings	693	—
Reduction of long-term debt	(6)	(6)
Issuance of common stock	4	14
Cash dividends	(15)	(15)

Net cash used in financing activities	(136)	(187)

Increase (Decrease) in Cash and Equivalents	21	(14)
Cash and Equivalents at Beginning of Year	47	35

Cash and Equivalents at End of Period	$68	21

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

The statements for the three and six months ended June 30, 2001 and 2002 are unaudited; however, in the opinion of management, all adjustments (which include normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

Note 2: Earnings Per Share

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding totaled 374 million and 372 million for the three and six months ended June 30, 2002, respectively and 369 million for both the three and six months ended June 30, 2001. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of the assumed exercise of stock options and convertible securities increased the weighted average number of common shares by 29 million and 27 million for the three and six months ended June 30, 2002, respectively and 25 million for both the three and six months ended June 30, 2001. In addition, the increase to net income resulting from interest on convertible securities assumed to have not been paid was $3.9 million and $7.7 million for the three and six month periods ended June 30, 2002, respectively and $3.7 million and $7.4 million for the three and six month periods ended June 30, 2001, respectively. The sum of EPS for the first two quarters in 2002 differs from the year to date EPS due to the required method of computing the weighted average number of shares in the respective periods.

Note 3: Supplemental Cash Flow Information

	Six months ended June 30,
	2001	2002
	(in millions)
Cash paid during the period for the following:
Interest, net of amounts capitalized	$158	146
Income taxes	108	46

In June 2002, the current portion of long-term receivable and the current portion of long-term debt were each reduced by $300 million, reflecting the repayment by Park Place Entertainment Corporation of the 7.375% Senior Notes due 2002. Park Place assumed these notes at the time of the spin-off of our gaming operations on December 31, 1998 under a debt assumption agreement, however the debt remained our legal obligation. This repayment has been excluded from the statement of cash flow as a non-cash item.

Note 4: Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
	(in millions)		(in millions)
Net income	$86	76	141	110
Change in unrealized gains and losses, net of tax	1	(2)	(3)	2
Cash flow hedge adjustment, net of tax	—	—	—	2
Cumulative translation adjustment, net of tax	—	1	—	1

Comprehensive income	$87	75	138	115

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

There were no amounts recognized or reclassified into earnings for the three or six months ended June 30, 2001 or 2002 due to hedge ineffectiveness or due to excluding from the assessment of effectiveness any component of the derivatives. We assess on a quarterly basis the effectiveness of our hedges in offsetting the variability in the cash flow of hedged obligations.

Note 6: New Accounting Standards

Effective January 1, 2002, we adopted Financial Accounting Standard (FAS) 142, "Goodwill and Other Intangible Assets." The new rules require that goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment. We expect to receive future benefits from previously acquired goodwill and brands over an indefinite period of time and therefore no longer amortize them. We have completed our initial impairment review of goodwill and other intangible assets in connection with the adoption of FAS 142, which did not result in an impairment loss. As required by FAS 142, the results for the periods prior to its adoption have not been restated. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill and brand amortization net of the related tax effect is as follows:

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
	(in millions, except per share amounts)
Net income
As reported	$86	76	141	110
Goodwill and brand amortization, net of tax	13	—	25	—

As adjusted	$99	76	166	110

Basic earnings per share
As reported	$.23	.20	.38	.30

As adjusted	$.27	.20	.45	.30

Diluted earnings per share
As reported	$.23	.20	.38	.30

As adjusted	$.26	.20	.44	.30

In response to a Financial Accounting Standards Board staff announcement, effective January 1, 2002 we changed our method of reporting reimbursable costs incurred on behalf of managed hotel properties and franchisees. Under the new method, we report reimbursements received as revenue and the costs incurred on behalf of managed properties and franchisees as expenses. These costs, which relate primarily to payroll costs at managed properties where we are the employer, are reflected in other revenue and expenses from managed and franchised properties in the consolidated statements of income. Revenue and expenses for the 2001 period have been reclassified to conform with the presentation in the 2002 financial statements. Since the reimbursements are made based upon the costs incurred with no added margin, the adoption of this guidance has no effect on our operating income, total or per share net income, cash flow or financial position.

Note 7: Segment Information

Our operations consist of three reportable segments which are based on similar products or services: Hotel Ownership, Managing and Franchising, and Timeshare. Segment results are presented net of consolidating eliminations for fee based services, which is the basis used by management to evaluate segment performance. Segment results are as follows:

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
	(in millions)		(in millions)
Revenue
Hotel Ownership	$670	616	1,303	1,145
Managing and Franchising	348	340	678	652
Timeshare	76	79	183	159

Total revenue	$1,094	1,035	2,164	1,956

Operating Income
Hotel Ownership	$183	138	316	228
Managing and Franchising	84	75	165	143
Timeshare	22	24	52	46
Corporate and other unallocated expenses	(51)	(34)	(107)	(77)

Total operating income	$238	203	426	340

Note 8: Acquisition of the Hilton Waikoloa Village

On May 1, 2002, we purchased our partner's interest in the 1,241-room Hilton Waikoloa Village on Hawaii's Big Island, a property we manage and in which we previously had an ownership interest of approximately 13 percent. We acquired the remaining 87 percent interest for approximately $155 million, consisting of $75 million in cash and 5.2 million shares of our common stock. The shares have been registered for resale with the Securities and Exchange Commission.

Note 9: Asset Dispositions

In June 2002, we completed the sale of our Harrison Conference Center hotel chain to Aramark Corporation for approximately $49 million in cash. The transaction includes two owned, two leased and seven managed properties with a total of approximately 1,600 rooms.

We recorded a $16 million pre-tax book loss on the Harrison sale. However, the sale generated a capital gain for tax purposes, which enabled us to utilize tax loss carryforwards generated by the sale of the Red Lion hotel chain in 2001. The transaction, including the impact of the reduction of the valuation allowance associated with the tax loss carryforwards and the reversal of book deferred tax balances no longer required, resulted in a $16 million book tax benefit. This net tax benefit is reflected in the tax provision in the 2002 second quarter. Thus, on an after-tax basis, the sale of the Harrison hotel chain had no impact on reported net income.

Also in June 2002, we entered into a $125 million facility with a wholly owned subsidiary of GE Capital for the sale of notes receivable originated by our timeshare business. The sale of notes under the facility is non-recourse to us; however, we have provided a limited deficiency guarantee (which would be triggered as a result of certain termination events) with a maximum liability equal to the greater of 5% of the purchaser's unamortized investment basis in the outstanding portfolio or 1.5% of the aggregate principal amount of notes sold. We also have an option, but not the obligation, to repurchase defaulted notes from the purchaser. The facility allows for our participation in future cash flows of sold notes receivable once the purchaser has received 100% of the principal amount of the notes and a preferred return. The value of this retained interest as of June 30, 2002 is approximately $1 million. Under a separate agreement, we will continue to service the notes for a market-based fee calculated on the outstanding balance of the notes receivable sold. On June 27, 2002, we completed the sale of approximately $52 million of notes receivable under the facility. This transaction resulted in a gain of approximately $2 million in the quarter, which is reflected in the net loss on asset dispositions line in our consolidated statements of income.

Note 10: Impairment Loss and Related Costs

Results for the 2002 second quarter include a charge of $10 million for estimated remediation efforts relating to mold found at the newly constructed Kalia Tower at the Hilton Hawaiian Village. This charge includes an estimated impairment loss for certain fixed assets as well as estimates of investigatory and remediation costs based upon an evaluation of currently available facts. Actual costs incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating these types of costs.

We are pursuing coverage under our property insurance policy for the affected property, including coverage for any remediation costs and for business interruption. The charge incurred in the quarter does not include the impact of such potential recoveries.

Note 11: Subsequent Event

In July 2002, the servicer of our 7.95% collateralized borrowings due 2010, which had a balance of $490 million at June 30, 2002 and are secured by five of our properties, asserted that an event of default exists under the loan agreement due to an exclusion for terrorist acts contained in our portfolio-wide property insurance coverage. This exclusion commenced in June 2002 when our policy was renewed. We believe this coverage is not required by our loan agreement, and accordingly we do not believe an event of default has occurred. However, we are in discussions with the servicer to attempt to resolve this issue. If we are unable to negotiate a satisfactory resolution to this issue with the servicer, we plan to defend our position vigorously. If the servicer is successful in exercising default remedies under the loan agreement, we may be required to purchase some form of terrorism insurance or repay the borrowings, including prepayment penalties, which could significantly impact our liquidity position.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are primarily engaged in the ownership, management and development of hotels, resorts and timeshare properties and the franchising of lodging properties. At June 30, 2002, our system contained 2,037 properties totaling approximately 334,000 rooms worldwide. Our brands include Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Hampton, Homewood Suites by Hilton and Conrad. In addition, we develop and operate timeshare resorts through Hilton Grand Vacations Company and its related entities. Our system also includes properties that are not company-branded. We are also engaged in various other activities related or incidental to the operation of hotels.

The number of properties and rooms at June 30, 2002 by brand and by type are as follows:

Brand	Properties	Rooms	Type	Properties	Rooms
Hilton	233	88,010	Owned (1)	63	34,770
Hilton Garden Inn	144	19,929	Leased	7	2,650
Doubletree	152	41,085	Joint Venture	65	18,595

Embassy Suites	168	40,995		135	56,015

Homewood Suites by Hilton	111	12,435	Managed	202	52,016
Hampton	1,175	120,589	Franchised	1,675	222,897

Other	29	7,885		1,877	274,913

Timeshare	25	2,969	Timeshare	25	2,969

Total	2,037	333,897	Total	2,037	333,897

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

We will continue to review our owned hotel portfolio for potential repositioning or rebranding opportunities and may seek to sell certain of these assets (see "Liquidity and Capital Resources—Asset Dispositions").

Owned Hotels

Capital expenditures during the first half of 2002 totaled $94 million, including maintenance and technology capital expenditures and several significant construction and renovation projects at owned, majority owned and leased properties. Construction projects in the first six months of 2002 included the 327-room tower addition at the Hilton Portland, which was completed in June 2002. Significant renovation projects in the period included continuation of an extensive renovation started in January 2001 at the Hilton New Orleans Riverside, which is scheduled for completion in the fourth quarter of 2002. A total of 1,150 guest rooms and suites are being completely renovated with new furniture, fixtures and equipment. The Hilton San Francisco continued its renovation of 568 suites and guest rooms as well as construction of a new two-story world-class health spa and a spectacular 44th floor executive lounge. The guest rooms and executive lounge were completed in June 2002, while the health spa is scheduled for completion in the first quarter of 2003.

On May 1, 2002, we purchased our partner's interest in the 1,241-room Hilton Waikoloa Village on Hawaii's Big Island, a property we manage and in which we previously had an ownership interest of approximately 13 percent. We acquired the remaining 87 percent interest for approximately $155 million, consisting of $75 million in cash and 5.2 million shares of our common stock. The cash portion of the transaction is not included in our aforementioned capital expenditure projections for the year. This acquisition is strategically important to maintaining our strong presence in the Hawaii market, as well as to the members of our Hilton HHonors frequent guest program.

Management and Franchise Contracts

During the first half of 2002, we added a total of 69 hotels or approximately 9,100 rooms to our portfolio, including 65 franchise properties, three managed properties owned by third parties and one managed property in which we own a minority interest. A total of 18 properties or approximately 2,700 rooms were removed from our system during the same period. These amounts include 11 properties (with approximately 1,600 rooms) that were part of the sale of the Harrison Conference Center hotel chain in June 2002 (see "Liquidity and Capital Resources—Asset Dispositions").

In the 2002 first quarter, the development of five new Hampton Inn hotels in New York City was announced by franchisees, representing the Hampton brand's first entry into the country's largest metropolitan area. In April 2002, we announced an agreement to manage a new 450-room convention hotel in downtown Omaha, Nebraska. The Hilton Omaha, adjacent to the new Omaha Convention Center, is scheduled to open in 2004. This agreement represents the third such contract signed by Hilton in the last year, following the announcements in 2001 of new-build convention hotels we will manage in Houston and Austin, Texas. During the 2002 second quarter, we opened a new managed Embassy Suites hotel in Sacramento, California, of which we own a minority interest. We also converted two full service hotels, the Doubletree Biltmore Hotel in Asheville, North Carolina and the Hilton Netherland Plaza Hotel in Cincinnati, Ohio, to our family of brands.

We currently expect to add approximately 145 hotels or 18,000 rooms to our system in 2002, with Hampton Inn and Hilton Garden Inn accounting for most of the new development. Given the challenging environment for many operators and the market share leadership of our brands, we anticipate having the opportunity to convert several existing hotel properties to one of our brands in 2002.

Our ability to grow the number of managed and franchised hotels is affected by, among other things: national and regional economic conditions, including the magnitude and duration of the current economic downturn in the United States; the effects of actual and threatened terrorist attacks; credit availability; relationships with franchisees and owners; and competition from other hotel brands.

Timeshare

In April 2002, we announced that development would resume on a new 1,500-unit timeshare property in Las Vegas, our third timeshare development in that market, along with our successful timeshare properties at the Las Vegas Hilton and Flamingo hotels. At the same time, we announced that development would resume on a 384-unit timeshare property in Orlando, Florida, our second timeshare development in that market. The Las Vegas project, located at the north end of the Las Vegas Strip, will have 295 units in its first phase, which is scheduled for completion in January 2004. In Orlando, the new project will have 96 units in its first two phases, with phase one scheduled for completion in February 2004 and phase two scheduled for completion in May 2004. The total development cost for phase one at the new Las Vegas property and phases one and two at the new Orlando property is estimated at $165 million, with approximately $30 million being spent in 2002.

Also in April 2002, we announced the creation of a new urban timeshare concept, with the initial development at the Hilton New York & Towers. We are converting 112 of the hotel's guest rooms to 78 luxurious timeshare units. Opening is scheduled for December 2002. Total cost of this project is $12 million, the majority of which will be spent in 2002.

Capital expenditures associated with our timeshare operations during the first half of 2002 totaled approximately $10 million. These costs are reflected as inventory until the timeshare intervals are sold. We also provide financing to the buyers of our timeshare units. During the first six months of 2002, new investments totaled $67 million, including approximately $55 million of loans related to this financing. Principal collections on timeshare notes during the same period totaled approximately $43 million. In June 2002, we sold approximately $52 million of our timeshare notes receivable to a third party (see "Liquidity and Capital Resources—Asset Dispositions").

Liquidity and Capital Resources

Overview

Net cash provided by operating activities totaled $250 million and $242 million for the six months ended June 30, 2001 and 2002, respectively. The decrease in 2002 was primarily the result of lower operating results partially offset by working capital variances including the reduction of income taxes receivable outstanding at year end 2001. Net cash used in investing activities was $93 million for the first half of 2001 and $69 million during the first half of 2002. The net decrease in cash used in investing activities was due to reduced capital expenditures and investments in the 2002 period, partially offset by the Waikoloa purchase. Net cash used in financing activities totaled $136 million and $187 million for the six month periods of 2001 and 2002, respectively. The increase in cash used in financing activities is the result of higher levels of debt repayment, net of additional borrowings, in the 2002 period.

Cash and equivalents totaled $21 million at June 30, 2002, a decrease of $14 million from December 31, 2001. We believe that our operating cash flow, available borrowings under our revolving credit facilities and our ability to obtain additional financing through various financial markets are sufficient to meet our liquidity needs. Based on our projections of operating cash flow plus the proceeds from the sale of Harrison and the timeshare notes receivable (see "Liquidity and Capital Resources—Asset Dispositions"), and after expected capital expenditures and the cash portion of the Waikoloa purchase, we anticipate generating approximately $260 million of net cash flow in 2002. The company expects to use its available net cash flow to reduce debt balances. However, any projections of future financial needs and sources of working capital are subject to uncertainty. See "Results of Operations" and "Forward-Looking Statements" for further discussion of conditions that could affect our estimates of future financial needs and sources of working capital.

Financing

We currently have two revolving credit facilities. In June 1998, we entered into a five-year $500 million revolving credit facility to acquire the remaining 50% interest in the Hilton Hawaiian Village Beach Resort & Spa. In August 2001, we reduced the commitment under the $500 million revolver to $425 million. As of June 30, 2002, approximately $380 million of borrowings were outstanding under the $425 million revolver. Although the $425 million revolver expires in June 2003, we continue to classify the outstanding borrowings as long-term debt based on our ability and intent to refinance the obligation. In November 1999, we entered into a $1.8 billion revolving credit facility consisting of a $1.4 billion revolver which expires in 2004 and a $400 million 364-day revolver. In November 2001, we extended the 364-day revolver through November 2002 and reduced the commitment to $150 million. As of June 30, 2002, $660 million of borrowings were outstanding under the $1.4 billion revolver. The 364-day revolver was undrawn at June 30, 2002. Total revolving debt capacity of approximately $790 million was available to us at June 30, 2002.

In October 1997, we filed a shelf registration statement with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. At June 30, 2002, available financing under the shelf totaled $1.2 billion. The terms of any additional securities offered under the shelf will be determined by market conditions at the time of issuance.

On December 31, 1998, we completed a spin-off of our gaming business to a new corporation named Park Place Entertainment Corporation. The 2001 and 2002 debt balances include $625 and $325 million, respectively, of debt which, although allocated to Park Place under a debt assumption agreement, remains the legal obligation of Hilton. At the time of the spin-off, Park Place assumed and agreed to pay 100% of the amount of each payment required to be made by Hilton under the terms of the indentures governing our $300 million 7.375% Senior Notes due 2002 and our $325 million 7% Senior Notes due 2004. These notes are included in our 2001 debt balance and a receivable from Park Place in an equal amount is included in our 2001 consolidated balance sheet. The $300 million 7.375% Senior Notes were repaid by Park Place in June 2002. The $325 million 7% Senior Notes due 2004 remain in our 2002 debt balance and a receivable from Park Place in an equal amount is included in our 2002 consolidated balance sheet. In the event of an increase in the interest rate on these notes as a result of actions taken by us or in other limited circumstances, we will be required to reimburse Park Place for any increase. We are obligated to make any payment Park Place fails to make, and in this event Park Place would be obligated to pay to us the amount of this payment together with interest, at the rate per annum borne by the applicable notes plus two percent, to the date of reimbursement.

As of June 30, 2002, approximately 25% of our long-term debt (excluding the Park Place allocated debt) was floating rate debt. In July 2002, we repaid the remaining balance of our 7.7% Senior Notes due July 15, 2002 totaling approximately $268 million. These notes are classified as long-term debt in our June 30, 2002 balance sheet due to our ability and intent to refinance the obligation. These notes were repaid with borrowings under our $1.4 billion long-term revolving credit facility. Including the impact of this repayment, approximately 31% of our long-term debt (excluding the Park Place allocated debt) was floating rate debt. Including the balance of the notes repaid in July, the remaining capacity under the revolving credit facilities at June 30, 2002 would have been approximately $520 million.

In July 2002, the servicer of our 7.95% collateralized borrowings due 2010, which had a balance of $490 million at June 30, 2002 and are secured by five of our properties, asserted that an event of default exists under the loan agreement due to an exclusion for terrorist acts contained in our portfolio-wide property insurance coverage. This exclusion commenced in June 2002 when our policy was renewed. We believe this coverage is not required by our loan agreement, and accordingly we do not believe an event of default has occurred. However, we are in discussions with the servicer to attempt to resolve this issue. If we are unable to negotiate a satisfactory resolution to this issue with the servicer, we plan to defend our position vigorously. If the servicer is successful in exercising default remedies under the loan agreement, we may be required to purchase some form of terrorism insurance or repay the borrowings, including prepayment penalties, which could significantly impact our liquidity position.

The following table summarizes our significant contractual obligations as of June 30, 2002, including long-term debt and operating lease commitments:

		Payments Due by Period
Contractual Obligations (in millions)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long-term debt	$4,824	31	1,656	969	2,168
Operating leases	469	32	62	52	323

Total contractual obligations	$5,293	63	1,718	1,021	2,491

Development Financing and Other Commercial Commitments

The following table summarizes our development financing and other commercial commitments as of June 30, 2002:

		Expirations by Period
Commercial Commitments (in millions)	Total Amounts Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Letters of credit	$62	62	—	—	—
Guarantees	95	41	4	33	17

Total commercial commitments	$157	103	4	33	17

Under limited circumstances, we may be obligated to provide additional guarantees or letters of credit totaling $88 million. We believe it is unlikely that significant payments will be required under these agreements.

Asset Dispositions

In June 2002, we completed the sale of our Harrison Conference Center hotel chain to Aramark Corporation for approximately $49 million in cash. The transaction includes two owned, two leased and seven managed properties with a total of approximately 1,600 rooms.

We recorded a $16 million pre-tax book loss on the Harrison sale. However, the sale generated a capital gain for tax purposes, which enabled us to utilize tax loss carryforwards generated by the sale of the Red Lion hotel chain in 2001. The transaction, including the impact of the reduction of the valuation allowance associated with the tax loss carryforwards and the reversal of book deferred tax balances no longer required, resulted in a $16 million book tax benefit. This net tax benefit is reflected in the tax provision in the 2002 second quarter. Thus, on an after-tax basis, the sale of the Harrison hotel chain had no impact on reported net income.

Also in June 2002, we entered into a $125 million facility with a wholly owned subsidiary of GE Capital for the sale of notes receivable originated by our timeshare business. The sale of notes under the facility is non-recourse to us; however, we have provided a limited deficiency guarantee (which would be triggered as a result of certain termination events) with a maximum liability equal to the greater of 5% of the purchaser's unamortized investment basis in the outstanding portfolio or 1.5% of the aggregate principal amount of notes sold. We also have an option, but not the obligation, to repurchase defaulted notes from the purchaser. The facility allows for our participation in future cash flows of sold notes receivable once the purchaser has received 100% of the principal amount of the notes and a preferred return. The value of this retained interest as of June 30, 2002 is approximately $1 million. Under a separate agreement, we will continue to service the notes for a market-based fee calculated on the outstanding balance of the notes receivable sold. On June 27, 2002, we completed the sale of approximately $52 million of notes receivable under the facility. This transaction resulted in a gain of approximately $2 million in the quarter. As of June 30, 2002, after the $52 million note sale, our total remaining timeshare receivable portfolio was approximately $138 million.

Proceeds from the Harrison transaction and timeshare notes receivable sale were used to reduce outstanding debt. The total pre-tax loss on asset dispositions of $15 million in the second quarter of 2002 represents the $16 million Harrison loss and a pre-tax loss of approximately $1 million as a result of writing off the value assigned to several long-term management and franchise agreements which were terminated in the quarter, net of the $2 million gain on the sale of timeshare notes receivable.

Stockholders' Equity

In May 2002, we issued 5.2 million shares of common stock in connection with the acquisition of our partner's interest in the Hilton Waikoloa Village. The shares have been registered for resale with the Securities and Exchange Commission.

Dividends paid on common shares were $.02 per share for the three month periods ended June 30, 2001 and 2002, and $.04 per share for the six month periods ended June 30, 2001 and 2002.

Results of Operations

The following discussion presents an analysis of our results of operations for the three and six months ended June 30, 2001 and 2002. EBITDA (earnings before interest, taxes, depreciation, amortization, pre-opening expense and non-cash items) is presented supplementally in the tables below and in the discussion of operating results because we believe it allows for a more complete analysis of results of operations. Non-cash items, such as asset write-downs and impairment losses, are excluded from EBITDA as these items do not impact operating results on a recurring basis. EBITDA can be computed by adding depreciation, amortization, pre-opening expense, interest and dividend income from investments related to operating activities and non-cash items to operating income. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States (such as operating income or net income), nor should it be considered as an indicator of our overall financial performance. Our method of calculating EBITDA may be different from the method used by other companies and therefore comparability may be limited.

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

Results are also impacted by, among other things: national and regional economic conditions, including the magnitude and duration of the current economic downturn in the United States; actual and threatened terrorist attacks and their impact on domestic and international travel; capital market volatility; credit availability; relationships with franchisees and owners; and competition from other hotel brands. Future operating results could also be adversely impacted by increased capacity. These conditions could negatively impact hotel room demand and pricing which could limit our ability to pass through inflationary increases in operating costs in the form of higher room rates. Additionally, our ability to manage costs could be adversely impacted by significant increases in energy, healthcare, insurance and other operating expenses, resulting in lower operating margins. Increases in transportation and fuel costs or sustained recessionary periods in the U.S. (affecting domestic travel) and internationally (affecting inbound travel from abroad) could also unfavorably impact future results. We believe that our financial strength, diverse market presence, strong brands, cost containment programs and well-maintained, strategically located properties will enable us to remain competitive.

Comparison of fiscal quarters ended June 30, 2001 and 2002

Overview

A summary of our consolidated results for the three months ended June 30, 2001 and 2002 is as follows:

	2001	2002	% Change
	(in millions, except per share amounts)
Revenue	$1,094	1,035	(5)%
Operating Income	238	203	(15)
Net Income	86	76	(12)
Basic EPS	.23	.20	(13)
Diluted EPS	.23	.20	(13)
Other Operating Data
Reconciliation of Net Income to EBITDA:
Net Income	$86	76	(12)%
Minority interest, net	2	3
Provision for income taxes	61	31
Net loss on asset dispositions	2	15
Interest expense, net, from unconsolidated affiliates	4	5
Interest expense	99	87
Interest and dividend income	(16)	(14)

Operating Income	238	203	(15)
Operating interest and dividend income	3	4
Depreciation and amortization (1)	103	93
Pre-opening expense	1	1
Non-cash items, net (2)	—	2

Total EBITDA	$345	303	(12)%

(1)	Includes proportionate share of unconsolidated affiliates.
(2)	Includes the $6 million non-cash portion of the Kalia Tower impairment charge, net of a $4 million reversal of bad debt expense.

Total revenue for the second quarter of 2002 was $1.035 billion, a decrease of $59 million from the 2001 quarter. Total EBITDA was $303 million, a decrease of $42 million compared to a year ago. Our consolidated EBITDA margin (EBITDA as a percentage of revenue before other revenue from managed and franchised properties) decreased 2.2 points to 38.7 percent in the second quarter of 2002 from 40.9 percent in the 2001 quarter. Total operating income decreased $35 million to $203 million.

Results in the 2002 second quarter were adversely impacted by a still soft U.S. economy and a resulting decrease in demand from independent business travelers. This sluggish demand has led to a general decline in average daily room rates. Along with the slowdown in business travel, the impact of 2001 property transactions (primarily the sale of one owned hotel and contribution of two owned hotels in connection with the CNL joint venture and the sale of the Red Lion brand) contributed to the decline in revenue and EBITDA. The impact of property sales was partially offset by the May 1, 2002 acquisition of the Hilton Waikoloa Village. Excluding the impact of asset sales in 2001, the Waikoloa purchase and the Kalia Tower impairment charge, revenue and EBITDA declined 3 percent and 9 percent, respectively in the second quarter.

Second quarter results benefited from our cost containment programs which resulted in a continuation of our solid margin performance in a challenging environment, strong sales at our timeshare operations, and a decline in average debt levels and interest rates. In addition, strong revenue from cross-selling among the brands and the success of the Hilton HHonors loyalty program contributed to gains in market share across Hilton's family of brands. According to data from Smith Travel Research, our Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Homewood Suites by Hilton and Hampton brands all continued to achieve growth in the system-wide revenue per available room (RevPAR) index, which represents the share of RevPAR these properties attain versus their respective competitive sets.

Our domestic owned hotels contributed $202 million of EBITDA in the 2002 second quarter, compared to $223 million in the prior year quarter. Results in the 2002 second quarter were adversely impacted by the soft economy in the United States compared to the second quarter of 2001. Our major markets continue to be negatively impacted by comparatively lower levels of business travel. Sluggish demand from business travelers led to an overall decline in room rates, including leisure traveler rates, which have become very competitive. Comparisons to the 2001 second quarter were also negatively impacted by owned property sales, primarily the Red Lion sale and the CNL transaction. Results from our domestic owned hotels benefited from the May 1, 2002 acquisition of the Hilton Waikoloa Village. RevPAR for comparable owned properties declined 6.1 percent in the 2002 second quarter, with occupancy down .6 points to 76.0 percent and average daily rate down 6.8 percent to $151.54. The comparable owned properties continue to show sequential quarterly improvement from the 15.3 percent RevPAR decline experienced in the 2002 first quarter. Markets producing strong or improving occupancy levels during the quarter included New York, Chicago, Washington, D.C., New Orleans, Boston, Honolulu, Phoenix and Minneapolis. Our hotels in the San Francisco / San Jose market continue to exhibit softness due to demand pressure and new competitive supply. Owned property comparable EBITDA margins declined 1.1 points to 35.6 percent versus the prior year's second quarter. Our margins have remained strong despite softer demand due primarily to our cost containment initiatives.

Our program of cost containment measures at each of our properties, as well as our corporate and regional offices, include a company-wide limitation on new hires, direct energy purchase agreements combined with reduced energy consumption and hotel-level programs to improve operating efficiencies. At the hotel level, these initiatives focus on managing to the decline in demand and reducing cost per occupied room. Cost containment, without compromising customer service and quality, will remain a top priority for the remainder of 2002.

Leased hotel revenue decreased $17 million or 36 percent and leased hotel EBITDA decreased $4 million or 57 percent. The revenue and EBITDA declines are primarily a result of the sale of the Red Lion hotel chain in 2001. Due to the relatively large size of the lease payments required in a hotel operating lease, the leased properties operate at margins significantly lower than our owned hotels.

Management and franchise fee revenue decreased $11 million in the second quarter of 2002 to $87 million as a result of system-wide RevPAR declines at each of our brands, partially offset by new hotel openings. Fee revenue is based primarily on rooms revenue at franchise properties and total operating revenue (and to a lesser extent gross operating profits or cash flow) at managed properties. The decrease in RevPAR reflects the comparative softness in the U.S. economy versus the second quarter of 2001.

The decrease in other fees and income compared to the 2001 second quarter is primarily the result of lower earnings from unconsolidated affiliates accounted for under the equity method, partially offset by higher earnings from our timeshare segment. Our unconsolidated affiliates include hotels where we own a minority interest, and these hotels suffered a decline in business similar to that of our owned and operated hotels. However, EBITDA from our timeshare segment increased $3 million in the 2002 second quarter, as that segment continued to post strong results despite the comparatively soft economic environment. Robust sales at our property adjacent to the Hilton Hawaiian Village Beach Resort & Spa and an increase in the average selling price across all of our timeshare properties drove the quarter over quarter increase.

Depreciation and amortization, including our proportionate share of depreciation and amortization from unconsolidated affiliates, decreased $10 million in the second quarter of 2002 to $93 million. The decrease is primarily the result of discontinuing amortization of goodwill and brand values effective January 1, 2002 in accordance with Financial Accounting Standard (FAS) 142 (see "Other Matters—New Accounting Standards"). As required by FAS 142, the results for periods prior to its adoption have not been restated.

Results for the 2002 second quarter include a charge of $10 million (including $6 million of non-cash items) for estimated remediation efforts relating to mold found at the newly constructed Kalia Tower at the Hilton Hawaiian Village. This charge includes an estimated impairment loss for certain fixed assets as well as estimates of investigatory and remediation costs. The remediation efforts are not expected to have a significant impact on the operating results of the Hilton Hawaiian Village Beach Resort & Spa for the balance of the year.

Corporate Activity

In the 2002 second quarter, we were repaid on a note receivable that we had partially reserved in the fourth quarter of 2001 due to the borrower's failure to make required principal and interest payments. Corporate expense in the second quarter includes a benefit of approximately $4 million related to this reversal of bad debt expense.

Interest and dividend income decreased $2 million compared with the prior year. Notes receivable have decreased due to repayments on balances which were outstanding in 2001. Interest expense, net of amounts capitalized, decreased $12 million reflecting lower outstanding debt balances and lower average interest rates.

In June 2002, we completed the sale of our Harrison Conference Center hotel chain to Aramark Corporation. We recorded a $16 million pre-tax book loss on the Harrison sale. However, the sale generated a capital gain for tax purposes, which enabled us to utilize tax loss carryforwards generated by the sale of the Red Lion hotel chain in 2001. The transaction, including the impact of the reduction of the valuation allowance associated with the tax loss carryforwards and the reversal of book deferred tax balances no longer required, resulted in a $16 million book tax benefit. This net tax benefit is reflected in the tax provision in the 2002 second quarter. Thus, on an after-tax basis, the sale of the Harrison hotel chain had no impact on reported net income.

Also in June 2002, we entered into a $125 million facility with a wholly owned subsidiary of GE Capital for the sale of notes receivable originated by our timeshare business (see "Liquidity and Capital Resources—Asset Dispositions"). On June 27, 2002, we completed the sale of approximately $52 million of notes receivable under the facility. This transaction resulted in a gain of approximately $2 million in the quarter.

Proceeds from the Harrison transaction and timeshare notes receivable sale were used to reduce outstanding debt. The total pre-tax loss on asset dispositions of $15 million in the second quarter of 2002 represents the $16 million Harrison loss and a pre-tax loss of approximately $1 million as a result of writing off the value assigned to several long-term management and franchise agreements which were terminated in the quarter, net of the $2 million gain on the sale of timeshare notes receivable. The pre-tax loss on asset dispositions of $2 million in the 2001 second quarter is primarily the result of writing off the value assigned to several long-term management and franchise agreements which were terminated in the quarter.

The effective income tax rate for the second quarter of 2002 decreased to 28.2% from 40.9% in the second quarter of 2001. The decrease is primarily due to the tax benefit recorded on the sale of Harrison as well as discontinuing goodwill amortization, which was not deductible for tax purposes. Excluding the impact of the Harrison sale, the effective tax rate for the 2002 second quarter decreased to 37.3%. Our effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

Hotel Statistics

RevPAR for U.S. owned-or-operated hotels and system-wide for the three months ended June 30, 2001 and 2002 is as follows:

	U.S. owned-or-operated hotels (1)
	Three months ended June 30,
	2001	2002	% Change
Hilton	$121.74	113.58	(6.7)%
Doubletree	82.94	75.49	(9.0)
Embassy Suites	98.18	89.76	(8.6)
Other	68.30	65.48	(4.1)
Total	100.61	93.09	(7.5)

    (1)
    Statistics are for comparable U.S. hotels, and include only hotels in the system as of June 30, 2002 and owned or operated by us since January 1, 2001.

	System-wide (2)
	Three months ended June 30,
	2001	2002	% Change
Hilton	$99.08	93.17	(6.0)%
Hilton Garden Inn	71.75	69.59	(3.0)
Doubletree	78.12	71.44	(8.6)
Embassy Suites	93.12	87.91	(5.6)
Homewood Suites by Hilton	76.23	73.16	(4.0)
Hampton	56.35	56.04	(0.6)
Other	92.95	78.71	(15.3)

    (2)
    Statistics are for comparable hotels, and include only hotels in the system as of June 30, 2002 and owned, operated or franchised by us since January 1, 2001.

Comparison of six months ended June 30, 2001 and 2002

Overview

A summary of our consolidated results for the six months ended June 30, 2001 and 2002 is as follows:

	2001	2002	% Change
	(in millions, except per share amounts)
Revenue	$2,164	1,956	(10)%
Operating Income	426	340	(20)
Net Income	141	110	(22)
Basic EPS	.38	.30	(21)
Diluted EPS	.38	.30	(21)
Other Operating Data
Reconciliation of Net Income to EBITDA:
Net Income	$141	110	(22)%
Minority interest, net	5	5
Provision for income taxes	101	54
Net loss on asset dispositions	1	15
Interest expense, net, from unconsolidated affiliates	9	10
Interest expense	203	174
Interest and dividend income	(34)	(28)

Operating Income	426	340	(20)
Operating interest and dividend income	8	6
Depreciation and amortization (1)	205	185
Pre-opening expense	2	1
Non-cash items, net (2)	—	2

Total EBITDA	$641	534	(17)%

(1)	Includes proportionate share of unconsolidated affiliates.
(2)	Includes the $6 million non-cash portion of the Kalia Tower impairment charge, net of a $4 million reversal of bad debt expense.

Total revenue for the first half of 2002 was $1.956 billion, a decrease of $208 million from the 2001 period. Total EBITDA was $534 million, a decrease of $107 million compared to a year ago. Our consolidated EBITDA margin (EBITDA as a percentage of revenue before other revenue from managed and franchised properties) decreased 1.9 points to 36.3 percent in the first half of 2002 from 38.2 percent in the 2001 six month period. Total operating income decreased $86 million to $340 million.

Six month results were adversely impacted by a still soft U.S. economy, reduced demand from independent business travelers and a decline in international visitation. Along with the lingering effects of the September 11th terrorist attacks, the impact of 2001 property transactions contributed to the decline in revenue and EBITDA. Comparisons were also negatively impacted by the recognition of previously deferred revenue and EBITDA from our timeshare property at the Hilton Hawaiian Village Beach Resort & Spa in the first quarter of 2001. Excluding the impact of asset sales in 2001, the Waikoloa purchase, deferred timeshare sales and the Kalia Tower impairment charge, revenue and EBITDA declined 6 percent and 13 percent, respectively from the 2001 period.

Strong revenue from cross-selling among the brands and the success of the Hilton HHonors loyalty program contributed to gains in market share across Hilton's family of brands. Six month results also benefited from our cost containment programs which resulted in solid margins in a challenging environment, strong sales at our timeshare operations, and a decline in average debt levels and interest rates.

Our domestic owned hotels contributed $338 million of EBITDA in the first six months of 2002, compared to $395 million in the prior year period. Results in the 2002 first half were adversely impacted by the economic downturn in the United States compared to the first half of 2001, resulting in comparative softness across many of our major markets. Reduced demand from independent business travelers and price sensitivity in all market segments were particularly prevalent in the 2002 first half. Comparisons to the 2001 first half were also negatively impacted by owned property sales, primarily the Red Lion sale and the CNL transaction, while results benefited from the May 1, 2002 acquisition of the Hilton Waikoloa Village. RevPAR for comparable owned properties declined 10.6 percent in the first six months of 2002, with occupancy down 2.2 points to 71.2 percent and average daily rate down 7.8 percent to $150.60. Owned property comparable EBITDA margins declined 1.6 points to 32.0 percent in comparison to the prior year's first half.

Leased hotel revenue decreased $31 million or 34 percent and leased hotel EBITDA declined $4 million or 40 percent. The declines are a result of the Red Lion sale.

Management and franchise fee revenue decreased $23 million in the first half of 2002 to $168 million as a result of system-wide RevPAR declines at each of our brands, partially offset by new hotel openings. The decrease in RevPAR reflects the comparative softness in the U.S. economy versus the first half of 2001.

The decrease in other fees and income compared to the 2001 first half is primarily the result of lower timeshare revenue and lower earnings from unconsolidated affiliates accounted for under the equity method. Timeshare results in the first half of 2001 included the recognition of previously deferred amounts associated with our timeshare project at the Hilton Hawaiian Village Beach Resort & Spa in the first quarter of 2001. This recognition impacted revenue and EBITDA in the 2001 first half by $34 million and $14 million, respectively. Excluding this non-recurring item, EBITDA from our timeshare segment increased $9 million in the first six months of 2002. Our timeshare segment continued to post strong results despite the comparatively soft economic environment.

Depreciation and amortization, including our proportionate share of depreciation and amortization from unconsolidated affiliates, decreased $20 million in the first half of 2002 to $185 million. The decrease is primarily the result of discontinuing amortization of goodwill and brand values effective January 1, 2002. Year to date results include the $10 million second quarter charge (including $6 million of non-cash items) relating to the Kalia Tower at the Hilton Hawaiian Village.

Corporate Activity

Corporate expense includes a benefit of approximately $4 million related to the reversal of bad debt expense for a partially reserved note receivable that was repaid during the second quarter. Interest and dividend income decreased $6 million compared with the prior year. Notes receivable have decreased primarily due to repayments on balances which were outstanding in 2001. Interest expense, net of amounts capitalized, decreased $29 million reflecting lower outstanding debt balances and lower average interest rates.

The pre-tax loss on asset disposition of $15 million in 2002 represents the $16 million loss on the Harrison sale and a pre-tax loss of approximately $1 million as a result of writing off the value assigned to several long-term management and franchise agreements which were terminated in the period, net of the $2 million gain on the sale of timeshare notes receivable. We realized a pre-tax loss on asset dispositions of $1 million in 2001 primarily as a result of writing off the value assigned to several long-term management and franchise agreements which were terminated in the period.

The effective income tax rate for the first half of 2002 decreased to 32.0% from 40.9% in the first half of 2001. The decrease is primarily due to the tax benefit from the sale of Harrison as well as discontinuing goodwill amortization, which was not deductible for tax purposes. Excluding the impact of the Harrison sale, the effective tax rate for the 2002 six month period decreased to 37.8%.

Hotel Statistics

RevPAR for U.S. owned-or-operated hotels and system-wide for the six months ended June 30, 2001 and 2002 is as follows:

	U.S. owned-or-operated hotels (1)
	Six months ended June 30,
	2001	2002	% Change
Hilton	$121.72	109.65	(9.9)%
Doubletree	81.63	71.83	(12.0)
Embassy Suites	100.57	89.01	(11.5)
Other	66.46	61.76	(7.1)
Total	100.54	89.94	(10.5)

    (1)
    Statistics are for comparable U.S. hotels, and include only hotels in the system as of June 30, 2002 and owned or operated by us since January 1, 2001.

	System-wide (2)
	Six months ended June 30,
	2001	2002	% Change
Hilton	$98.39	89.22	(9.3)%
Hilton Garden Inn	69.30	65.42	(5.6)
Doubletree	77.51	68.59	(11.5)
Embassy Suites	93.92	86.10	(8.3)
Homewood Suites by Hilton	74.66	70.44	(5.7)
Hampton	52.96	52.16	(1.5)
Other	90.50	71.62	(20.9)

    (2)
    Statistics are for comparable hotels, and include only hotels in the system as of June 30, 2002 and owned, operated or franchised by us since January 1, 2001.

Other Matters

New Accounting Standards

Effective January 1, 2002, we adopted FAS 142, "Goodwill and Other Intangible Assets." The new rules require that goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment. We expect to receive future benefits from previously acquired goodwill and brands over an indefinite period of time and therefore no longer amortize them. We have completed our initial impairment review of goodwill and other intangible assets in connection with the adoption of FAS 142, which did not result in an impairment loss. As required by FAS 142, the results for the periods prior to its adoption have not been restated.

In response to a Financial Accounting Standards Board staff announcement, effective January 1, 2002 we changed our method of reporting reimbursable costs incurred on behalf of managed hotel properties and franchisees. Under the new method, we report reimbursements received as revenue and the costs incurred on behalf of managed properties and franchisees as expenses. These costs, which relate primarily to payroll costs at managed properties where we are the employer, are reflected in other revenue and expenses from managed and franchised properties in the consolidated statements of income. Revenue and expenses for the 2001 period have been reclassified to conform with the presentation in the 2002 financial statements. Since the reimbursements are made based upon the costs incurred with no added margin, the adoption of this guidance has no effect on our operating income, total or per share net income, cash flow or financial position.

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

The words "believes," "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance, and are subject to risks and uncertainties, including those identified above under "Results of Operations" and those in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 under the captions "Hotel Operations," "Timeshare Operations" and "Additional Information," as well as the effects of economic conditions, including the magnitude and duration of the economic downturn in the United States; actual and threatened terrorist attacks and their impact on domestic and international travel; supply and demand changes for hotel rooms; competitive conditions in the lodging industry; relationships with franchisees and property owners; increases in energy, healthcare, insurance and other operating expenses; the impact of government regulations; the outcome of litigation; and the availability of capital to finance growth. Any of these risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although we believe the expectations reflected in these forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained and caution you not to place undue reliance on such statements. We undertake no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As reported in our 2001 Annual Report on Form 10-K, a lawsuit was filed by the owner of the Hilton Palacio del Rio in San Antonio, Texas (the "Hotel") against Hilton and several of its subsidiaries in September 2000 under the caption Palacio del Rio, Ltd. v. Hilton Hotels Corporation, et al. (No. 2000-CI-13691) in the District Court of Bexar County, Texas, 407th Judicial District. Pursuant to the terms of an agreement between Hilton and the plaintiff relating to the management of the Hotel, management-related claims were compelled to binding arbitration.

The plaintiff alleged breaches of a territorial restriction contained in the hotel management agreement as a result of Hilton's acquisition of Promus Hotel Corporation, which added non-Hilton branded properties in the San Antonio area to our hotel system. The plaintiff also alleged various other breaches of the management agreement relating to Hilton's purchasing and group services functions, use of confidential information, duties to act as agent for the plaintiff and other matters. The plaintiff sought, among other things, an award of monetary damages including disgorgement of profits received by Hilton; punitive damages; injunctive relief; interest; attorneys' fees; and expenses of the arbitration proceeding.

The arbitration hearing was held in the second quarter of 2002. The final decision of the arbitration panel is expected in the third quarter of 2002.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on May 23, 2002 at the Hilton Glendale in Glendale, California. Approximately 90 percent of the eligible shares were voted.

The following persons were elected to our Board of Directors for a three-year term expiring in 2005: Stephen F. Bollenbach, Dieter Huckestein, Benjamin V. Lambert, John L. Notter and Peter V. Ueberroth, each of whom received approximately 99 percent of the votes cast.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

  99.1
  CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2
  CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K

    We filed a Report on Form 8-K, dated May 23, 2002, under "Item 4. Change in Registrant's Certifying Accountant," disclosing the termination of Arthur Andersen LLP as our independent auditors and the engagement of Ernst & Young LLP to serve as our independent auditors for the year ending December 31, 2002.

    We filed a Report on Form 8-K, dated July 25, 2002, under "Item 5. Other Events and Regulation FD Disclosure," regarding the Kalia Tower at the Hilton Hawaiian Village.

    We filed a Report on Form 8-K, dated July 31, 2002, under "Item 5. Other Events and Regulation FD Disclosure," regarding our earnings for the three and six months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILTON HOTELS CORPORATION (Registrant)

Date: August 2, 2002	/s/ MATTHEW J. HART Matthew J. Hart Executive Vice President and Chief Financial Officer

/s/ ROBERT M. LA FORGIA Robert M. La Forgia Senior Vice President and Controller (Chief Accounting Officer)

QuickLinks

  PART I—FINANCIAL INFORMATION
HILTON HOTELS CORPORATION AND SUBSIDIARIES
  ITEM 1. FINANCIAL STATEMENTS
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
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES