Form 10-Q
period 2002-09-30
HILTON HOTELS CORP
filed 2002-11-12
CIK 47580

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-3427

HILTON HOTELS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2058176 (IRS Employer Identification No.)
9336 Civic Center Drive, Beverly Hills, California (Address of principal executive offices)	90210 (zip code)
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
Yes    ☒    No    ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2002—Common Stock, $2.50 par value—376,297,855 shares.

PART I — FINANCIAL INFORMATION

Company or group of companies for which report is filed:

  HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
	(in millions, except per share amounts)
Revenue
Owned hotels	$488	502	1,650	1,555
Leased hotels	43	27	133	86
Management and franchise fees	79	83	270	251
Other fees and income	101	88	335	280

	711	700	2,388	2,172
Other revenue from managed and franchised properties	231	234	718	718

	942	934	3,106	2,890
Expenses
Owned hotels	351	365	1,118	1,080
Leased hotels	37	24	117	77
Depreciation and amortization	100	86	294	258
Impairment loss and related costs	—	10	—	20
Other operating expenses	80	71	258	223
Corporate expense, net	16	17	48	47

	584	573	1,835	1,705
Other expenses from managed and franchised properties	231	234	718	718

	815	807	2,553	2,423

Operating Income	127	127	553	467
Interest and dividend income	15	9	49	37
Interest expense	(95)	(78)	(298)	(252)
Interest expense, net, from unconsolidated affiliates	(3)	(5)	(12)	(15)
Net loss on asset dispositions	—	(1)	(1)	(16)

Income Before Income Taxes and Minority Interest	44	52	291	221
Provision for income taxes	(22)	(4)	(123)	(58)
Minority interest, net	(1)	—	(6)	(5)

Net Income	$21	48	162	158

Basic Earnings Per Share	$.06	.13	.44	.42

Diluted Earnings Per Share	$.06	.13	.44	.42

see notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31, 2001	September 30, 2002
	(in millions)
Assets
Cash and equivalents	$35	63
Accounts receivable, net	291	309
Inventories	148	133
Deferred income taxes	61	57
Current portion of notes receivable, net	40	26
Current portion of long-term receivable	300	—
Other current assets	121	109

Total current assets	996	697

Investments and notes receivable, net	580	533
Long-term receivable	325	325
Property and equipment, net	3,911	3,938
Management and franchise contracts, net	487	445
Leases, net	122	119
Brands	971	970
Goodwill	1,273	1,273
Other assets	120	111

Total investments, property and other assets	7,789	7,714

Total Assets	$8,785	8,411

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$533	533
Current maturities of long-term debt	365	31
Income taxes payable	4	5

Total current liabilities	902	569
Long-term debt	4,950	4,692
Deferred income taxes and other liabilities	1,150	1,131
Stockholders' equity	1,783	2,019

Total Liabilities and Stockholders' Equity	$8,785	8,411

see notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries

Consolidated Statements of Cash Flow

	Nine months ended September 30,
	2001	2002
	(in millions)
Operating Activities
Net income	$162	158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	294	258
Amortization of loan costs	7	7
Net loss on asset dispositions	1	16
Impairment loss and related costs	—	20
Change in working capital components:
Receivables, inventories and other current assets	91	19
Accounts payable and accrued expenses	(61)	11
Income taxes payable	44	1
Change in deferred income taxes	(59)	(40)
Change in other liabilities	(25)	(19)
Unconsolidated affiliates' distributions in excess of earnings	11	12
Other	(14)	—

Net cash provided by operating activities	451	443

Investing Activities
Capital expenditures	(259)	(138)
Additional investments	(104)	(121)
Proceeds from asset dispositions	168	103
Payments on notes and other	96	100
Acquisitions, net of cash acquired	—	(71)

Net cash used in investing activities	(99)	(127)

Financing Activities
Change in commercial paper borrowings and revolving loans	(1,299)	(5)
Proceeds from long-term borrowings	990	—
Reduction of long-term debt	(22)	(277)
Issuance of common stock	7	17
Cash dividends	(22)	(23)

Net cash used in financing activities	(346)	(288)

Increase in Cash and Equivalents	6	28
Cash and Equivalents at Beginning of Year	47	35

Cash and Equivalents at End of Period	$53	63

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

The statements for the three and nine months ended September 30, 2001 and 2002 are unaudited; however, in the opinion of management, all adjustments (which include normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

Note 2: Earnings Per Share

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding totaled 376 million and 373 million for the three and nine months ended September 30, 2002, respectively, and 369 million for both the three and nine months ended September 30, 2001. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of the assumed exercise of stock options and convertible securities increased the weighted average number of common shares by 26 million and 27 million for the three and nine months ended September 30, 2002, respectively, and 25 million for both the three and nine months ended September 30, 2001. In addition, the increase to net income resulting from interest on convertible securities assumed to have not been paid was $3.9 million and $11.6 million for the three and nine month periods ended September 30, 2002, respectively, and $3.4 million and $10.8 million for the three and nine month periods ended September 30, 2001, respectively. EPS for the nine month period in 2002 differs from the sum of the six month and third quarter EPS due to the required method of computing the weighted average number of shares in the respective periods.

Note 3: Supplemental Cash Flow Information

	Nine months ended September 30,
	2001	2002
	(in millions)
Cash paid during the period for the following:
Interest, net of amounts capitalized	$233	205
Income taxes	115	60

In June 2002, the current portion of long-term receivable and the current portion of long-term debt were each reduced by $300 million, reflecting the scheduled repayment by Park Place Entertainment Corporation of the 7.375% Senior Notes due 2002. Park Place assumed these notes at the time of the spin-off of our gaming operations on December 31, 1998 under a debt assumption agreement, however the debt remained our legal obligation. This repayment has been excluded from the statement of cash flow as a non-cash item.

Note 4: Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
	(in millions)		(in millions)
Net income	$21	48	162	158
Change in unrealized gains and losses, net of tax	(9)	(6)	(12)	(4)
Cash flow hedge adjustment, net of tax	(2)	(4)	(2)	(2)
Cumulative translation adjustment, net of tax	—	—	—	1

Comprehensive income	$10	38	148	153

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

There were no amounts recognized or reclassified into earnings for the three or nine months ended September 30, 2001 or 2002 due to hedge ineffectiveness or due to excluding from the assessment of effectiveness any component of the derivatives. We assess on a quarterly basis the effectiveness of our hedges in offsetting the variability in the cash flow of hedged obligations.

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

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
	(in millions, except per share amounts)
Net income
As reported	$21	48	162	158
Goodwill and brand amortization, net of tax	12	—	37	—

As adjusted	$33	48	199	158

Basic earnings per share
As reported	$.06	.13	.44	.42

As adjusted	$.09	.13	.54	.42

Diluted earnings per share
As reported	$.06	.13	.44	.42

As adjusted	$.09	.13	.53	.42

In response to a Financial Accounting Standards Board staff announcement, effective January 1, 2002 we changed our method of reporting reimbursable costs incurred on behalf of managed hotel properties and franchisees. Under the new method, we report reimbursements received as revenue and the costs incurred on behalf of managed and franchised properties as expenses. These costs, which relate primarily to payroll costs at managed properties where we are the employer, are reflected in other revenue and expenses from managed and franchised properties in the consolidated statements of income. Revenue and expenses for the 2001 period have been reclassified to conform with the presentation in the 2002 financial statements. Since the reimbursements are made based upon the costs incurred with no added margin, the adoption of this guidance has no effect on our operating income, total or per share net income, cash flow or financial position.

Note 7: Segment Information

Our operations consist of three reportable segments which are based on similar products or services: Hotel Ownership, Managing and Franchising, and Timeshare. Segment results are presented net of consolidating eliminations for fee based services, which is the basis used by management to evaluate segment performance. Segment results are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
	(in millions)		(in millions)
Revenue
Hotel Ownership	$560	545	1,863	1,690
Managing and Franchising	310	317	988	969
Timeshare	72	72	255	231

Total revenue	$942	934	3,106	2,890

Operating Income
Hotel Ownership	$90	80	406	308
Managing and Franchising	67	71	232	214
Timeshare	18	16	70	62
Corporate and other unallocated expenses	(48)	(40)	(155)	(117)

Total operating income	$127	127	553	467

Note 8: Acquisition of the Hilton Waikoloa Village

In May 2002, we purchased our partner's interest in the 1,241-room Hilton Waikoloa Village on Hawaii's Big Island, a property we manage and in which we previously had an ownership interest of approximately 13 percent. We acquired the remaining 87 percent interest for approximately $155 million, consisting of $75 million in cash and 5.2 million shares of our common stock. The shares have been registered for resale with the Securities and Exchange Commission.

Note 9: Asset Dispositions

In June 2002, we completed the sale of our Harrison Conference Center hotel chain to Aramark Corporation for approximately $49 million in cash. The transaction includes two owned, two leased and seven managed properties with a total of approximately 1,600 rooms.

We recorded a $16 million pre-tax book loss on the Harrison sale. However, the sale generated a capital gain for tax purposes, which enabled us to utilize capital loss tax carryforwards generated by the sale of the Red Lion hotel chain in 2001. These carryforwards were fully reserved through a valuation allowance in prior periods. The valuation allowance was reduced when evidence indicated it was more likely than not that the benefit would be realized, as was the case with the Harrison sale. The transaction, including the impact of the reduction of the valuation allowance associated with the capital loss tax carryforwards and the reversal of book deferred tax balances no longer required, resulted in a $16 million book tax benefit. This net tax benefit was reflected in the tax provision in the 2002 second quarter. Thus, on an after-tax basis, the sale of the Harrison hotel chain had no impact on reported net income.

Also in June 2002, we entered into a $125 million facility with a wholly owned subsidiary of GE Capital for the sale of notes receivable originated by our timeshare business. The sale of notes under the facility is non-recourse to us; however, we have provided a limited deficiency guarantee (which would be triggered as a result of certain termination events) with a maximum liability equal to the greater of 5% of the purchaser's unamortized investment basis in the outstanding portfolio or 1.5% of the aggregate principal amount of notes sold. We also have an option, but not the obligation, to repurchase defaulted notes from the purchaser. The facility allows for our participation in future cash flows of sold notes receivable once the purchaser has received 100% of the principal amount of the notes and a preferred return. Under a separate agreement, we will continue to service the notes for a market-based fee calculated on the outstanding balance of the notes receivable sold. In June 2002, we completed the sale of approximately $52 million of notes receivable under the facility. This transaction resulted in a gain of approximately $2 million in the second quarter, which is included in the net loss on asset dispositions line in our consolidated statements of income. Our retained interest in notes receivable sold as of September 30, 2002 is approximately $1 million.

Note 10: Impairment Loss and Related Costs

Results in the 2002 third quarter include a charge of $10 million for continued mold remediation efforts in certain areas of the Hilton Hawaiian Village. This charge is in addition to the $10 million second quarter 2002 charge for remediation efforts relating to mold found at the property's Kalia Tower. The third quarter charge includes approximately $7 million of incremental costs for the Kalia Tower remediation and approximately $3 million for remediation efforts related to mold found in certain common areas of the Lagoon Tower timeshare development. The total charge of $20 million includes an estimated impairment loss for certain fixed assets as well as estimates of investigatory and remediation costs based upon an evaluation of currently available facts. These costs do not include the capital expenditures required to refurnish the Kalia Tower guest rooms and make improvements to the Kalia and Lagoon Towers. These capital expenditures, which are estimated to total approximately $6 million in 2002 and approximately $14 million in 2003, will be capitalized and depreciated over the useful life of the assets. Actual costs incurred in future periods may vary from these estimates.

The Lagoon Tower remains in operation. The Kalia Tower guest rooms, which were closed in July 2002, are expected to re-open in the second quarter of 2003.

We are pursuing coverage under our property insurance policy, including coverage for any remediation costs and for business interruption. To date, the insurance carriers have not taken a position as to whether insurance coverage is available. The charge incurred does not include the impact of such potential recoveries.

Note 11: Terrorism Insurance Coverage

In July 2002, the servicer of our 7.95% collateralized borrowings due 2010, which had a balance of $488 million at September 30, 2002 and are secured by five of our properties, asserted that an event of default existed under the loan agreement due to an exclusion for terrorist acts contained in our portfolio-wide property insurance coverage. This exclusion commenced in June 2002 when our policy was renewed. During the third quarter, we resolved the property insurance issue with the servicer. While we disputed whether the insurance was required, we decided to obtain insurance to resolve the dispute. Our purchase of insurance with an aggregate coverage of $250 million covering certain terrorist events has resolved the matter and cured the asserted default.

Note 12: Provision for Income Taxes

Results in the 2002 third quarter include the impact of a $16 million reduction in our valuation allowance for capital loss tax carryforwards due to higher than expected utilization of these carryforwards on our 2001 Federal tax return filed in September 2002. The reduction in the valuation allowance resulted in a corresponding reduction in the provision for income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are primarily engaged in the ownership, management and development of hotels, resorts and timeshare properties and the franchising of lodging properties. At September 30, 2002, our system contained 2,058 properties totaling approximately 335,000 rooms worldwide. Our brands include Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Hampton, Homewood Suites by Hilton and Conrad. In addition, we develop and operate timeshare resorts through Hilton Grand Vacations Company and its related entities. Our system also includes properties that are not company-branded. We are also engaged in various other activities related or incidental to the operation of hotels.

The number of properties and rooms at September 30, 2002 by brand and by type are as follows:

Brand	Properties	Rooms	Type	Properties	Rooms
Hilton	231	87,477	Owned(1)	63	34,660
Hilton Garden Inn	154	21,308	Leased	7	2,650
Doubletree	154	41,570	Joint Venture	65	18,593
Embassy Suites	168	40,969		135	55,903
Homewood Suites by Hilton	117	13,160	Managed	203	52,760
Hampton	1,192	122,043	Franchised	1,694	223,002
Other	16	5,138		1,897	275,762
Timeshare	26	3,039	Timeshare	26	3,039
Total	2,058	334,704	Total	2,058	334,704

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

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2001, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include accounting for bad debts, investments, notes receivable, long-lived assets, intangible assets, self-insurance reserves, and contingencies and litigation. We have not changed these policies from those previously disclosed in our annual report.

Development and Capital Spending

Overview

We intend to grow our hotel brands primarily through franchising and the addition of management contracts, which require little or no capital investment. In addition, we will continue to invest in capital replacements and select major renovation projects at our owned hotels and we may seek to acquire hotel properties on a strategic and selective basis. We will also continue to invest in the development of timeshare properties.

In total, we anticipate spending approximately $290 million on capital expenditures in 2002, which includes approximately $180 million for routine improvements and technology, $60 million for various return-on-investment and master plan renovation projects, and $50 million for timeshare development. Routine improvements include expenditures for equipment, fixtures and wall and floor coverings. Expenditures required to complete our capital spending programs will be financed through available cash flow and general corporate borrowings.

We will continue to review our owned hotel portfolio for potential repositioning or rebranding opportunities and may seek to sell certain of these assets (see "Liquidity and Capital Resources—Asset Dispositions").

Owned Hotels

Capital expenditures during the nine months of 2002 totaled $138 million, including routine improvements and technology capital expenditures and several significant construction and renovation projects at owned, majority owned and leased properties. Construction projects in the first nine months of 2002 included the 327-room tower addition at the Hilton Portland, which was completed in June 2002. Significant renovation projects in the period included continuation of the extensive renovation started in January 2001 at the Hilton New Orleans Riverside, which is scheduled for completion in the fourth quarter of 2002. A total of 1,150 guest rooms and suites are being completely renovated with new furniture, fixtures and equipment. The Hilton San Francisco completed its renovation of 568 suites and guest rooms and construction of a spectacular 44th floor executive lounge in June 2002, while construction of a new two-story world-class health spa continues, with completion scheduled for the first quarter of 2003.

In May 2002, we purchased our partner's interest in the 1,241-room Hilton Waikoloa Village on Hawaii's Big Island, a property we manage and in which we previously had an ownership interest of approximately 13 percent. We acquired the remaining 87 percent interest for approximately $155 million, consisting of $75 million in cash and 5.2 million shares of our common stock. The cash portion of the transaction is not included in our aforementioned capital expenditure projections for the year. This property is strategically important to maintaining our strong presence in the Hawaii market, as well as to the members of the Hilton HHonors frequent guest program.

Management and Franchise Contracts

During the first nine months of 2002, we added 108 hotels or approximately 13,800 rooms to our portfolio, including 102 franchise properties, five managed properties owned by third parties and one managed property in which we own a minority interest. A total of 36 properties or approximately 6,600 rooms were removed from our system during the same period. These removals included 11 properties (with approximately 1,600 rooms) that were part of the sale of the Harrison Conference Center hotel chain in June 2002 (see "Liquidity and Capital Resources—Asset Dispositions") and 13 properties (with approximately 3,000 rooms) due to the termination of our affiliation with the Camino Real chain in Mexico in the third quarter.

The market share leadership of our brands and the challenging environment for many hotel operators helped drive a number of conversions in the first nine months of 2002. A total of 18 properties were converted to our family of brands in the period, including six Hampton, five Homewood Suites by Hilton, four Doubletree and two Hilton properties, and one Conrad property.

During the 2002 third quarter, our Embassy Suites and Hilton Garden Inn brands earned first place J.D. Power Awards for "Highest Customer Satisfaction" in their respective categories. Embassy Suites was a winner for a fourth consecutive year, a first in the history of the J.D. Power Award in the lodging category.

In the 2002 nine month period, the development of five new Hampton hotels in New York City was announced by franchisees, representing the Hampton brand's first entry into the country's largest metropolitan area. We also announced an agreement to manage a new 450-room convention hotel in downtown Omaha, Nebraska. The Hilton Omaha, adjacent to the new Omaha Convention Center, is scheduled to open in 2004.

We expect to add approximately 145 hotels or 18,000 rooms to our system in 2002, with Hampton and Hilton Garden Inn accounting for most of the new development. Virtually all of this growth will be through franchising agreements and management contracts.

Our ability to grow the number of managed and franchised hotels is affected by, among other things: national and regional economic conditions, including the magnitude and duration of the current economic downturn in the United States; the effects of actual and threatened terrorist attacks and international conflicts; credit availability; relationships with franchisees and owners; and competition from other hotel brands.

Timeshare

Development continues on schedule at our three most recently announced timeshare projects in Las Vegas, Orlando and New York. The new 1,500-unit Las Vegas project, located at the north end of the Las Vegas Strip, will have 295 units in its first phase, which is scheduled for completion in late 2003. In Orlando, the new 384-unit project will have 96 units in its first two phases, with phase one scheduled for completion in February 2004 and phase two scheduled for completion in May 2004. The total construction cost for phase one at the new Las Vegas property and phases one and two at the new Orlando property is estimated at $165 million, with approximately $35 million being spent in 2002. In New York, we are developing a new urban timeshare concept at the Hilton New York & Towers. We are converting 112 of the hotel's guest rooms to 78 luxurious timeshare units. Opening is scheduled for December 2002. Total cost of this project is $12 million, the majority of which will be spent in 2002.

Capital expenditures associated with our timeshare operations during the first nine months of 2002 totaled approximately $26 million. The majority of these costs are reflected as inventory until the timeshare intervals are sold. We also provide financing to the buyers of our timeshare units. During the first nine months of 2002, we issued approximately $104 million of loans related to timeshare financings, which comprised the majority of our additional investments totaling $121 million. Principal collections on timeshare notes during the same period totaled approximately $80 million. In June 2002, we sold approximately $52 million of our timeshare notes receivable to a third party (see "Liquidity and Capital Resources—Asset Dispositions").

Liquidity and Capital Resources

Overview

Net cash provided by operating activities totaled $451 million and $443 million for the nine months ended September 30, 2001 and 2002, respectively. The decrease in 2002 was primarily the result of lower operating results. Net cash used in investing activities was $99 million for the first nine months of 2001 and $127 million for the first nine months of 2002. The net increase in cash used in investing activities was due to the Waikoloa purchase and a reduction in proceeds from asset sales in the 2002 period partially offset by reduced capital expenditures compared to the 2001 period. Net cash used in financing activities totaled $346 million and $288 million for the nine month periods of 2001 and 2002, respectively. The decrease in cash used in financing activities is the result of lower levels of debt repayment, net of additional borrowings, in the 2002 period.

Cash and equivalents totaled $63 million at September 30, 2002, an increase of $28 million from December 31, 2001. We believe that our operating cash flow, available borrowings under our revolving credit facilities and our ability to obtain additional financing through various financial markets are sufficient to meet our liquidity needs. Based on our projections of operating cash flow plus the proceeds from the sale of the Harrison chain and the timeshare notes receivable (see "Liquidity and Capital Resources—Asset Dispositions"), and after expenditures, including those related to capital items, investments and the cash portion of the Waikoloa purchase, we anticipate generating approximately $300 million of net cash flow in 2002. We expect to use our available net cash flow to reduce debt balances. However, any projections of future financial needs and sources of working capital are subject to uncertainty. See "Results of Operations" and "Forward-Looking Statements" for further discussion of conditions that could affect our estimates of future financial needs and sources of working capital.

Financing

We currently have two revolving credit facilities. In June 1998, we entered into a five-year $500 million revolving credit facility to acquire the remaining 50% interest in the Hilton Hawaiian Village. In August 2001, we reduced the commitment under the $500 million revolver to $425 million. As of September 30, 2002, approximately $380 million of borrowings were outstanding under the $425 million revolver. Although the $425 million revolver expires in June 2003, we continue to classify the outstanding borrowings as long-term debt based on our ability and intent to refinance the obligation. In November 1999, we entered into a $1.8 billion revolving credit facility consisting of a $1.4 billion revolver which expires in 2004 and a $400 million 364-day revolver. In November 2001, we extended the 364-day revolver through November 2002 and reduced the commitment to $150 million. As of September 30, 2002, $835 million of borrowings were outstanding under the $1.4 billion revolver. The 364-day revolver was undrawn at September 30, 2002. Total revolving debt capacity of approximately $620 million was available to us at September 30, 2002.

In October 1997, we filed a shelf registration statement with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. At September 30, 2002, available financing under the shelf totaled $1.2 billion. The terms of any additional securities offered under the shelf will be determined by market conditions at the time of issuance.

On December 31, 1998, we completed a spin-off of our gaming business to a new corporation named Park Place Entertainment Corporation. The December 31, 2001 and the September 30, 2002 debt balances include $625 million and $325 million, respectively, of debt which, although allocated to Park Place under a debt assumption agreement, remains our legal obligation. At the time of the spin-off, Park Place assumed and agreed to pay 100% of the amount of each payment required to be made by Hilton under the terms of the indentures governing our $300 million 7.375% Senior Notes due 2002 and our $325 million 7% Senior Notes due 2004. These notes are included in our 2001 debt balance and a receivable from Park Place in an equal amount is included in our 2001 consolidated balance sheet. The $300 million 7.375% Senior Notes were repaid as scheduled by Park Place in June 2002. The $325 million 7% Senior Notes due 2004 remain in our 2002 debt balance and a receivable from Park Place in an equal amount is included in our 2002 consolidated balance sheet. In the event of an increase in the interest rate on these notes as a result of actions taken by us or in other limited circumstances, we will be required to reimburse Park Place for any increase. We are obligated to make any payment Park Place fails to make, and in this event Park Place would be obligated to pay to us the amount of this payment together with interest, at the rate per annum borne by the notes plus two percent, to the date of reimbursement.

In July 2002, we repaid the remaining balance of our 7.7% Senior Notes due July 15, 2002 totaling approximately $268 million. These notes were repaid with borrowings under our $1.4 billion long-term revolving credit facility. As of September 30, 2002, approximately 30% of our long-term debt (excluding the Park Place allocated debt) was floating rate debt.

In July 2002, the servicer of our 7.95% collateralized borrowings due 2010, which had a balance of $488 million at September 30, 2002 and are secured by five of our properties, asserted that an event of default existed under the loan agreement due to an exclusion for terrorist acts contained in our portfolio-wide property insurance coverage. This exclusion commenced in June 2002 when our policy was renewed. During the third quarter, we resolved the property insurance issue with the servicer. While we disputed whether the insurance was required, we decided to obtain insurance to resolve the dispute. Our purchase of insurance with an aggregate coverage of $250 million covering certain terrorist events has resolved the matter and cured the asserted default.

The following table summarizes our significant contractual obligations as of September 30, 2002, including long-term debt and operating lease commitments:

		Payments Due by Period
Contractual Obligations (in millions)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long-term debt	$4,723	31	1,565	969	2,158
Operating leases	732	36	67	61	568

Total contractual obligations	$5,455	67	1,632	1,030	2,726

Development Financing and Other Commercial Commitments

The following table summarizes our development financing and other commercial commitments as of September 30, 2002:

		Expirations by Period
Commercial Commitments (in millions)	Total Amounts Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Letters of credit	$62	62	—	—	—
Guarantees	101	41	13	30	17

Total commercial commitments	$163	103	13	30	17

Under limited circumstances, we may be obligated to provide additional guarantees or letters of credit totaling $84 million. We believe it is unlikely that significant payments will be required under these agreements.

Asset Dispositions

In June 2002, we completed the sale of our Harrison Conference Center hotel chain to Aramark Corporation for approximately $49 million in cash. The transaction included two owned, two leased and seven managed properties with a total of approximately 1,600 rooms.

We recorded a $16 million pre-tax book loss on the Harrison sale. However, the sale generated a capital gain for tax purposes, which enabled us to utilize capital loss tax carryforwards generated by the sale of the Red Lion hotel chain in 2001. These carryforwards were fully reserved through a valuation allowance in prior periods. The valuation allowance was reduced when evidence indicated it was more likely than not that the benefit would be realized, as was the case with the Harrison sale. The transaction, including the impact of the reduction of the valuation allowance associated with the capital loss tax carryforwards and the reversal of book deferred tax balances no longer required, resulted in a $16 million book tax benefit. This net tax benefit was reflected in the tax provision in the 2002 second quarter. Thus, on an after-tax basis, the sale of the Harrison hotel chain had no impact on reported net income.

Also in June 2002, we entered into a $125 million facility with a wholly owned subsidiary of GE Capital for the sale of notes receivable originated by our timeshare business. The sale of notes under the facility is non-recourse to us; however, we have provided a limited deficiency guarantee (which would be triggered as a result of certain termination events) with a maximum liability equal to the greater of 5% of the purchaser's unamortized investment basis in the outstanding portfolio or 1.5% of the aggregate principal amount of notes sold. We also have an option, but not the obligation, to repurchase defaulted notes from the purchaser. The facility allows for our participation in future cash flows of sold notes receivable once the purchaser has received 100% of the principal amount of the notes and a preferred return. Under a separate agreement, we will continue to service the notes for a market-based fee calculated on the outstanding balance of the notes receivable sold. In June 2002, we completed the sale of approximately $52 million of notes receivable under the facility. This transaction resulted in a gain of approximately $2 million in the second quarter. Our retained interest in notes receivable sold as of September 30, 2002 is approximately $1 million.

Proceeds from the Harrison transaction and timeshare notes receivable sale were used to reduce outstanding debt. The total year to date pre-tax loss on asset disposition of $16 million in 2002 represents the $16 million loss on the Harrison sale and a loss of approximately $2 million as a result of writing off the value assigned to several long-term management and franchise agreements which were terminated in the period, net of the $2 million gain on the sale of timeshare notes receivable.

Stockholders' Equity

In May 2002, we issued 5.2 million shares of common stock in connection with the acquisition of our partner's interest in the Hilton Waikoloa Village. The shares have been registered for resale with the Securities and Exchange Commission.

Dividends paid on common shares were $.02 per share for the three month periods ended September 30, 2001 and 2002, and $.06 per share for the nine month periods ended September 30, 2001 and 2002.

Results of Operations

The following discussion presents an analysis of our results of operations for the three and nine months ended September 30, 2001 and 2002. EBITDA (earnings before interest, taxes, depreciation, amortization, pre-opening expense and non-cash items) is presented supplementally in the tables below and in the discussion of operating results because we believe it allows for a more complete analysis of operating performance by presenting an analysis of operations seperate from the earnings impact of capital transactions. We also believe EBITDA provides an additional measure of our ability to service debt, fund capital expenditures and grow our business. Non-cash items, such as asset write-downs and impairment losses, are excluded from EBITDA as these items do not impact operating results on a recurring basis. EBITDA can be computed by adding depreciation, amortization, pre-opening expense, interest and dividend income from investments related to operating activities and non-cash items to operating income. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States (such as operating income or net income), nor should it be considered as an indicator of our overall financial performance. EBITDA does not fully consider the impact of investing or financing transactions as it specifically excludes depreciation and interest charges, which should also be considered in the overall evaluation of our results of operations. Our method of calculating EBITDA may be different from the method used by other companies and therefore comparability may be limited.

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

Results are also impacted by, among other things: national and regional economic conditions, including the magnitude and duration of the current economic downturn in the United States; actual and threatened terrorist attacks and international conflicts and their impact on domestic and international travel; capital market volatility; credit availability; relationships with franchisees and owners; and competition from other hotel brands. Future operating results could also be adversely impacted by increased capacity. These conditions could negatively impact hotel room demand and pricing which could limit our ability to pass through inflationary increases in operating costs in the form of higher room rates. Additionally, our ability to manage costs could be adversely impacted by significant increases in energy, healthcare, insurance and other operating expenses, resulting in lower operating margins. Increases in transportation and fuel costs or sustained recessionary periods in the U.S. (affecting domestic travel) and internationally (affecting inbound travel from abroad) could also unfavorably impact future results. We believe that our financial strength, diverse market presence, strong brands, cost containment programs and well-maintained, strategically located properties will enable us to remain competitive.

Comparison of fiscal quarters ended September 30, 2001 and 2002

Overview

A summary of our consolidated results for the three months ended September 30, 2001 and 2002 is as follows:

	2001	2002	% Change
	(in millions, except per share amounts)
Revenue	$942	934	(1)%
Operating Income	127	127	—
Net Income	21	48	129
Basic EPS	.06	.13	117
Diluted EPS	.06	.13	117
Other Operating Data
Reconciliation of Net Income to EBITDA:
Net Income	$21	48	129%
Minority interest, net	1	—
Provision for income taxes	22	4
Net loss on asset dispositions	—	1
Interest expense, net, from unconsolidated affiliates	3	5
Interest expense	95	78
Interest and dividend income	(15)	(9)

Operating Income	127	127	—
Operating interest and dividend income	3	3
Depreciation and amortization(1)	106	93
Pre-opening expense	1	—
Non-cash items(2)	—	1

Total EBITDA	$237	224	(5)%

(1)
Includes proportionate share of unconsolidated affiliates.

(2)
Represents the non-cash portion of the Hawaiian Village impairment loss and related costs.

Total revenue for the third quarter of 2002 was $934 million, a decrease of $8 million from the 2001 quarter. Total EBITDA was $224 million, a decrease of $13 million compared to a year ago. Our consolidated EBITDA margin (EBITDA as a percentage of revenue before other revenue from managed and franchised properties) decreased 1.3 points to 32.0 percent in the third quarter of 2002 from 33.3 percent in the 2001 quarter. Total operating income was flat between periods at $127 million.

Results in the 2002 third quarter were adversely impacted by a still soft U.S. economy and a resulting general decline in average daily room rates, general weakness during the week of September 11th, higher insurance costs which affected margins, and an additional charge related to mold remediation efforts at the Hilton Hawaiian Village. Property sales in 2001 and 2002 also contributed to the decline in revenue and EBITDA. Property sales in 2001 consisted primarily of the sale of one owned hotel and contribution of two owned hotels in connection with the CNL joint venture, as well as the sale of the Red Lion brand, while property transactions in 2002 included the June timeshare notes receivable sale and the sale of Harrison Conference Centers. The impact of property sales was partially offset by the May 2002 acquisition of the Hilton Waikoloa Village. Excluding the impact of asset sales, the Waikoloa purchase and the cash portion of the remediation costs in Hawaii, revenue and EBITDA each increased one percent in the third quarter.

Third quarter results benefited from positive revenue per available room (RevPAR) growth at our comparable owned hotels, solid margins, a decline in interest expense, favorable comparisons in late September versus the 2001 period, and a reduction in the provision for income taxes. In addition, strong revenue from cross-selling among the brands and the success of the Hilton HHonors loyalty program contributed to gains in market share across Hilton's family of brands. According to data from Smith Travel Research, our Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Hampton and Homewood Suites by Hilton brands all continued to achieve growth in the system-wide RevPAR index, which represents the share of RevPAR these properties attain versus their respective competitive sets.

Our domestic owned hotels contributed $137 million of EBITDA in the 2002 third quarter, equal to the prior year quarter. Results in the third quarter benefited from RevPAR growth driven by high occupancy levels at most of our owned city-center properties and favorable comparisons to late September 2001. Average daily rates have declined from the prior year and continue to be very competitive. The impact of property sales, primarily the CNL, Red Lion and Harrison transactions, was partially offset by the May 2002 acquisition of the Waikoloa Village. RevPAR for comparable owned properties increased 1.2 percent in the 2002 third quarter, with occupancy up 3.6 points to 73.7 percent, while average daily rate declined 3.7 percent to $141.13. The comparable owned properties continue to show sequential quarterly RevPAR improvement from the 15.3 percent and 6.1 percent declines experienced in the 2002 first and second quarters, respectively. Solid RevPAR gains were attained in several markets including Washington, D.C., Minneapolis, Charlotte and Portland (Oregon). Markets producing strong or improving occupancy levels during the quarter included New York, Chicago, Boston, Honolulu, San Diego and Seattle. Our hotels in the San Francisco / San Jose market continue to exhibit softness due to demand pressure and new competitive supply. Owned property comparable EBITDA margins were 27.0 percent, equal to the 2001 quarter. Our margins have remained strong, despite lower average daily room rates and increased insurance costs, due primarily to our cost containment initiatives. Cost containment, without compromising customer service and quality, will remain a top priority for the remainder of 2002.

Leased hotel revenue decreased $16 million and EBITDA decreased $3 million from the 2001 third quarter. The revenue and EBITDA declines are primarily a result of the sale of the Red Lion hotel chain in 2001. Due to the relatively large size of the lease payments required in a hotel operating lease, the leased properties operate at margins significantly lower than our owned hotels.

Management and franchise fee revenue increased $4 million in the third quarter of 2002 to $83 million as a result of system-wide RevPAR increases at each of our brands and new hotel openings. Fee revenue is based primarily on rooms revenue at franchise properties and total operating revenue (and to a lesser extent gross operating profits or cash flow) at managed properties.

Other fees and income compared to the 2001 third quarter were negatively impacted by lower earnings from unconsolidated affiliates accounted for under the equity method. Revenue from our timeshare segment was level with the 2001 third quarter, as that segment continued to post strong results despite the comparatively soft economic environment. Total timeshare EBITDA increased approximately $1 million compared to the 2001 third quarter to $20 million. Strong sales at the timeshare project adjacent to the Hilton Hawaiian Village (currently approximately 46 percent sold), and an increase in average unit sales price across the timeshare system, contributed to this increase. Sales began in June, and development continues on schedule, at our three most recently announced timeshare projects in Las Vegas, Orlando and at the Hilton New York. Twenty-two percent of unit sales in the third quarter were at these new venues which, due to the required method of accounting for construction period sales, limited the amount of reported revenue and EBITDA growth. In addition, the following factors combined to adversely impact timeshare EBITDA by approximately $4.5 million in the third quarter: the sale of receivables in the second quarter of 2002, revisions to final construction costs in Hawaii, and start-up costs in New York.

Depreciation and amortization, including our proportionate share of depreciation and amortization from unconsolidated affiliates, decreased $13 million in the third quarter of 2002 to $93 million. The decrease is primarily the result of discontinuing amortization of goodwill and brand values effective January 1, 2002 in accordance with Financial Accounting Standard (FAS) 142 (see "Other Matters—New Accounting Standards"). As required by FAS 142, the results for periods prior to its adoption have not been restated.

Results in the 2002 third quarter include a charge of $10 million for continued mold remediation efforts in certain areas of the Hilton Hawaiian Village. This charge is in addition to the $10 million second quarter 2002 charge for estimated remediation efforts relating to mold found at the property's Kalia Tower. The third quarter charge includes approximately $7 million of incremental costs for the Kalia Tower remediation (including approximately $1 million of non-cash items) and approximately $3 million for remediation efforts related to mold found in certain common areas of the Lagoon Tower timeshare development. The total year to date charge of $20 million includes an estimated impairment loss for certain fixed assets as well as estimates of investigatory and remediation costs based upon an evaluation of currently available facts.

Operating income from our Hotel Ownership segment totaled $80 million in the quarter, a decrease of $10 million from the 2001 quarter. The decrease is primarily the result of the Kalia Tower remediation charge and lower earnings from leased hotel properties. Operating income from our Managing and Franchising segment increased $4 million to $71 million in the 2002 third quarter as a result of the aforementioned system-wide RevPAR increases and new hotel openings. Operating income from our Timeshare segment totaled $16 million in the quarter, a $2 million decrease from the prior year. Excluding the $3 million charge related to mold remediation efforts at the Lagoon Tower, Timeshare operating income increased $1 million from the 2001 third quarter.

Corporate Activity

Interest and dividend income decreased $6 million compared with the prior year. The decrease reflects the repayment in June 2002 by Park Place of the $300 million 7.375% Senior Notes assumed by Park Place at the time of the spin-off of our gaming business (see "Liquidity and Capital Resources—Financing"). As these notes were assumed by Park Place but remained our legal obligation prior to repayment, interest on the notes is reflected as both interest income and interest expense in our consolidated financial statements. Interest expense, net of amounts capitalized, decreased $17 million reflecting lower outstanding debt balances and lower average interest rates, as well as the aforementioned note repayment by Park Place.

The total pre-tax loss on asset dispositions of $1 million in the third quarter of 2002 represents the write off of value assigned to several long-term management and franchise agreements which were terminated in the quarter.

The effective income tax rate for the third quarter of 2002 decreased to 7.7% from 50.0% in the third quarter of 2001. The tax rate in the 2002 quarter reflects the impact of a $16 million reduction in our valuation allowance for capital loss tax carryforwards due to higher than expected utilization of these carryforwards on our 2001 Federal tax return filed in September 2002. The reduction in the valuation allowance resulted in a corresponding reduction in the provision for income taxes. Excluding the impact of the carryforward utilization, the effective tax rate for the 2002 third quarter decreased to 38.5%. The tax rate in the 2001 quarter reflects the impact of lower pre-tax income due to the effects of the September 11th terrorist attacks, which magnifies the impact of permanent differences between book and tax earnings, resulting in a higher effective tax rate. Our effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

Hotel Statistics

RevPAR for U.S. owned-or-operated hotels and system-wide for the three months ended September 30, 2001 and 2002 is as follows:

	U.S. owned-or-operated hotels(1)
	Three months ended September 30,
	2001	2002	% Change
Hilton	$101.93	102.15	.2%
Doubletree	70.99	71.42	.6
Embassy Suites	85.49	87.11	1.9
Other	61.58	61.68	.2
Total	85.86	86.40	.6

    (1)
    Statistics are for comparable U.S. hotels, and include only hotels in the system as of September 30, 2002 and owned or operated by us since January 1, 2001.

	System-wide(2)
	Three months ended September 30,
	2001	2002	% Change
Hilton	$84.45	85.34	1.1%
Hilton Garden Inn	65.13	67.95	4.3
Doubletree	68.40	68.69	.4
Embassy Suites	82.70	85.13	2.9
Homewood Suites by Hilton	70.24	70.64	.6
Hampton	54.90	55.96	1.9
Other	78.54	75.82	(3.5)

    (2)
    Statistics are for comparable hotels, and include only hotels in the system as of September 30, 2002 and owned, operated or franchised by us since January 1, 2001.

Comparison of nine months ended September 30, 2001 and 2002

Overview

A summary of our consolidated results for the nine months ended September 30, 2001 and 2002 is as follows:

	2001	2002	% Change
	(in millions, except per share amounts)
Revenue	$3,106	2,890	(7)%
Operating Income	553	467	(16)
Net Income	162	158	(2)
Basic EPS	.44	.42	(5)
Diluted EPS	.44	.42	(5)
Other Operating Data
Reconciliation of Net Income to EBITDA:
Net Income	$162	158	(2)%
Minority interest, net	6	5
Provision for income taxes	123	58
Net loss on asset dispositions	1	16
Interest expense, net, from unconsolidated affiliates	12	15
Interest expense	298	252
Interest and dividend income	(49)	(37)

Operating Income	553	467	(16)
Operating interest and dividend income	11	9
Depreciation and amortization(1)	311	278
Pre-opening expense	3	1
Non-cash items, net(2)	—	3

Total EBITDA	$878	758	(14)%

(1)
Includes proportionate share of unconsolidated affiliates.

(2)
Includes the $7 million non-cash portion of the Hawaiian Village impairment loss and related costs, net of a $4 million reversal of bad debt expense.

Total revenue for the first nine months of 2002 was $2.89 billion, a decrease of $216 million from the 2001 period. Total EBITDA was $758 million, a decrease of $120 million compared to a year ago. Our consolidated EBITDA margin (EBITDA as a percentage of revenue before other revenue from managed and franchised properties) decreased 1.9 points to 34.9 percent in the first nine months of 2002 from 36.8 percent in the 2001 nine month period. Total operating income decreased $86 million to $467 million.

Nine month results were adversely impacted by a still soft U.S. economy, resulting in sluggish demand, primarily from independent business travelers. This reduced demand has led to downward pressure on average daily room rates. Along with the effects of the soft economy, the impact of asset sales in 2001 (primarily Red Lion and CNL) and 2002 (primarily the Harrison chain and timeshare notes) contributed to the decline in revenue and EBITDA. Comparisons were also impacted by the recognition of previously deferred revenue and EBITDA from our timeshare property at the Hilton Hawaiian Village in the first quarter of 2001. Excluding the impact of asset sales, the Waikoloa purchase, deferred timeshare sales and the cash portion of the remediation costs in Hawaii, revenue and EBITDA declined 4 percent and 9 percent, respectively, from the 2001 period.

Strong revenue from cross-selling among the brands and the success of the Hilton HHonors loyalty program contributed to gains in market share across Hilton's family of brands. Nine month results also benefited from our cost containment programs which resulted in solid margins in a challenging environment, strong sales at our timeshare operations, a decline in average debt levels and interest rates, and a reduction in the provision for income taxes.

Our domestic owned hotels contributed $475 million of EBITDA in the first nine months of 2002, compared to $532 million in the prior year period. Results in the first nine months of 2002 were adversely impacted by the economic downturn in the United States compared to the first nine months of 2001, resulting in comparative softness across many of our major markets. Reduced demand from independent business travelers and price sensitivity in all market segments were particularly prevalent in the first nine months of 2002. Comparisons to the 2001 period were also impacted by owned property sales, primarily the CNL transaction, the Red Lion sale and the sale of Harrison Conference Centers, and the May 2002 acquisition of the Hilton Waikoloa Village. RevPAR for comparable owned properties declined 6.9 percent in the first nine months of 2002, with occupancy down .3 points to 72.0 percent and average daily rate down 6.6 percent to $147.34. Owned property comparable EBITDA margins declined 1.3 points to 30.4 percent in comparison to the prior year's first nine months.

Leased hotel revenue decreased $47 million and EBITDA declined $7 million compared to the prior year. The declines are a result of the Red Lion sale.

Management and franchise fee revenue decreased $19 million in the first nine months of 2002 to $251 million as a result of system-wide RevPAR declines at each of our brands, partially offset by new hotel openings. The decrease in RevPAR reflects the comparative softness in the U.S. economy versus the 2001 nine month period.

The decrease in other fees and income compared to the 2001 nine month period is primarily the result of lower timeshare revenue and lower earnings from unconsolidated affiliates accounted for under the equity method. Timeshare results in the first nine months of 2001 included the recognition of previously deferred amounts associated with our timeshare project at the Hilton Hawaiian Village in the first quarter of 2001. This recognition impacted revenue and EBITDA in the 2001 nine month period by $34 million and $14 million, respectively. Excluding these previously deferred amounts, EBITDA from our timeshare segment increased $10 million in the first nine months of 2002. Our timeshare segment continued to post strong results despite the comparatively soft economic environment.

Depreciation and amortization, including our proportionate share of depreciation and amortization from unconsolidated affiliates, decreased $33 million in the first nine months of 2002 to $278 million. The decrease is primarily the result of discontinuing amortization of goodwill and brand values effective January 1, 2002.

Year to date results include the $20 million charge (including $7 million of non-cash items) relating to the Hilton Hawaiian Village.

Operating income from our Hotel Ownership segment totaled $308 million for the first nine months of 2002, a decrease of $98 million from the 2001 period. The decrease is primarily the result of lower earnings from owned, leased and joint venture hotel properties and the Kalia Tower remediation charge. Operating income from our Managing and Franchising segment decreased $18 million to $214 million in the 2002 period as a result of system-wide RevPAR declines, paritally offset by new hotel openings. Operating income from our Timeshare segment totaled $62 million in the 2002 nine month period, an $8 million decrease from the prior year. The decrease in the Timeshare operating income is primarily the result of the recognition of previously deferred amounts (related to the Lagoon Tower timeshare project at the Hilton Hawaiian Village) in the 2001 period. Excluding this deferral and the third quarter 2002 charge related to mold remediation efforts at the Lagoon Tower, Timeshare operating income increased $9 million from the 2001 nine month period.

Corporate Activity

Corporate expense in the 2002 period includes a benefit of approximately $4 million related to the reversal of bad debt expense for a partially reserved note receivable that was repaid during the second quarter. Interest and dividend income decreased $12 million compared with the prior year. This decrease reflects the repayment in June 2002 by Park Place of the $300 million 7.375% Senior Notes assumed by Park Place at the time of the spin-off of our gaming business, as well as lower notes receivable balances due to repayments of balances which were outstanding in 2001. Interest expense, net of amounts capitalized, decreased $46 million primarily due to lower outstanding debt balances and lower average interest rates, as well as the aforementioned note repayment by Park Place.

During 2002, we completed the sale of certain timeshare notes receivable and our Harrison Conference Center hotel chain (see "Liquidity and Capital Resources—Asset Dispositions"). The pre-tax loss on asset dispositions of $16 million in 2002 represents the $16 million Harrison loss and a pre-tax loss of approximately $2 million as a result of writing off the value assigned to several long-term management and franchise agreements which were terminated in the period, net of the $2 million gain on the sale of timeshare notes receivable. We realized a pre-tax loss on asset dispositions of $1 million in 2001 primarily as a result of writing off the value assigned to several long-term management and franchise agreements which were terminated in the period.

The effective income tax rate for the first nine months of 2002 decreased to 26.2% from 42.3% in the first nine months of 2001. The tax rate in the 2002 period reflects a reduction of the valuation allowance associated with capital loss tax carryforwards and the reversal of book deferred tax balances no longer required arising from the Harrison sale in the second quarter of 2002. The 2002 tax rate also reflects the third quarter impact of a reduction in our valuation allowance for capital loss tax carryforwards due to higher than expected utilization of these carryforwards on our 2001 Federal tax return filed in September 2002, as well as discontinuing goodwill amortization effective January 1, 2002, which was not deductible for tax purposes. Excluding the impact on the provision for income taxes of the Harrison sale and the third quarter carryforward utilization, the effective tax rate for the 2002 nine month period decreased to 38.0%.

Hotel Statistics

RevPAR for U.S. owned-or-operated hotels and system-wide for the nine months ended September 30, 2001 and 2002 is as follows:

	U.S. owned-or-operated hotels(1)
	2001	2002	% Change
	Nine months ended September 30,
Hilton	$115.02	107.13	(6.9)%
Doubletree	78.04	71.70	(8.1)
Embassy Suites	95.49	88.37	(7.5)
Other	64.98	61.95	(4.7)
Total	95.64	88.80	(7.2)

    (1)
    Statistics are for comparable U.S. hotels, and include only hotels in the system as of September 30, 2002 and owned or operated by us since January 1, 2001.

	System-wide(2)
	2001	2002	% Change
	Nine months ended September 30,
Hilton	$93.75	88.01	(6.1)%
Hilton Garden Inn	67.89	66.31	(2.3)
Doubletree	74.66	68.82	(7.8)
Embassy Suites	90.22	85.84	(4.9)
Homewood Suites by Hilton	73.16	70.50	(3.6)
Hampton	53.57	53.40	(.3)
Other	86.71	73.21	(15.6)

    (2)
    Statistics are for comparable hotels, and include only hotels in the system as of September 30, 2002 and owned, operated or franchised by us since January 1, 2001.

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

The words "believes," "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance, and are subject to risks and uncertainties, including those identified above under "Results of Operations" and those in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 under the captions "Hotel Operations," "Timeshare Operations" and "Additional Information," as well as the effects of economic conditions, including the magnitude and duration of the economic downturn in the United States; actual and threatened terrorist attacks and international conflicts and their impact on domestic and international travel; supply and demand changes for hotel rooms; competitive conditions in the lodging industry; relationships with franchisees and property owners; increases in energy, healthcare, insurance and other operating expenses; the impact of government regulations; the outcome of litigation; and the availability of capital to finance growth. Any of these risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although we believe the expectations reflected in these forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained and caution you not to place undue reliance on such statements. We undertake no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt or the fair values of our fixed rate debt. We attempt to limit the impact of changes in interest rates by attaining an appropriate mix of borrowings through our bank credit facilities relative to our long-term fixed rate debt. The following table sets forth the scheduled maturities and the total fair value of our fixed and floating rate debt as of September 30, 2002:

	Payments Due by Period
	Within 1 year	2 years	3 years	4 years	5 years	After 5 years	Total Carrying Amount	Total Fair Value
	($ in millions)
Fixed rate debt	$21	337	13	514	455	2,076	3,416	3,367
Average interest rate							7.33%
Floating rate debt	$10	—	1,215	—	—	82	1,307	1,307
Average interest rate							2.97%

The fixed rate debt includes the $325 million 7% Senior Notes due July 2004 allocated to Park Place Entertainment. As of September 30, 2002, excluding the Park Place allocated debt, approximately 30% of our long-term debt was floating rate debt. For further information regarding our exposure to certain market risks, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. There have been no significant changes in our financial instruments or market risk exposures from the descriptions disclosed therein.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities that we do not control. Our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As reported in our 2001 Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the period ended June 30, 2002, a lawsuit was filed by the owner of the Hilton Palacio del Rio in San Antonio, Texas (the "Hotel") against Hilton and several of its subsidiaries in September 2000 under the caption Palacio del Rio, Ltd. v. Hilton Hotels Corporation, et al. (No. 2000-CI-13691) in the District Court of Bexar County, Texas, 407th Judicial District. Pursuant to the terms of an agreement between Hilton and the plaintiff relating to the management of the Hotel, management-related claims were compelled to binding arbitration.

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

The arbitration hearing was held in the second quarter of 2002. On August 5, 2002, the arbitration panel awarded damages to the plaintiff on one claim in the amount of $159,000 and awarded other immaterial non-monetary relief. In addition, the panel required each party to reimburse the other for a portion of their overall attorneys' fees, which awards are expected to result in a net reimbursement to Hilton.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  10.1    Amendment 2002-1 to the Hilton Hotels Executive Deferred Compensation Plan

(b)  Reports on Form 8-K

  We filed a Report on Form 8-K, dated August 6, 2002, under "Item 9. Regulation FD Disclosure," containing the sworn statements of our Chief Executive Officer and Chief Financial Officer in accordance with the Securities and Exchange Commission's order dated June 27, 2002.

  We filed a Report on Form 8-K, dated September 9, 2002, under "Item 5. Other Events and Regulation FD Disclosure," reporting the resolution of an asserted default under one of our loan agreements relating to insurance coverage (see Note 11 above).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILTON HOTELS CORPORATION (Registrant)
Date: November 12, 2002	/s/ MATTHEW J. HART Matthew J. Hart Executive Vice President and Chief Financial Officer
/s/ ROBERT M. LA FORGIA Robert M. La Forgia Senior Vice President and Controller (Chief Accounting Officer)

CERTIFICATIONS

I, Stephen F. Bollenbach, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Hilton Hotels Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ STEPHEN F. BOLLENBACH Stephen F. Bollenbach President and Chief Executive Officer

I, Matthew J. Hart, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Hilton Hotels Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ MATTHEW J. HART Matthew J. Hart Executive Vice President and Chief Financial Officer

QuickLinks

  PART I — FINANCIAL INFORMATION
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
  ITEM 4. CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  SIGNATURES
  CERTIFICATIONS