Form 10-K
period 2002-12-31
HILTON HOTELS CORP
filed 2003-03-28
CIK 47580

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☒    No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☒    No ☐

        Based upon the June 28, 2002, New York Stock Exchange closing price of $13.90 per share, the aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant was approximately $4.8 billion. On that date, there were 375,947,229 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of Registrant's annual report to stockholders for the fiscal year ended December 31, 2002 are incorporated by reference under Parts I and II. Certain portions of Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III.

i

PART II		19
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	19
Rights Agreement		19
Item 6.	Selected Financial Data	20
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 8.	Financial Statements and Supplementary Data	22
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	22
PART III		22
Item 10.	Directors and Executive Officers of the Registrant	22
Item 11.	Executive Compensation	22
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22
Equity Compensation Plan Information		23
Item 13.	Certain Relationships and Related Transactions	24
Item 14.	Controls and Procedures	24
PART IV		25
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	25
(a) Index to Financial Statements		25
(b) Reports on Form 8-K		25
(c) Exhibits		25
Signatures		26
Certifications		27
Index to Exhibits		29

ii

PART I

Item 1. Business

GENERAL INFORMATION

Current Operations

        Hilton Hotels Corporation is engaged, together with its subsidiaries, in the ownership, management and development of hotels, resorts and timeshare properties and the franchising of lodging properties. As of December 31, 2002, our system contained 2,084 properties, totaling over 337,000 rooms worldwide. Of such properties, we owned an interest in and operated 128 hotels, leased seven hotels, managed 201 hotels owned by others and franchised 1,721 hotels owned and operated by third parties. Also included in the number of properties in our system are 27 timeshare properties which we managed or franchised. All of these properties are located in the United States, with the exception of 12 hotels in which we own an interest and/or manage and 45 hotels which we franchise.

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

        For additional information, see our Annual Report to Stockholders for the fiscal year ended December 31, 2002 (the "Stockholder Report"). Portions of the Stockholder Report are included as Exhibit 13 to this Form 10-K and, to the extent specific references are made to such portions of the Stockholder Report, those provisions are incorporated in this Form 10-K by reference.

Recent Developments

  Hotel Properties

  •
  In February 2003, we sold four Homewood Suites by Hilton properties in two separate transactions for total consideration of approximately $40 million. We retained long-term management agreements for three of these properties and a long-term franchise agreement for the remaining property.

  •
  In February 2003, we completed a transaction in which we formed a partnership with CNL Hospitality Corp. that has acquired seven hotel properties, including the Hilton Rye Town which was wholly owned by us. We have a minority ownership interest in the partnership and manage each of these properties under long-term agreements.

  •
  In June 2002, we completed the sale of two owned, two leased and seven managed properties operating as Harrison Conference Centers for approximately $49 million.

  •
  In May 2002, we purchased our partner's interest in the 1,240-room Hilton Waikoloa Village on Hawaii's Big Island, a property we manage and in which we previously had an ownership interest of approximately 13%. We acquired the remaining 87% interest for approximately $155 million, consisting of $75 million in cash and 5.2 million shares of our Common Stock.

  Timeshare Properties

  •
  In December 2002, we opened the 78-unit Hilton Club—New York at the Hilton New York, which was developed through the conversion of hotel guest rooms to timeshare units.

  •
  In January 2002, we completed construction of a 468-unit timeshare resort located adjacent to Sea World in Orlando, Florida.

  Financing Transactions

  •
  In November 2002, we sold $375 million aggregate principal amount of 7.625% Senior Notes due 2012, the proceeds of which were used to repay indebtedness under our five-year revolving credit facility.

  •
  In November 2002, we renewed our $150 million 364-day revolving credit facility, which has remained undrawn. As of December 31, 2002, we had total revolving debt capacity of approximately $960 million available to us under our bank credit facilities.

  •
  In June 2002, we entered into a $125 million facility with a wholly owned subsidiary of GE Capital for the sale of notes receivable originated by our timeshare business. We completed the sale of approximately $52 million of notes receivable in June 2002 and sold an additional $67 million of notes under the facility in November 2002.

  Additional Information

        For a description of our planned expansion activities, see "Operations—Development." For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 32 in the Stockholder Report.

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

Industry Segments

        We operate in three reportable business segments which are based on similar products or services: Hotel Ownership; Managing and Franchising; and Timeshare. For additional information, see "Segment Information" in the Notes to Consolidated Financial Statements on page 51 in the Stockholder Report.

        As of December 31, 2002, we managed (and in some cases, partially owned) hotel properties in Belgium, Egypt, England, Hong Kong, Ireland, Mexico, Puerto Rico, Singapore and Turkey. We also franchised hotel properties in Canada, Colombia, Costa Rica, Ecuador, Mexico, Peru, Puerto Rico and Venezuela. To date, the amounts of revenues, operating profits and identifiable assets attributable to geographic areas outside the United States have not been material.

OPERATIONS

Hotel Properties

  Owned Hotels

        As of December 31, 2002, we owned a majority or controlling financial interest in and operated 63 hotels, representing 34,664 rooms. The owned hotels include some of our largest and most profitable hotels, including:

  •
  the 1,425-room Waldorf=Astoria;

  •
  the 1,976-room Hilton New York;

  •
  the 2,998-room Hilton Hawaiian Village;

  •
  the 1,240-room Hilton Waikoloa Village;

  •
  the 1,903-room Hilton San Francisco;

  •
  the 1,544-room Hilton Chicago;

  •
  the 1,639-room Palmer House Hilton;

  •
  the 1,119-room Hilton Washington; and

  •
  the 1,600-room Hilton New Orleans Riverside.

        Included in the number of owned hotels are 12 hotels for which we lease the land upon which the hotels are located. The expiration dates of the leases range up to 2044, with certain leases containing renewal options for 30 to 40 years. Under these leases, we own the buildings and leasehold improvements and all furniture and equipment, are responsible for repairs, maintenance, operating expenses and lease rentals, and retain complete managerial discretion over operations. Lease terms generally require us to pay a fixed monthly base rent and may require us to pay additional rent based on a percentage of revenue or income. Upon the expiration of such leases, the buildings and other leasehold improvements presently owned by us revert to the landlords. For additional information, see "Leases" in the Notes to Consolidated Financial Statements on page 52 in the Stockholder Report.

  Leased Hotels

        As of December 31, 2002, we leased seven hotels, representing 2,650 rooms. Under these leases, we lease the hotel from its owner, manage the hotel and are generally responsible for all aspects of the hotel's operations and recognize all revenues and substantially all expenses associated with the hotel's operations. Although, in general, replacement of furniture, fixtures and equipment is the landlord's responsibility, we are obligated under certain leases to maintain and replace these items. Lease terms typically require us to pay a fixed monthly base rent regardless of the performance of the hotel and a variable rent based on a percentage of revenue or income.

  Joint Ventures

        As of December 31, 2002, we had a minority or non-controlling financial interest in and operated 65 hotels, representing 19,093 rooms. These hotels are owned by joint ventures of which we own a minority or non-controlling interest. We have a right of first refusal to purchase additional equity interests in certain of these joint ventures. We manage each of the partially owned hotels for the entity owning the hotel. For additional information, see "Alliances" below.

  Managed Hotels

        As of December 31, 2002, we managed 201 hotels, representing 52,004 rooms, which are wholly owned by others. Under our standard management agreement, we operate a hotel for the benefit of its owner, which either owns or leases the hotel and the associated personal property. Our management fee is generally based on a percentage of each hotel's gross revenue plus, in the majority of properties, an incentive fee based on operating performance. The terms of our management agreements are for various periods and generally contain renewal options, subject to certain termination rights.

        In general, under our management agreements all operating and other expenses are paid by the owner and we are reimbursed for our out-of-pocket expenses. In turn, our managerial discretion is subject to approval by the owner in certain major areas, including the approval of capital expenditure budgets.

  Franchise Hotels

        As of December 31, 2002, we franchised 1,721 hotels, representing 225,588 rooms, which are owned and operated by third parties. In general, franchisees pay us an initial fee based on the number of rooms in a franchise hotel and a continuing fee based on a percentage of the hotel's rooms revenue, which may be up to 5% of rooms revenue depending on the brand. Although we do not directly participate in the management or operation of franchise hotels, we conduct periodic inspections to ensure that our standards are maintained and render advice with respect to hotel operations. We generally approve the plans for, and the location of, franchise hotels and assist in their design.

Hotel Brands

        We operate hotels through the brands described below, which target a wide variety of markets and geographic areas. According to data from Smith Travel Research, in 2002, our Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Homewood Suites by Hilton and Hampton brands all achieved growth in the system-wide RevPAR (rooms revenue divided by the number of available rooms) index, which represents the share of RevPAR these properties attain versus their respective competitive sets. Cross-selling among the brands and the positive impact of the Hilton HHonors guest loyalty program contributed to gains in market share across our family of brands in 2002.

  Hilton

        Hilton hotels are our upscale, full-service hotels that typically include swimming pools, gift shops and retail facilities, meeting and banquet facilities, restaurants and lounges, room service, parking facilities and other services. The Hilton brand also includes Hilton Suites hotels which are upscale, extended stay all-suite hotels. As of December 31, 2002, there were 231 Hilton hotels, representing 87,710 rooms, located in 37 states, the District of Columbia, Canada and Mexico. As of December 31, 2002, there were six Hilton hotels under construction, of which three will be franchise hotels and three will be managed hotels.

  Hilton Garden Inn

        Hilton Garden Inn hotels are our upper mid-market, limited-service hotels that utilize a modular design constructed around a courtyard containing an indoor or outdoor swimming pool. In 2002, the Hilton Garden Inn brand earned the first place J.D. Power Award for "Highest Customer Satisfaction" in its category. As of December 31, 2002, there were 161 Hilton Garden Inn hotels, representing 22,097 rooms, located in 37 states, the District of Columbia, Canada and Mexico. As of December 31, 2002, 26 Hilton Garden Inn hotels were under construction, of which 25 will be franchise hotels and one will be a managed hotel.

  Doubletree

        Doubletree hotels are our full-service hotels in the mid-market to upscale hotel category. The Doubletree brand also includes the Doubletree Guest Suites all-suite hotels and the moderately priced Doubletree Club hotels. As of December 31, 2002, there were 154 Doubletree hotels, representing 41,342 rooms, located in 38 states, the District of Columbia and Latin America. As of December 31, 2002, four Doubletree hotels were under construction, all of which will be franchise hotels.

  Embassy Suites

        Embassy Suites are our upscale, all-suite hotels that feature two-room guest suites with a separate living room and dining/work area and a complimentary cooked-to-order breakfast. Most Embassy Suites hotels are built around a landscaped atrium. In 2002, the Embassy Suites brand earned the first place J.D. Power Award for "Highest Customer Satisfaction" in its category for a fourth consecutive year, a first in the history of the J.D. Power Award in the lodging category. As of December 31, 2002, there were 169 Embassy Suites, representing 41,142 rooms, located in 37 states, the District of Columbia, Puerto Rico and Latin America. As of December 31, 2002, five Embassy Suites hotels were under construction, all of which will be franchise hotels.

  Homewood Suites by Hilton

        Homewood Suites by Hilton are our upscale, extended stay hotels that feature residential-style accommodations including business centers, swimming pools, convenience stores and limited meeting facilities. As of December 31, 2002, there were 121 Homewood Suites, representing 13,728 rooms, located in 33 states, the District of Columbia and Canada. As of December 31, 2002, nine Homewood Suites hotels were under construction, all of which will be franchise hotels.

  Hampton

        Hampton Inn hotels are our moderately priced hotels with limited food and beverage facilities. The Hampton brand also includes Hampton Inn & Suites hotels which offer both traditional hotel room accommodations and apartment-style suites within one property. As of December 31, 2002, there were 1,206 Hampton hotels, representing 123,041 rooms, located in 49 states, Canada, Puerto Rico and Latin America. As of December 31, 2002, 60 Hampton hotels were under construction, of which 58 will be franchise hotels and two will be managed hotels.

  Other Brands

        In addition to the hotel brands described above, as of December 31, 2002, there were 15 hotels, representing 4,939 rooms, operated under other brand names. These hotels are operated under our Conrad brand described below or under third party brands pursuant to contractual arrangements.

  •
  Conrad. Conrad hotels are our upscale, full-service hotels located outside the United States. As of December 31, 2002, we managed, and in some cases partially owned, ten Conrad hotels, representing 3,517 rooms, located in Belgium, Egypt, England, Hong Kong, Ireland, Singapore and Turkey. We have entered into agreements to manage three additional Conrad hotels. Future development of Conrad hotels is subject to our agreements with Hilton Group plc. See "Alliances—Hilton Group" and "Territorial Restrictions" below.

Timeshare Operations

        We conduct our timeshare operations through Hilton Grand Vacations Company and its related entities ("HGVC"), which we wholly own. As of December 31, 2002, HGVC managed 18 timeshare resorts in Florida, two in Nevada and one in each of Hawaii, Colorado and New York. We also manage two timeshare resorts and franchise two resorts in the United States under the Embassy Vacation Resort name. In addition, HGVC operates the HGVClub, a points based reservation and exchange system. We have affiliated 29 timeshare resorts with HGVClub.

Development

  Overview

        We intend to grow our hotel brands primarily through franchising and the addition of management contracts, which require little or no capital investment. In addition, we will continue to invest in capital improvements and select projects at our owned hotels and we may seek to acquire hotel properties on a strategic and selective basis. We will also continue to invest in the development of timeshare properties.

        During 2002, we added 143 properties with approximately 18,000 rooms to our portfolio. A total of 45 properties with approximately 8,400 rooms were removed from our system in 2002, primarily due to asset sales and the termination of our affiliation with the Camino Real chain. In 2003, we expect to add 100 to 115 hotels with 12,000 to 15,000 rooms to our system, with Hampton and Hilton Garden Inn accounting for most of the new development. Conversions from outside of our family of brands to one of our brands are expected to account for approximately 10% of the unit growth. Virtually all of the growth is expected to be through franchise and management agreements.

        Our ability to grow the number of managed and franchised hotels is affected by the factors set forth under "Additional Information—Forward-Looking Statements," including national and regional economic conditions, including the magnitude and duration of the current economic downturn in the United States; the effects of actual and threatened terrorist attacks and international conflicts; credit availability; relationships with franchisees and property owners; and competition from other hotel brands.

  Owned Hotels

        We seek to maintain our competitive advantage by consistently improving our hotel system through renovation programs and additions to existing hotels. Since January 1, 2002, we have completed construction projects or renovation programs at a number of our owned properties, including the following:

  •
  Hilton Portland—completed construction of a 327-room tower addition to the property.

  •
  Hilton New Orleans Riverside—completed an extensive renovation of 1,150 guest rooms and suites with new furniture, fixtures and equipment.

  •
  Hilton San Francisco—completed the renovation of 568 guest rooms and suites and construction of a new world class health spa and a 44th floor executive lounge.

  •
  Hilton Costa Mesa—completed the renovation of 486 guest rooms, meeting rooms, lobby and common areas.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 32 in the Stockholder Report.

  Managed and Franchised Hotels

        Of the 143 property additions in 2002, 134 were franchise properties, six were managed properties owned by third parties and two were managed properties in which we own a minority interest. Included in these additions are 26 properties which, due in part to the market share leadership of our brands and the challenging environment for many hotel operators, were converted to our family of brands in 2002. The 26 conversions include nine Hamptons, six Homewood Suites by Hilton, five Doubletrees, four Hiltons, one Hilton Garden Inn and one Conrad property.

        In 2002, our Embassy Suites and Hilton Garden Inn brands earned first place J.D. Power Awards for "Highest Customer Satisfaction" in their respective categories. Embassy Suites was a winner for a fourth consecutive year, a first in the history of the J.D. Power Award in the lodging category.

        In 2002, franchisees announced the development of five new Hampton Inn hotels in New York City, representing the brand's first entry into the country's largest metropolitan area. We also announced an agreement to manage a new 450-room convention hotel in Omaha, Nebraska. The Hilton Omaha, adjacent to the new Omaha Convention Center, is scheduled to open in the second quarter of 2004. We were previously selected to manage a new 1,200-room convention hotel in Houston, Texas and a new 800-room convention hotel in Austin, Texas. The Houston property is scheduled to open in the fourth quarter of 2003 and the Austin property is scheduled to open in the first quarter of 2004.

  Timeshare Properties

        HGVC has recently opened or is currently developing the following projects:

  •
  HGVC opened a new urban timeshare product called the Hilton Club—New York at the Hilton New York in late 2002. This project was developed through the conversion of 112 of the hotel's guest rooms to 78 timeshare units.

  •
  HGVC has completed construction of a 468-unit timeshare resort located adjacent to Sea World in Orlando, Florida.

  •
  HGVC is developing a new timeshare resort located at the north end of the Las Vegas Strip in Las Vegas, Nevada. Phase one of this project, consisting of 283 units, is scheduled to be completed in the fourth quarter of 2003.

  •
  HGVC is also developing a new timeshare resort in Orlando, Florida. This project will have 96 units in its first two phases, with phase one scheduled for completion in the first quarter of 2004 and phase two scheduled for completion in the second quarter of 2004.

        HGVC is actively seeking new management, development and acquisition opportunities in other destination resort locations. For additional information, see "Summary of Significant Accounting Policies—Revenue Recognition" in the Notes to Consolidated Financial Statements on page 39 in the Stockholder Report.

Alliances

  Hilton Group

        In 1997, we entered into agreements with Hilton Group plc ("Hilton Group"), whose wholly owned subsidiary Hilton International Co. ("HI"), owns the rights to the Hilton name outside the United States. The agreements provide for the reunification of the Hilton brand worldwide through a strategic alliance between the companies, including cooperation on sales and marketing, loyalty programs and other operational matters. Pursuant to these agreements, both companies have integrated their reservation systems under Hilton Reservations Worldwide, launched the Hilton HHonors Worldwide loyalty program, integrated worldwide sales offices, developed joint marketing initiatives and adopted a Hilton brand identity used by both companies. See "Additional Information—Reservation System" and "—HHonors." Stephen F. Bollenbach, our President and Chief Executive Officer, is a non-executive director of Hilton Group and David Michels, Chief Executive of Hilton Group, is one of our non-executive directors.

        In 2000, we announced the formation of a joint venture company with Hilton Group to expand the Conrad brand of luxury hotels on a worldwide basis. The joint venture company, which is owned 50% by each of Hilton and HI, seeks to develop the Conrad brand primarily through management contracts, the construction of new hotels requiring modest investment by the joint venture partners and through the conversion of existing hotels to the Conrad brand. In 2001, we renamed the Towers portion of the Waldorf=Astoria as the Waldorf Towers, a Conrad Hotel, making it the first Conrad hotel in North America.

        Development of additional international hotels by us under the "Hilton" and "Conrad" names is subject to our alliance agreements with Hilton Group. See "Territorial Restrictions." Pursuant to the joint venture with Hilton Group, we have entered into a management agreement to operate on behalf of the joint venture a newly built Conrad hotel in Bali, Indonesia, which is scheduled to open in the fourth quarter of 2004. We also commenced management of the new 392-room Conrad Bangkok in Thailand in January 2003 and continue to manage and retain our ownership interest, if any, in the Conrad hotels we operated prior to formation of the joint venture. See "Hotel Brands—Other Brands—Conrad."

  CNL Joint Ventures

        In February 2003, we completed a transaction in which we formed a partnership with CNL Hospitality Corp. ("CNL") that has acquired the following properties: the 500-room Doubletree at Lincoln Centre in Dallas, Texas; the 428-room Sheraton El Conquistador Resort and Country Club in Tucson, Arizona (converted to the Hilton brand); the 437-room Hilton Rye Town in New York; the 630-room Doubletree Crystal City in Virginia; the 267-suite Embassy Suites Crystal City in Virginia; the 257-suite Embassy Suites Santa Clara in California; and the 174-suite Embassy Suites Orlando Airport in Florida. We contributed the Hilton Rye Town to the partnership, CNL contributed the Doubletree Crystal City and the partnership acquired the remaining properties. We have a 25% interest in this partnership and manage each of the seven hotel properties under long-term agreements.

        In 2001, we completed a transaction with CNL in which the two companies formed a partnership that owns four hotel properties: the 500-room Hilton Miami Airport in Florida; the 276-suite Embassy Suites Portland in Oregon; the 484-room Hilton Costa Mesa in California; and the 224-suite Hilton Suites Auburn Hills in Michigan. We contributed the Embassy Suites Portland and the Hilton Suites Auburn Hills and CNL contributed the Hilton Miami Airport and the Hilton Costa Mesa to the partnership. We have a 30% interest in this partnership and manage each of the four hotel properties under long-term agreements.

  FelCor

        As of December 31, 2002, FelCor Lodging Trust Inc. ("FelCor") owned or had an interest in 82 of our hotels and we owned approximately 1.5 million shares of FelCor common stock, representing approximately 2% of FelCor's outstanding common stock.

Development Financing

        To assist prospective franchisees in obtaining financing for hotel projects, we have programs to provide alternative capital sources to qualified franchisees. Hilton Managers Acceptance Corp. ("HilMAC"), a third party lending entity, provides first mortgage construction financing to franchisees for select Hilton Garden Inn, Homewood Suites by Hilton, Hampton and Embassy Suites hotels. As of December 31, 2002, we guaranteed $38 million of loans outstanding under the HilMAC program. In addition to HilMAC, we have guaranteed $15 million of obligations of our franchisees. We also provide secondary financing to franchisees under a mezzanine financing program. As of December 31, 2002, loans outstanding under this mezzanine financing program totaled approximately $48 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 32 in the Stockholder Report.

Territorial Restrictions

        Certain franchise and management agreements entered into by Hilton and Promus contain provisions that may have the effect of limiting or restricting Hilton's or Promus' right to own, manage or franchise additional hotels, or in some cases brands, in a specified geographic area. Such provisions vary significantly in their applicability and scope and may be subject to differing interpretations. As a result of the Promus Acquisition, we own, manage or franchise hotels in circumstances that may give rise to claims that such hotels conflict with or violate such provisions. To the extent that such conflicts arise, we seek to resolve them by negotiation with the relevant parties. In the event that such resolution cannot be achieved, litigation may result in damages or other remedies against us. Such remedies could include termination of the right to own, manage or franchise the relevant property. Although no assurance can be given that we will be able to renegotiate successfully or otherwise resolve the effects of such conflicts in each instance, these conflicts have not had, and are not expected to have, a material adverse effect on our financial position or results of operations.

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

        We have entered into alliance agreements with the Hilton Group, the parent company of HI, to reunite the Hilton name. Pursuant to these agreements, HI has granted a license to us to develop franchise properties under the Hilton and Hilton Garden Inn names in Canada, Mexico and the Island of St. John, U.S. Virgin Islands, for a period of 20 years. We have formed a joint venture with HI to develop the Conrad brand on a worldwide basis. Subject to the foregoing restrictions as to the use of the "Hilton" and "Conrad" names, Hilton and HI can compete in all, and do compete in certain, markets. See "Alliances—Hilton Group" above.

Potential Acquisitions

        We continuously evaluate acquisition opportunities and may, from time to time, negotiate to engage in a business combination transaction or other acquisition. However, there is no assurance that we will engage in any such transactions.

Property Transactions

        We continuously evaluate our portfolio of owned assets and may seek to sell certain non-strategic assets from time to time. See "General Information—Recent Developments—Hotel Properties" for a description of certain properties we sold in 2002 and 2003. In addition, we will continue to review our portfolio of owned assets for potential repositioning or rebranding opportunities.

Statistical Information

        The following table sets forth certain information for our properties system-wide with respect to the number of properties and rooms as of December 31, 2001 and 2002:

	2001 Number of		2002 Number of		Change in Number of
Brand
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Hilton
Owned	38	27,519	39	28,985	1	1,466
Leased	1	499	1	499	—	—
Joint Venture	6	3,104	6	2,291	—	(813)
Managed	15	9,970	17	10,601	2	631
Franchised	169	44,971	168	45,334	(1)	363

Total	229	86,063	231	87,710	2	1,647
Hilton Garden Inn
Owned	1	162	1	162	—	—
Joint Venture	2	280	2	280	—	—
Franchised	122	16,846	158	21,655	36	4,809

Total	125	17,288	161	22,097	36	4,809
Doubletree
Owned	9	3,156	9	3,156	—	—
Leased	6	2,151	6	2,151	—	—
Joint Venture	30	8,277	30	8,541	—	264
Managed	61	16,870	57	15,702	(4)	(1,168)
Franchised	45	10,434	52	11,792	7	1,358

Total	151	40,888	154	41,342	3	454
Embassy Suites
Owned	5	1,023	5	1,023	—	—
Joint Venture	23	6,339	24	6,581	1	242
Managed	61	15,771	61	15,589	—	(182)
Franchised	79	18,202	79	17,949	—	(253)

Total	168	41,335	169	41,142	1	(193)
Homewood Suites by Hilton
Owned	7	905	7	905	—	—
Managed	29	3,473	30	3,605	1	132
Franchised	68	7,225	84	9,218	16	1,993

Total	104	11,603	121	13,728	17	2,125
Hampton
Owned	1	133	1	133	—	—
Managed	27	3,570	25	3,268	(2)	(302)
Franchised	1,116	114,103	1,180	119,640	64	5,537

Total	1,144	117,806	1,206	123,041	62	5,235
Timeshare	25	2,911	27	3,117	2	206
Other(1)
Owned	4	638	1	300	(3)	(338)
Leased	2	186	—	—	(2)	(186)
Joint Venture	4	1,604	3	1,400	(1)	(204)
Managed	17	4,122	11	3,239	(6)	(883)
Franchised	13	3,043	—	—	(13)	(3,043)

Total	40	9,593	15	4,939	(25)	(4,654)
Total
Owned	65	33,536	63	34,664	(2)	1,128
Leased	9	2,836	7	2,650	(2)	(186)
Joint Venture	65	19,604	65	19,093	—	(511)
Managed	210	53,776	201	52,004	(9)	(1,772)
Franchised	1,612	214,824	1,721	225,588	109	10,764
Timeshare	25	2,911	27	3,117	2	206

TOTAL PROPERTIES	1,986	327,487	2,084	337,116	98	9,629

(1)
Includes properties operated under our Conrad brand and properties operated under third party brands pursuant to contractual arrangements.

        For purposes of the table above, "owned" properties are those in which we have a majority or controlling financial interest and "joint venture" properties are those in which we have a minority or non-controlling financial interest. For additional information, see "Hotel Properties" above.

        The following table sets forth certain information for our hotels system-wide with respect to occupancy rates, average room rates and revenue per available room for the fiscal years ended December 31, 2001 and 2002:

	2001(1)	2002(1)	% Change
Hilton
Occupancy	67.4%	68.1%	0.7	Pts
Average rate	$131.84	$127.16	(3.5)%
RevPAR(2)	$88.92	$86.61	(2.6)%
Hilton Garden Inn
Occupancy	64.0%	66.1%	2.1	Pts
Average rate	$101.25	$96.87	(4.3)%
RevPAR(2)	$64.77	$64.07	(1.1)%
Doubletree
Occupancy	66.6%	66.1%	(0.5	)Pts
Average rate	$106.05	$101.01	(4.8)%
RevPAR(2)	$70.61	$66.76	(5.5)%
Embassy Suites
Occupancy	68.0%	69.3%	1.3	Pts
Average rate	$126.14	$120.00	(4.9)%
RevPAR(2)	$85.77	$83.18	(3.0)%
Homewood Suites by Hilton
Occupancy	70.9%	72.7%	1.8	Pts
Average rate	$98.83	$94.30	(4.6)%
RevPAR(2)	$70.04	$68.53	(2.2)%
Hampton
Occupancy	66.7%	67.1%	0.4	Pts
Average rate	$77.21	$77.01	(0.3)%
RevPAR(2)	$51.47	$51.66	0.4%
Other(3)
Occupancy	59.7%	61.3%	1.6	Pts
Average rate	$138.79	$124.87	(10.0)%
RevPAR(2)	$82.81	$76.49	(7.6)%

(1)
Statistics are for comparable hotels, and include only those hotels in our system as of December 31, 2002 and owned, operated or franchised by us since January 1, 2001.

(2)
RevPAR is equal to rooms revenue divided by the number of available rooms.

(3)
Includes properties operated under our Conrad brand and properties operated under third party brands pursuant to contractual arrangements.

        For additional information regarding our hotel brands, see "Hotel Brands" above.

        The following table sets forth certain statistical information for our hotels system-wide by geographic region as of and for the year ended December 31, 2002:

Regions	Properties	Rooms	Occupancy	Room Rate	RevPAR
Owned, Leased and Managed Hotels:
Pacific/Mountain	108	39,413	68.3%	$121.20	$82.83
North Central	41	13,744	66.9	121.93	81.55
South Central	65	15,754	66.5	110.78	73.70
New England/Middle Atlantic	35	13,759	74.8	168.26	125.85
South Atlantic	74	21,376	69.6	121.87	84.80
International	13	4,365	63.7	119.41	76.03

Total	336	108,411	68.8	126.36	86.89

Franchise Hotels	1,721	225,588	67.0%	$88.81	$59.49

        In the table above, statistics are for comparable hotels, and include only those hotels in our system as of December 31, 2002 and owned, operated or franchised by us since January 1, 2001. For additional information regarding our number of properties, number of available rooms and statistical information, see the Supplementary Financial Information and Five Year Summary on pages 55, 56 and 57 in the Stockholder Report.

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

Design and Furnishing Services

        Hilton Supply Management, our wholly owned subsidiary, provides design and furnishing services to our hotels and to hotels owned and operated by others. These services include the purchase and distribution of furniture, furnishings, equipment, food, beverage and operating supplies. The revenues of this operation depend primarily on the number of new hotels we operate or franchise and on refurbishing and remodeling of our existing hotels.

Reservation System

        Hilton Reservations Worldwide, LLC ("HRW") oversees a worldwide reservation system for hotels owned, operated or franchised by Hilton, Hilton Group, our respective affiliates and others. Hilton and Hilton Group each own a 50% interest in HRW which operates an updated computerized reservation system. The domestic HRW reservation agents utilize an automated system that enables them to automatically cross-sell among all of our hotel brands which has benefited, and which we expect will continue to benefit, all of our hotel brands.

HHonors

        Pursuant to the alliance agreements we entered into with Hilton Group, Hilton and Hilton Group each own a 50% interest in the Hilton HHonors Worldwide, LLC guest loyalty program ("HHonors"). HHonors includes the Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Homewood Suites by Hilton, Hampton and Conrad brands, as well as brands operated by Hilton Group. Members of the HHonors program earn points based on their spending at most of the hotel properties operated and franchised by us and Hilton Group. HHonors accumulates and tracks points on the member's behalf and fulfills the awards upon request. Points can be redeemed for hotel stays at participating properties, and for a variety of other awards such as airline tickets, cruises and car rentals. We expect HHonors to continue to have a positive impact on our brands. See "Summary of Significant Accounting Policies—Hilton HHonors" in the Notes to Consolidated Financial Statements on page 40 in the Stockholder Report.

E-Business

        We operate the Hilton worldwide internet website (www.hiltonworldwide.com) and our various hotel brand websites which provide cost effective customer service, including online hotel reservations and HHonors enrollment. We also provide various business, technology and information services for our hotel guests.

Trademarks

        The following trademarks used herein are owned by us and are registered as trademarks in the United States and in certain foreign countries: Doubletree®, Doubletree Club Hotel®, Doubletree Guest Suites®, Embassy Suites Hotels®, Embassy Vacation Resort®, Hampton®, Hampton Inn®, Hampton Inn & Suites®, HGVClub®, Hilton®, Hilton Garden Inn®, Hilton Grand Vacations Company®, Hilton Hawaiian Village®, Homewood Suites by Hilton®, Palmer House® and Waldorf=Astoria®. The Conrad® trademark is owned by Conrad Hospitality, LLC, of which Hilton and Hilton Group each own a 50% interest. The HHonors®, Senior HHonors®, Double Dip®, Double Dipping®, and Points & Miles® trademarks are owned by Hilton HHonors Worldwide, LLC. We consider all of these marks, and the associated name recognition, to be valuable to our business. See "Summary of Significant Accounting Policies—Brands" in the Notes to Consolidated Financial Statements on page 38 in the Stockholder Report.

Marketing

        Our hotel properties offer multiple product lines to a broad range of customers in many geographic markets. Our properties include full-service and limited-service hotels in urban, airport, resort and suburban locations, as well as timeshare resorts.

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

        We believe that the Promus Acquisition has yielded and will continue to yield synergies, economies of scale and revenue enhancements by providing greater opportunity for expansion and cross-selling with multiple brands and market segments; spreading overhead over a wider base of properties; and including the Promus brands in the HHonors frequent guest program, the HRW central reservation system and our sales and marketing initiatives.

        We believe that our alliance with Hilton Group (which currently owns the rights to the Hilton name outside the U.S.) has improved the performance of our operations as our properties have benefited from the worldwide integration of the Hilton brand, reservation systems, marketing programs and sales organizations. See "Operations—Alliances—Hilton Group."

Business Risks

        We are subject to all of the operating risks common in the lodging and timeshare industries.    Our results are significantly affected by occupancy and room rates achieved by hotels, our ability to manage costs, the relative mix of owned, leased, managed and franchised hotels, the number and pricing of timeshare interval sales and the change in the number of available hotel rooms through acquisition, development and disposition. Our results are also impacted by, among other things, the factors identified under "Forward-Looking Statements" below. Any of these factors or conditions could adversely impact hotel room demand and pricing, which could limit our ability to pass through operating cost increases in the form of higher room rates. Additionally, our ability to manage costs could be adversely impacted by increases in energy, heathcare, insurance and other operating expenses, resulting in lower operating margins. Increases in transportation and fuel costs or sustained recessionary periods in the U.S. (affecting domestic travel) and internationally (affecting inbound travel from abroad) could also unfavorably impact future results.

        Economic and political conditions may negatively impact our results.    Our results in 2002 were adversely impacted by a slowly improving, but still fragile U.S. economy in the aftermath of the September 11, 2001 terrorist attacks, which impacted business travel and led to downward pressure on room rates. Results in 2002 were also adversely impacted by a charge related to mold remediation in certain areas of the Hilton Hawaiian Village. We anticipate that economic and political factors beyond our control will continue to create challenges for the lodging industry and the Company in 2003. Soft economic conditions and the uncertain world political situation are expected to impact the recovery of independent business travel, placing continued pressure on room rates. Higher insurance costs and property taxes, coupled with this rate pressure, are expected to adversely affect margins.

        We may have disputes with the owners of hotels we manage for others.    We have the responsibility to manage each hotel at a level consistent with the standard set forth in the relevant management agreement. Such provisions vary in scope and may be subject to differing interpretations. In the ordinary course of business, we encounter disagreements with the owners of our managed hotels as to whether the duties in our management agreements have been satisfied. To the extent that such conflicts arise, we seek to resolve them by negotiation with the relevant parties. In the event that such resolution cannot be achieved, litigation may result in damages or other remedies against us. Such remedies could include termination of the right to manage the relevant property. No assurance can be given that we will be able to negotiate successfully or otherwise resolve such conflicts in each instance.

Competition

        We seek to maintain the quality of our lodging business while expanding both domestically and internationally, primarily through franchising and the addition of management contracts. We intend to improve our business by leveraging our strong brand names, maximizing operating efficiencies, utilizing cost containment programs and expanding and enhancing properties. We may also acquire or develop properties as appropriate.

        Our position as a multi-branded owner, operator, manager and franchisor of hotels makes us one of the largest hotel companies in the United States. Competition in the industry is based primarily on the level of service, quality of accommodations, convenience of locations and room rates. Competition from other hotels, motels and inns, including facilities owned by local interests and facilities owned by national and international chains, is vigorous in all areas in which we operate or franchise our facilities. Our hotels also compete generally with facilities offering similar services and located in cities and other locations where our hotels are not present. If hotel capacity is expanded by others in a city where a Company branded hotel is located, competition will increase. Competition in the timeshare business is based primarily on the quality and location of timeshare resorts, the pricing of timeshare intervals and the availability of program benefits, such as exchange programs. We believe that our focus on core business strategies, combined with our financial strength, diverse market presence, strong brands and well-maintained, strategically located properties, will enable us to remain competitive. For additional information, see "Business Risks" above.

Forward-Looking Statements

        Forward-looking statements in this report, including without limitation, those set forth under the captions "Operations—Development," "—Territorial Restrictions," "—Potential Acquisitions" and "—Property Transactions" and "Additional Information—Reservation System," "—HHonors," "—Marketing," "—Business Risks," "—Competition," "—Environmental Matters" and "—Regulation and Licensing,", "Properties," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (which is incorporated in this Form 10-K by reference), and statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

        The words "believes," "anticipates," "expects," "intends," "plans," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance, and are subject to risks and uncertainties, including those identified under "Operations—Development" and "—Territorial Restrictions," "Additional Information—Marketing," "—Business Risks," "—Competition," "—Environmental Matters" and "—Regulation and Licensing," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as:

  •
  the effects of regional, national and international economic conditions, including the magnitude and duration of the current economic downturn in the United States;

  •
  the effects of actual and threatened terrorist attacks and international conflicts and their impact on domestic and international travel, including the potentially marked decrease in travel in connection with military action in Iraq or elsewhere;

  •
  supply and demand changes for hotel rooms and timeshare intervals;

  •
  competitive conditions in the lodging and timeshare industries and increases in room and timeshare capacity;

  •
  our ability to maintain positive relationships with franchisees and property owners and our ability to obtain new management contracts and franchise agreements;

  •
  increases in energy, healthcare, insurance, transportation and fuel costs and other expenses, including costs related to mold remediation;

  •
  our ability to obtain adequate property and liability insurance to protect against losses, including losses caused by acts of God, or to obtain insurance at reasonable rates;

  •
  the effect that internet reservation channels may have on the rates that we are able to charge for hotel rooms;

  •
  the financial condition of the airline industry and its impact on air travel;

  •
  the impact of government regulations, including land use, health, safety and environmental laws;

  •
  our ability to recover loans and other advances from property owners and franchisees;

  •
  the costs of litigation; and

  •
  capital market volatility and the availability of capital to finance growth.

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

        Environmental Laws could make us liable for costs of removing or cleaning up hazardous or toxic substances on, under or in property we currently own or operate or that we previously owned or operated. Those laws could impose liability without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances or wastes. We endeavor to maintain compliance with Environmental Laws but, from time to time, our operations may have resulted or may result in noncompliance or liability for cleanup pursuant to Environmental Laws. In that regard, we have been notified of contamination resulting from past disposals of wastes at four sites to which hazardous or non-hazardous wastes may have been sent from our facilities in the past. Based on information reviewed by and available to us, including:

  (i)
  uncertainty whether our facilities in fact shipped any wastes to such sites;

  (ii)
  the number of potentially responsible parties at such sites; and

  (iii)
  where available, the volume and type of waste sent to such sites;

we believe that any liability arising from such disposals under Environmental Laws would not have a material adverse effect on our financial position or results of operations. However, there can be no assurance that this will be the case.

        For information relating to our remediation efforts concerning mold found in certain areas of the Hilton Hawaiian Village, see "Impairment Loss and Related Costs" in the Notes to Consolidated Financial Statements on page 43 in the Stockholder Report.

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

Employees

        At December 31, 2002, we employed approximately 74,000 persons, of whom approximately 17,000 were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. We believe that the aggregate compensation benefits and working conditions afforded our employees compare favorably with those received by employees in the hotel industry generally. We believe our employee relations are satisfactory.

Available Information

        Our internet website is located at www.hiltonworldwide.com. We make available free of charge through this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material, or furnish it to, the Securities and Exchange Commission. The information made available through our website is not incorporated by reference in this Form 10-K.

Item 2. Properties

        We consider our hotels to be leading establishments with respect to desirability of location, size, facilities, physical condition, quality and the variety of services offered in most of the areas in which they are located. Obsolescence arising from age and condition of facilities is a factor in the hotel industry. Accordingly, we spend, and intend to continue to spend, substantial funds to maintain our owned facilities in first-class condition in order to remain competitive.

        Hotels and timeshare properties owned, leased, managed and franchised by us are briefly described under "Item 1" and, in particular, under the caption "Operations." In addition, contemplated additions to or renovations of existing properties and new properties presently under construction that we will operate are briefly described under "Operations—Development" under "Item 1."

Item 3. Legal Proceedings

        We are subject to litigation in the ordinary course of our business. Management believes that resolution of pending litigation against us will not have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Executive Officers of the Company

        The following table sets forth certain information with respect to our executive officers.

Name	Positions and Offices with the Company	Age
Stephen F. Bollenbach	President and Chief Executive Officer	60
Matthew J. Hart	Executive Vice President and Chief Financial Officer, and Treasurer from January 1999 until January 2000	50
Dieter Huckestein	Executive Vice President and President—Hotel Division until March 2001 and, thereafter, Executive Vice President and President—Hotel Operations Owned and Managed	59
Thomas L. Keltner	Executive Vice President and President—Franchise Hotel Group from December 1999 until March 2001 and, thereafter, Executive Vice President and President—Brand Performance and Franchise Development Group	56
Madeleine A. Kleiner	Executive Vice President and General Counsel since January 2001 and Corporate Secretary since March 2001	51

        Unless otherwise noted in the table, all positions and offices with Hilton indicated have been continuously held since January 1998. The executive officers are responsible for all major policy making functions and all other corporate and divisional officers are responsible to, and are under the supervision of, the executive officers. None of the above named executive officers are related.

        Messrs. Bollenbach and Huckestein also serve as directors of Hilton. Prior to joining Hilton, Mr. Keltner served as President, Brand Performance and Development Group of Promus since February 1999, and as Executive Vice President and Chief Development Officer of Promus from July 1997 until February 1999. Prior to joining Hilton, Ms. Kleiner served as Senior Executive Vice President, Chief Administrative Officer and General Counsel of H.F. Ahmanson & Company from May 1995 until October 1998, and was a partner with the law firm of Gibson, Dunn & Crutcher prior thereto.

        Additional information for our directors will be included under "Election of Directors" in our definitive proxy statement to be used in connection with our annual meeting of stockholders scheduled to be held on May 22, 2003 (the "Proxy Statement"), and this information is incorporated in this Form 10-K. See Cover Page—"Documents Incorporated by Reference."

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our Common Stock is listed on the New York and Pacific Stock Exchanges and is traded under the symbol "HLT." We have made quarterly dividend payments of $.02 per share for each of the periods indicated in the table below. As of December 31, 2002, we had approximately 16,000 stockholders of record. The high and low reported sales prices per share of our Common Stock are set forth in the following table for the periods indicated:

	High	Low
2001
1st Quarter	12.63	10.05
2nd Quarter	13.57	9.57
3rd Quarter	13.39	6.15
4th Quarter	11.08	7.55
2002
1st Quarter	14.69	10.87
2nd Quarter	17.09	12.80
3rd Quarter	14.15	9.80
4th Quarter	14.00	9.56
2003
1st Quarter (through March 27, 2003)	13.48	10.38

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

Item 6. Selected Financial Data

        The following selected financial data as of and for the years ended December 31, 1998 through 2002 has been derived from the Company's consolidated financial statements. The following data should be read in conjunction with the Company's consolidated financial statements, the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is included in the Stockholder Report and incorporated in this Form 10-K by reference.

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in millions, except per share amounts)
Results of Operations:
Revenue	$1,907	$2,343	$4,396	$3,993	$3,847
Income from continuing operations	188	176	272	166	198
Income from continuing operations per share—Basic	.71	.66	.74	.45	.53
Income from continuing operations per share—Diluted	.71	.66	.73	.45	.53
Other Financial Data:
Dividends per common share	$.32	$.08	$.08	$.08	$.08
Balance Sheet Data:
Total assets	$3,944	$9,253	$9,140	$8,785	$8,348
Long-term debt	3,037	6,085	5,693	4,950	4,554

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        See pages 17 through 32 in the Stockholder Report, which information is incorporated in this Form 10-K by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from our floating rate debt and the fair values of our fixed rate debt. We attempt to limit the impact of changes in interest rates to our debt portfolio by attaining an appropriate mix of borrowings under our floating rate bank credit facilities relative to our long-term fixed rate debt. We are also exposed to interest rate risk on our floating rate notes receivable and the fair values of our fixed rate notes receivable.

        We utilize, on a selective basis, interest rate swaps to manage our relative levels of fixed and floating rate debt. As of December 31, 2002, we had a derivative contract which swaps the fixed interest payments on our $375 million 7.95% Senior Notes due 2007 to a floating interest rate equal to the six month LIBOR rate plus 415 basis points. We also have a derivative contract which swaps the floating rate mortgage of one of our majority owned hotels, which had a principal balance of $36 million at December 31, 2002, to a fixed interest rate.

        We are also exposed to market risk in the form of changes in foreign currency exchange rates and the potential impact such changes may have on the cash flow related to our foreign currency denominated debt. In August 2001, we issued $100 million of 7.43% bonds due 2009 denominated in Chilean Pesos. Payments of principal and interest on the bonds are adjusted for movements of the Unidad de Fomento (the Chilean inflation index) published monthly by the Central Bank of Chile. We have swapped out the Chilean currency exchange rate and inflation risk by entering into a derivative contract which swaps the principal payment to a fixed U.S. dollar amount of $100 million with fixed interest payments at 7.65% of that amount. We believe it is unlikely that the counterparty will be unable to perform under the terms of the derivative instrument.

        The following table sets forth the scheduled maturities and the total fair value of our derivative and other financial instruments as of December 31, 2002:

	Maturities by Period
	Within 1 year	2 years	3 years	4 years	5 years	After 5 years	Total Carrying Amount	Total Fair Value
	($ in millions)
Assets—Maturities represent principal receipts, fair values represent assets
Timeshare notes receivable	$13	13	13	14	14	29	96	100
Average interest rate							15.0%
Other notes receivable	$3	12	2	—	3	53	73	74
Average interest rate							7.8%
Liabilities—Maturities represent principal payments, fair values represent liabilities
Fixed rate debt	$(10)	(336)	(12)	(546)	(402)	(2,449)	(3,755)	(3,761)
Average interest rate							7.4%
Floating rate debt	$(1)	(671)	(1)	(1)	(54)	(82)	(810)	(810)
Average interest rate							2.6%
Interest Rate Swaps—Maturities represent notional amounts, fair values represent assets (liabilities)
Variable to fixed	$1	1	1	1	32	—	36	(3)
Average pay rate							6.0%
Average receive rate							2.9%
Fixed to variable	$—	—	—	—	375	—	375	7
Average pay rate							5.5%
Average receive rate							8.0%
Fixed (CLP) to Fixed ($US)	$—	—	—	—	—	100	100	(6)
Average pay rate							7.7%
Average receive rate							7.4%

        The fixed rate debt includes the $325 million 7% Senior Notes due July 2004 allocated to Park Place Entertainment. As of December 31, 2002, approximately 27% of our long-term debt (excluding the Park Place allocated debt and including the impact of interest rate swaps) was floating rate debt.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Certain of the information respecting executive officers required by this Item is set forth under the caption "Executive Officers of the Company" in Part I. Other information respecting executive officers, as well as the required information for directors, will be set forth under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Certain of the information required by this Item will be set forth under "Security Ownership of Certain Beneficial Owners and Executive Officers" and "Election of Directors" in our Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2002 with respect to the shares of the Company's Common Stock that may be issued under the Company's existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	36,890,765		$13.33		18,443,094
Equity compensation plans not approved by security holders(2)	2,832,985	(3)	N/A	(4)	763,801	(5)

Total	39,723,750		$13.33		19,206,895

(1)
Consists of the Company's 1984 Stock Option and Stock Appreciation Rights Plan, 1990 Stock Option and Stock Appreciation Rights Plan, 1996 Stock Incentive Plan, 1996 Chief Executive Stock Incentive Plan and 1997 Independent Director Stock Option Plan.

(2)
Consists of the Company's Supplemental Retirement and Retention Plan, Directors' Stock and Deferred Retainer Plan and Employee Stock Purchase Plan.

(3)
Consists of 2,823,607 units under the Supplemental Retirement and Retention Plan and 9,378 units under the Directors' Stock and Deferred Retainer Plan that entitle the recipients to receive an equivalent number of shares of Common Stock, subject to satisfaction of the conditions set forth in the respective plans.

(4)
There are no stock options included in the referenced plans.

(5)
Consists of 647,597 shares that may be issued under the Supplemental Retirement and Retention Plan and 116,204 shares that are available for purchase under the Employee Stock Purchase Plan. The Directors' Stock and Deferred Retainer Plan does not limit the number of shares that may be issued thereunder.

Supplemental Retirement and Retention Plan

        The Supplemental Retirement and Retention Plan (the "SRRP") was approved by the Company's Board of Directors as of June 9, 2000. The SRRP is not a stockholder approved plan. Under the SRRP, a total of up to 3,500,000 supplemental retirement benefit units ("Units") may be granted to senior officers of the Company. Each grant of Units vests 25% per year over a four-year period and entitles the grantee to receive shares of the Company's Common Stock on a one-for-one basis upon retirement, with limited distribution available during employment. The SRRP also provides for an upward adjustment in the number of Units in a participant's account based upon dividends and distributions paid by the Company with respect to the underlying shares of Common Stock, until distribution of such shares. The Units will become immediately vested in the event of a change of control of the Company, as defined in the SRRP. Shares of Common Stock issued under the SRRP consist of treasury shares of the Company. As of December 31, 2002, 2,823,607 Units were outstanding under the SRRP and 647,597 Units remained available for grant.

Directors' Stock and Deferred Retainer Plan

        The Directors' Stock and Deferred Retainer Plan ("Director Retainer Plan") was approved by the Company's Board of Directors on September 11, 2001, effective as of January 1, 2002. The Director Retainer Plan is not a stockholder approved plan. The Director Retainer Plan provides non-employee directors the right to elect to receive their annual retainer fee in the form of (i) cash; (ii) the Company's Common Stock payable on a quarterly basis; or (iii) deferred units that vest immediately and are payable in shares of Common Stock on a one-for-one basis subsequent to a director's retirement from the Board. The number of shares of Common Stock or deferred units received by a participant each quarter are based upon the closing price of the Company's Common Stock on the NYSE on the last trading date of such quarter. Shares of Common Stock issued under the Director Retainer Plan consist of treasury shares of the Company. As of December 31, 2002, nine non-employee directors were eligible to defer all or a portion of their $40,000 annual retainer fee into Common Stock or deferred units under the Director Retainer Plan. As of December 31, 2002, 8,433 shares of Common Stock had been issued under the Director Retainer Plan and 9,378 deferred units were allocated to the accounts of non-employee directors.

Employee Stock Purchase Plan

        The Employee Stock Purchase Plan ("Employee Stock Plan") was approved by the Company's Board of Directors on November 14, 1996, effective as of January 1, 1997. The Employee Stock Plan is not a stockholder approved plan. The Employee Stock Plan provides that all full-time employees (except for certain persons covered by collective bargaining agreements) may purchase shares of the Company's Common Stock on a semi-annual basis at a 10% discount below the fair market value of the Common Stock on the first or last trading date of the purchase period, whichever value is lower. The maximum investment which may be made by an employee under the Employee Stock Plan is $25,000 per year. The Board of Directors authorized 2,000,000 shares of Common Stock to be available for purchase under the Employee Stock Plan. Including the purchase period ended on December 31, 2002, 1,883,796 shares of Common Stock had been purchased under the Employee Stock Plan and 116,204 shares of Common Stock were available for purchase thereunder. Effective January 1, 2003, the Employee Stock Plan was suspended indefinitely.

Item 13. Certain Relationships and Related Transactions

        The information required by this Item will be set forth under "Certain Relationships and Related Transactions" in our Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

Item 14. Controls and Procedures

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  Index to Financial Statements

  1.
  Financial Statements:

      The index to consolidated financial statements and supplementary data is set forth under Item 8 on page 22 of this Form 10-K.

    2.
    Financial Statement Schedules:

      All schedules are inapplicable or the required information is included elsewhere herein.

  (b)
  Reports on Form 8-K

            We filed a Current Report on Form 8-K, dated November 20, 2002, under "Item 5. Other Events," disclosing the pricing of $375 million aggregate principal amount of our 7.625% Senior Notes due 2012.

            We filed a Current Report on Form 8-K, dated November 21, 2002, under "Item 5. Other Events," disclosing the terms of our issuance of the 7.625% Senior Notes due 2012 and our sale of timeshare notes receivable.

  (c)
  Exhibits

            Reference is made to the Index to Exhibits immediately preceding the exhibits to this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 27, 2003.

HILTON HOTELS CORPORATION (Registrant)
By:	/s/ MATTHEW J. HART Matthew J. Hart Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 27, 2003.

/s/ STEPHEN F. BOLLENBACH Stephen F. Bollenbach President, Chief Executive Officer and Director	/s/ BENJAMIN V. LAMBERT Benjamin V. Lambert Director
/s/ A. STEVEN CROWN A. Steven Crown Director	/s/ DAVID MICHELS David Michels Director
/s/ PETER M. GEORGE Peter M. George Director	/s/ JOHN H. MYERS John H. Myers Director
/s/ MATTHEW J. HART Matthew J. Hart Executive Vice President and Chief Financial Officer	/s/ JOHN L. NOTTER John L. Notter Director
/s/ BARRON HILTON Barron Hilton Chairman of the Board	/s/ DONNA F. TUTTLE Donna F. Tuttle Director
/s/ DIETER HUCKESTEIN Dieter Huckestein Director	/s/ PETER V. UEBERROTH Peter V. Ueberroth Director
/s/ ROBERT L. JOHNSON Robert L. Johnson Director	/s/ SAM D. YOUNG Sam D. Young Director
/s/ ROBERT M. LA FORGIA Robert M. La Forgia Senior Vice President and Controller (Chief Accounting Officer)

CERTIFICATIONS

I, Stephen F. Bollenbach, certify that:

1.
I have reviewed this annual report on Form 10-K of Hilton Hotels Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 27, 2003
/s/ STEPHEN F. BOLLENBACH
Stephen F. Bollenbach President and Chief Executive Officer

I, Matthew J. Hart, certify that:

1.
I have reviewed this annual report on Form 10-K of Hilton Hotels Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 27, 2003
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
3.4	By-Laws of Registrant, as amended (incorporated herein by reference from Exhibit 4.2 to Registrant's Registration Statement on Form S-3 (File No. 333-18523))
3.5	Amendment to By-Laws of Registrant, relating to Exhibit 3.4 hereto (incorporated herein by reference from Exhibit 3.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998)
3.6	Amendment to By-Laws of Registrant, relating to Exhibits 3.4 and 3.5 hereto (incorporated herein by reference from Appendix G to Registrant's Registration Statement on Form S-4 (File No. 333-89437))
3.7	Amendment to By-Laws of Registrant, relating to Exhibits 3.4, 3.5 and 3.6 hereto
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
4.4.3	Officers' Certificate containing terms of 7.95% Senior Notes due 2007 (incorporated herein by reference from Exhibit 99 to Registrant's Current Report on Form 8-K, dated April 15, 1997)
4.4.4	Officers' Certificate containing terms of 7% Senior Notes due 2004 (incorporated herein by reference from Exhibit 99.01 to Registrant's Current Report on Form 8-K, dated July 17, 1997)
4.4.5
Officers' Certificate containing terms of 7.20% Senior Notes due 2009 and 7.5% Senior Notes due 2017 (incorporated herein by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K, dated December 17, 1997)
4.4.6	Officers' Certificate containing terms of 8.25% Senior Notes due 2011 (incorporated herein by reference from Exhibit 99.01 to Registrant's Current Report on Form 8-K, dated February 12, 2001)
4.4.7	Officers' Certificate containing terms of 7.625% Senior Notes due 2008 (incorporated herein by reference from Exhibit 99.01 to Registrant's Current Report on Form 8-K, dated May 10, 2001)
4.4.8	Officers' Certificate containing terms of 8% Quarterly Interest Bonds due 2031 (incorporated herein by reference from Exhibit 99.01 to Registrant's Current Report on Form 8-K, dated August 16, 2001)
4.4.9
Officers' Certificate containing terms of 7.43% Chilean Inflation-Indexed (UF) Notes due 2009 (incorporated herein by reference from Exhibit 99.01 to Registrant's Current Report on Form 8-K, dated August 29, 2001)
4.4.10	Officers' Certificate containing terms of 7.625% Senior Notes due 2012 (incorporated herein by reference from Exhibit 99.01 to Registrant's Current Report on Form 8-K, dated November 21, 2002)
4.5
Five Year Credit Agreement, dated as of November 30, 1999, among Registrant, Bank of America, N.A., as Administrative Agent, and the financial institutions signatory thereto (incorporated herein by reference from Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)
4.6
First Amendment to Five Year Credit Agreement, dated as of September 15, 2000, among Registrant, Bank of America, N.A., as Administrative Agent, and the financial institutions signatory thereto, relating to Exhibit 4.5 hereto (incorporated herein by reference from Exhibit 99.05 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000)
4.7
Second Amendment to Five Year Credit Agreement, dated as of November 8, 2001, among Registrant, Bank of America, N.A., as Administrative Agent, and the financial institutions signatory thereto, relating to Exhibits 4.5 and 4.6 hereto (incorporated herein by reference from Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001)

4.8	Short Term Credit Agreement, dated as of November 26, 2002, among Registrant, Bank of America, N.A., as Administrative Agent, and the financial institutions signatory thereto
4.9
Credit Agreement, dated as of June 1, 1998, among Hilton Hawaiian Village LLC, Registrant, NationsBank, N.A., as Syndication Agent, First Union National Bank, as Documentation Agent, The Bank of New York, as Administrative Agent, and the financial institutions signatory thereto (incorporated herein by reference from Exhibit 4.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)
4.10
Amendment No. 1 to Credit Agreement, dated as of December 10, 1998, among Hilton Hawaiian Village LLC, Registrant, NationsBank, N.A., as Syndication Agent, First Union National Bank, as Documentation Agent, The Bank of New York, as Administrative Agent, and the financial institutions signatory thereto, relating to Exhibit 4.9 hereto (incorporated herein by reference from Exhibit 4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)
4.11
Amendment No. 2 to Credit Agreement, dated as of November 30, 1999, among Hilton Hawaiian Village LLC, Registrant, Bank of America, N.A., as Syndication Agent, First Union National Bank, as Documentation Agent, The Bank of New York, as Administrative Agent, and the financial institutions signatory thereto, relating to Exhibits 4.9 and 4.10 hereto (incorporated herein by reference from Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)
4.12
Amendment No. 3 to Credit Agreement, dated as of September 15, 2000, among Hilton Hawaiian Village LLC, Registrant, Bank of America, N.A., as Syndication Agent, First Union National Bank, as Documentation Agent, The Bank of New York, as Administrative Agent, and the financial institutions signatory thereto, relating to Exhibits 4.9, 4.10 and 4.11 hereto (incorporated herein by reference from Exhibit 99.04 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000)
4.13
Loan Agreement, dated as of September 27, 2000, among Phoenix SP Hilton LLC, S.F. Hilton, Inc., Chicago Hilton LLC, Short Hills Hilton LLC and McLean Hilton LLC, as Borrowers, and Secore Financial Corporation, as Lender (incorporated herein by reference from Exhibit 99.01 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000)
4.14
First Amendment to Loan Agreement, dated as of October 30, 2000, among Phoenix SP Hilton LLC, S.F. Hilton, Inc., Chicago Hilton LLC, Short Hills Hilton LLC and McLean Hilton LLC, as Borrowers, and Morgan Stanley Dean Witter Mortgage Capital Inc., as Lender, relating to Exhibit 4.13 hereto (incorporated herein by reference from Exhibit 99.02 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000)
4.15
Rights Agreement, dated as of November 29, 1999, between Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated herein by reference from Exhibit 1 to Registrant's Registration Statement on Form 8-A, dated December 1, 1999)
4.16
Amendment to Rights Agreement Changing Rights Agent, dated as of February 15, 2001, between Registrant and The Bank of New York, as Rights Agent, relating to Exhibit 4.15 hereto (incorporated herein by reference from Exhibit 4.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000)

4.17
Registration Rights Agreement, dated May 1, 2002, between Registrant and Pan Global Partners (incorporated herein by reference from Exhibit 4.7 to Registrant's Registration Statement on Form S-3 (File No. 333-87570))
10.1
1984 Stock Option and Stock Appreciation Rights Plan of Registrant, together with the Stock Option Agreement relating thereto, both as amended (incorporated herein by reference from Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989)*
10.2
Amendment, dated October 18, 1990, to the 1984 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibit 10.1 hereto (incorporated herein by reference from Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990)*
10.3
Amendment, dated November 14, 1996, to the 1984 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibits 10.1 and 10.2 hereto (incorporated herein by reference from Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*
10.4
Third Amendment, dated as of December 31, 1998, to the 1984 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibits 10.1, 10.2 and 10.3 hereto (incorporated herein by reference from Exhibit 99.8 to Registrant's Current Report on Form 8-K, dated January 8, 1999)*
10.5
1990 Stock Option and Stock Appreciation Rights Plan of Registrant, together with the Stock Option Agreement relating thereto, both as amended (incorporated herein by reference from Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990)*
10.6
Amendment, dated January 20, 1994, to the 1990 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibit 10.5 hereto (incorporated herein by reference from Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993)*
10.7
Amendment, dated January 19, 1995, to the 1990 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibits 10.5 and 10.6 hereto (incorporated herein by reference from Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*
10.8
Amendment, dated November 14, 1996, to the 1990 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibits 10.5, 10.6 and 10.7 hereto (incorporated herein by reference from Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*
10.9
Fourth Amendment, dated as of December 31, 1998, to the 1990 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibits 10.5 through 10.8 hereto (incorporated herein by reference from Exhibit 99.9 to Registrant's Current Report on Form 8-K, dated January 8, 1999)*
10.10
Amended and Restated 1996 Stock Incentive Plan of Registrant (incorporated herein by reference from Exhibit 4.1 to Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 333-04273))*

10.11
Amendment, dated as of November 14, 2001, to the Amended and Restated 1996 Stock Incentive Plan of Registrant, relating to Exhibit 10.10 hereto (incorporated herein by reference from Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001)*
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
10.15
First Amendment, dated as of December 31, 1998, to the 1997 Independent Director Stock Option Plan of Registrant, relating to Exhibit 10.14 hereto (incorporated herein by reference from Exhibit 99.11 to Registrant's Current Report on Form 8-K, dated January 8, 1999)*
10.16
Second Amendment, dated as of November 11, 1999, to the 1997 Independent Director Stock Option Plan of Registrant, relating to Exhibits 10.14 and 10.15 hereto (incorporated herein by reference from Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)*
10.17
Third Amendment, dated as of November 14, 2001, to the 1997 Independent Director Stock Option Plan of Registrant, relating to Exhibits 10.14, 10.15 and 10.16 hereto (incorporated herein by reference from Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001)*
10.18	Directors' Stock and Deferred Retainer Plan of Registrant (incorporated herein by reference from Exhibit 99.1 to Registrant's Registration Statement on Form S-8 (File No. 333-72906))*
10.19	Incentive Compensation Plan of Registrant (incorporated herein by reference from Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1980)*
10.20	Retirement Plan of Registrant, as amended and restated*
10.21	Amendment 2002-1 to the Retirement Plan of Registrant, relating to Exhibit 10.20 hereto*
10.22	Amendment 2002-2 to the Retirement Plan of Registrant, relating to Exhibits 10.20 and 10.21 hereto*
10.23	Amendment 2002-3 to the Retirement Plan of Registrant, relating to Exhibits 10.20, 10.21 and 10.22 hereto*
10.24	Amendment 2002-4 to the Retirement Plan of Registrant, relating to Exhibits 10.20 through 10.23 hereto*
10.25	Supplemental Executive Retirement Plan of Registrant, as amended (incorporated herein by reference from Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991)*

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
10.32
Amendment, dated as of January 1, 1994, to the Retirement Benefit Replacement Plan of Registrant, relating to Exhibit 10.31 hereto (incorporated herein by reference from Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993)*
10.33
Amendment, effective April 1, 1994, to the Retirement Benefit Replacement Plan of Registrant, relating to Exhibits 10.31 and 10.32 hereto (incorporated herein by reference from Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*
10.34
Amendment, effective December 31, 1996, to the Retirement Benefit Replacement Plan of Registrant, relating to Exhibits 10.31, 10.32 and 10.33 hereto (incorporated herein by reference from Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*
10.35
401(k) Savings Plan of Registrant, as amended and restated effective January 1, 2001 (incorporated herein by reference from Exhibit 99.01 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001)*
10.36
Amendment 2001-1 to the 401(k) Savings Plan of Registrant, relating to Exhibit 10.35 hereto (incorporated herein by reference from Exhibit 10.38 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001)*
10.37	Amendment 2002-1 to the 401(k) Savings Plan of Registrant, relating to Exhibits 10.35 and 10.36 hereto*
10.38	Amendment 2002-2 to the 401(k) Savings Plan of Registrant, relating to Exhibits 10.35, 10.36 and 10.37 hereto*

10.39
Executive Deferred Compensation Plan of Registrant, as amended and restated effective January 1, 2000 (incorporated herein by reference from Exhibit 10.39 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)*
10.40
Amendment 2001-1 to the Executive Deferred Compensation Plan of Registrant, relating to Exhibit 10.39 hereto (incorporated herein by reference from Exhibit 10.40 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001)*
10.41
Amendment 2001-2 to the Executive Deferred Compensation Plan of Registrant, relating to Exhibits 10.39 and 10.40 hereto (incorporated herein by reference from Exhibit 10.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001)*
10.42
Amendment 2002-1 to the Executive Deferred Compensation Plan of Registrant, relating to Exhibits 10.39, 10.40 and 10.41 hereto (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2002)*
10.43	Employee Stock Purchase Plan of Registrant (incorporated herein by reference from Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*
10.44
Amendment, effective January 1, 1997, to the Employee Stock Purchase Plan of Registrant, relating to Exhibit 10.43 hereto (incorporated herein by reference from Exhibit 10.34 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)*
10.45
Second Amendment, dated as of December 31, 1998, to the Employee Stock Purchase Plan of Registrant, relating to Exhibits 10.43 and 10.44 hereto (incorporated herein by reference from Exhibit 99.12 to Registrant's Current Report on Form 8-K, dated January 8, 1999)*
10.46
Supplemental Retirement and Retention Plan of Registrant, dated as of June 1, 2000 (incorporated herein by reference from Exhibit 10.42 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000)*
10.47
First Amendment to the Supplemental Retirement and Retention Plan of Registrant, relating to Exhibit 10.46 hereto (incorporated herein by reference from Exhibit 10.46 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001)*
10.48
Form of Change of Control Agreement between Registrant and each of Matthew J. Hart, Dieter Huckestein, Thomas L. Keltner and Madeleine A. Kleiner (incorporated herein by reference from Exhibit 10.43 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)*
10.49
First Amendment to form of Change of Control Agreement, relating to Exhibit 10.48 hereto (incorporated herein by reference from Exhibit 10.48 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001)*
10.50
Employment Agreement, dated as of March 9, 2000, between Registrant and Stephen F. Bollenbach (incorporated herein by reference from Exhibit 10.44 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)*
10.51
First Amendment, dated as of November 14, 2001, to Employment Agreement between Registrant and Stephen F. Bollenbach, relating to Exhibit 10.50 hereto (incorporated herein by reference from Exhibit 10.50 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001)*
10.52	Letter Agreement, dated as of May 23, 2002, amending Employment Agreement between Registrant and Stephen F. Bollenbach, relating to Exhibits 10.50 and 10.51 hereto*

10.53
Distribution Agreement, dated as of December 31, 1998, between Registrant and Park Place (incorporated herein by reference from Exhibit 99.1 to Registrant's Current Report on Form 8-K, dated January 8, 1999)
10.54
Debt Assumption Agreement, dated as of December 31, 1998, between Registrant and Park Place (incorporated herein by reference from Exhibit 99.2 to Registrant's Current Report on Form 8-K, dated January 8, 1999)
10.55
Assignment and License Agreement, dated as of December 31, 1998, between Registrant, Conrad International Royalty Corporation and Park Place (incorporated herein by reference from Exhibit 99.3 to Registrant's Current Report on Form 8-K, dated January 8, 1999)
10.56
Employee Benefits and Other Employment Matters Allocation Agreement, dated as of December 31, 1998, between Registrant and Park Place (incorporated herein by reference from Exhibit 99.6 to Registrant's Current Report on Form 8-K, dated January 8, 1999)
10.57
Tax Allocation and Indemnity Agreement, dated as of December 31, 1998, between Registrant and Park Place (incorporated herein by reference from Exhibit 99.7 to Registrant's Current Report on Form 8-K, dated January 8, 1999)
11	Computation of Earnings Per Share
12	Computation of Ratios of Earnings to Fixed Charges
13	Incorporated portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2002
21	List of Registrant's Subsidiaries
23	Consent of Independent Auditors
99	Undertakings

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K