Form 10-Q
period 2003-03-31
HILTON HOTELS CORP
filed 2003-05-05
CIK 47580

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-3427

HILTON HOTELS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-2058176
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9336 Civic Center Drive, Beverly Hills, California	90210
(Address of principal executive offices)	(Zip code)
(310) 278-4321
(Registrant’s telephone number, including area code)

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

Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2003 – Common Stock, $2.50 par value – 376,794,266 shares.

PART I – FINANCIAL INFORMATION

Company or group of companies for which report is filed:

HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1.     FINANCIAL STATEMENTS

Consolidated Statements of Income

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2002	2003
	(unaudited)
Revenue
Owned hotels	$481	483
Leased hotels	29	24
Management and franchise fees	81	80
Other fees and income	99	91
	690	678
Other revenue from managed and franchised properties	231	239
	921	917

Expenses
Owned hotels	345	372
Leased hotels	26	23
Depreciation and amortization	85	86
Impairment loss and related costs	—	17
Other operating expenses	80	75
Corporate expense, net	17	19
	553	592
Other expenses from managed and franchised properties	231	239
	784	831

Operating Income	137	86

Interest and dividend income	14	7
Interest expense	(87)	(75)
Interest expense, net, from unconsolidated affiliates	(5)	(5)
Net loss on asset dispositions	—	(1)

Income Before Income Taxes and Minority Interest	59	12
Provision for income taxes	(23)	(1)
Minority interest, net	(2)	(2)

Net Income	$34	9

Basic Earnings Per Share	$.09	.02

Diluted Earnings Per Share	$.09	.02

See notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,	March 31,
(in millions)	2002	2003
		(unaudited)
ASSETS
Current Assets
Cash and equivalents	$54	61
Accounts receivable, net	294	280
Inventories	139	145
Deferred income taxes	61	62
Current portion of notes receivable, net	16	17
Other current assets	66	59

Total current assets	630	624

Investments, Property and Other Assets
Investments and notes receivable, net	490	506
Long-term receivable	325	325
Property and equipment, net	3,971	3,845
Management and franchise contracts, net	429	415
Leases, net	118	117
Brands	970	970
Goodwill	1,273	1,294
Other assets	142	145

Total investments, property and other assets	7,718	7,617

Total Assets	$8,348	8,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$560	524
Current maturities of long-term debt	11	11
Income taxes payable	4	5

Total current liabilities	575	540

Long-term debt	4,554	4,452
Deferred income taxes and other liabilities	1,166	1,181
Stockholders’ equity	2,053	2,068

Total Liabilities and Stockholders’ Equity	$8,348	8,241

See notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries

Consolidated Statements of Cash Flow

	Three Months Ended
	March 31,
(in millions)	2002	2003
	(unaudited)
Operating Activities
Net income	$34	9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85	86
Amortization of loan costs	2	2
Net loss on asset dispositions	—	1
Impairment loss and related costs	—	17
Change in working capital components:
Receivables, inventories and other current assets	22	12
Accounts payable and accrued expenses	(25)	(45)
Income taxes payable	1	1
Change in deferred income taxes	(3)	—
Change in other liabilities	(9)	(13)
Unconsolidated affiliates’ distributions in excess of earnings	2	9
Other	1	4

Net cash provided by operating activities	110	83

Investing Activities
Capital expenditures	(50)	(34)
Additional investments	(31)	(43)
Proceeds from asset dispositions	1	86
Payments on notes and other	25	23

Net cash (used in) provided by investing activities	(55)	32

Financing Activities
Change in commercial paper borrowings and revolving loans	5	(100)
Reduction of long-term debt	(3)	(3)
Issuance of common stock	6	3
Cash dividends	(7)	(8)

Net cash provided by (used in) financing activities	1	(108)

Increase in Cash and Equivalents	56	7
Cash and Equivalents at Beginning of Year	35	54

Cash and Equivalents at End of Period	$91	61

See notes to consolidated financial statements

Notes to Consolidated Financial Statements
(unaudited)

Note 1: General

The consolidated financial statements presented herein have been prepared by Hilton Hotels Corporation in accordance with the accounting policies described in our 2002 Annual Report to Stockholders and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The statements for the three months ended March 31, 2002 and 2003 are unaudited; however, in the opinion of management, all adjustments (which include normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

Note 2: Earnings Per Share

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  The weighted average number of common shares outstanding totaled 370 million and 377 million for the three months ended March 31, 2002 and 2003, respectively.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted.  The dilutive effect of the assumed exercise of stock options and convertible securities increased the weighted average number of common shares by 26 million for both the three months ended March 31, 2002 and 2003.  In addition, the increase to net income resulting from interest on convertible securities assumed to have not been paid was $3.8 million and $3.9 million for the three month periods ended March 31, 2002 and 2003, respectively.

Note 3: Stock Based Compensation

We apply Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for our stock-based compensation plans.  No compensation cost is reflected in our net income related to our stock option plans for the periods presented, as all options had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant.  Had the expense for our stock-based compensation been determined using the fair value based method defined in Financial Accounting Standard (FAS) 123, “Accounting for Stock-Based Compensation,” our net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Three months ended
	March 31,
	2002	2003
	(in millions)
Net income:
As reported	$34	9
Incremental compensation expense	(5)	(4)
As adjusted	$29	5

Basic earnings per share:
As reported	$.09	.02
As adjusted	$.08	.01

Diluted earnings per share:
As reported	$.09	.02
As adjusted	$.08	.01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002 and 2003, respectively: dividend yield of one percent in each year; expected volatility of 34 and 35 percent; risk-free interest rates of 4.6 and 3.0 percent and expected lives of five years for both 2002 and 2003.  These pro forma results may not be indicative of the future results for the full fiscal year due to potential grants vesting and other factors.

Note 4: Supplemental Cash Flow Information

	Three months ended
	March 31,
	2002	2003
	(in millions)
Cash paid during the period for the following:
Interest, net of amounts capitalized	$56	43
Income taxes	2	—

Note 5: Comprehensive Income

	Three months ended
	March 31,
	2002	2003
	(in millions)
Net income	$34	9
Change in unrealized gains and losses, net of tax	4	6
Cash flow hedge adjustment, net of tax	2	2
Comprehensive income	$40	17

Note 6: Derivative Instruments and Hedging Activities

We have an outstanding swap agreement which qualifies for hedge accounting as a cash flow hedge of a foreign currency denominated liability. The gain or loss on the change in fair value of the derivative is included in earnings to the extent it offsets the earnings impact of changes in fair value of the hedged obligation. Any difference is deferred in accumulated comprehensive income, a component of stockholders’ equity.

We have an interest rate swap on certain fixed rate senior notes which qualifies as a fair value hedge.  This derivative impacts earnings to the extent of increasing or decreasing actual interest expense on the hedged notes to simulate a floating interest rate.  Changes in the fair value of the derivative are offset by an adjustment to the value of the hedged notes.  We also have an interest rate swap on the floating rate mortgage of a consolidated joint venture which qualifies as a cash flow hedge.  This derivative impacts earnings to the extent of increasing or decreasing actual interest expense on the hedged mortgage to simulate a fixed interest rate, with any incremental fair value change deferred in accumulated other comprehensive income.

There were no amounts recognized or reclassified into earnings for the three months ended March 31, 2002 or 2003 due to hedge ineffectiveness or due to excluding from the assessment of effectiveness any component of the derivatives. We assess on a quarterly basis the effectiveness of our hedges in offsetting the variability in the cash flow or fair value of hedged obligations.

Note 7: New Accounting Standards

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires that guarantees issued after December 31, 2002 are recorded as liabilities at fair value, with the offsetting entry recorded based on the circumstances in which the guarantee was issued.  Adoption of FIN 45 has no impact on our historical financial statements as existing guarantees are not subject to the measurement provisions of FIN 45.  Adoption of FIN 45 for new guarantees did not have a material impact on our financial statements.

In December 2002, the FASB issued FAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123.”  This statement provides alternate methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation.  This statement also amends the disclosure requirements of FAS 123 and APB Opinion 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  We have adopted the disclosure provisions of FAS 148.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which is effective for interim periods beginning after June 15, 2003.  We do not expect FIN 46 to have a material impact on our financial statements.

Note 8: Segment Information

Our operations consist of three reportable segments which are based on similar products or services: Hotel Ownership, Managing and Franchising, and Timeshare.  Segment results are presented net of consolidating eliminations for fee based services, which is the basis used by management to evaluate segment performance.  Segment results are as follows:

	Three months ended
	March 31,
	2002	2003
	(in millions)
Revenue
Hotel Ownership	$529	523
Managing and Franchising	312	319
Timeshare	80	75
Total revenue	$921	917

Operating Income
Hotel Ownership	$90	60
Managing and Franchising	68	66
Timeshare	22	18
Corporate and other unallocated expenses	(43)	(58)
Total operating income	$137	86

Note 9:  Asset Dispositions

In the 2003 first quarter, we sold four Homewood Suites by Hilton hotel properties in two separate transactions for total consideration of approximately $40 million.  We will continue to operate three of the hotels under long-term management agreements and we have retained a long-term franchise contract on the fourth hotel.  In addition, we wrote off the value assigned to certain long-term management and franchise agreements that were terminated in the quarter.  These transactions resulted in a net loss of approximately $1 million in the quarter.

Note 10:  CNL Joint Venture

In the fourth quarter of 2002, we entered into a partnership agreement with CNL Hospitality Properties, Inc. to acquire seven hotel properties.  The partnership acquired the 500-room Doubletree at Lincoln Centre in Dallas, Texas and the 428-room Sheraton El Conquistador Resort and Country Club in Tucson, Arizona in December 2002.  Both properties will be converted to the Hilton brand.  In connection with the formation of the joint venture, we contributed approximately $11 million to the partnership in December 2002.

In February 2003, we contributed the 437-room Hilton Rye Town in Rye Brook, New York and CNL contributed the 630-room Doubletree Crystal City in Arlington, Virginia to the partnership.  The gain resulting from our contribution of the Hilton Rye Town has been deferred and will be recognized over the life of the long-term management contract retained on the property.  Also in February 2003, the partnership acquired the 257-suite Embassy Suites Santa Clara in Santa Clara, California, the 267-suite Embassy Suites Crystal City in Arlington, Virginia, and the 174-suite Embassy Suites Orlando Airport in Orlando, Florida.  We operate all seven hotels under long-term management contracts and have a 25% ownership in the partnership.

In connection with the structuring of the CNL partnership, including our contribution of the Hilton Rye Town, we received a cash distribution totaling approximately $46 million in the 2003 first quarter.  This distribution is included in proceeds from asset dispositions in the accompanying consolidated statements of cash flow.

Note 11:  Impairment Loss and Related Costs

Results in the 2003 first quarter include a $17 million pre-tax charge related to the decline in value of certain equity securities held by us.  The decline in value of the securities was deemed to be other-than-temporary in the quarter, thus requiring an earnings charge, primarily based on the length of time the securities have traded below cost.

Note 12:  Guarantees

We have established franchise financing programs with third party lenders to support the growth of our Hilton Garden Inn, Homewood Suites by Hilton, Hampton and Embassy Suites hotels.  As of March 31, 2003, we have provided guarantees of $54 million on loans outstanding under the programs.  In addition, we have guaranteed $60 million of debt and other obligations of unconsolidated affiliates and third parties, bringing our total guarantees to $114 million.  Our outstanding guarantees have terms of one to ten years.  We also have commitments under letters of credit totaling $83 million as of March 31, 2003.  We believe it is unlikely that material payments will be required under these agreements.

In addition, we remain a guarantor on 12 operating leases sold to WestCoast Hospitality Corporation as part of the sale of the Red Lion hotel chain in 2001.  However, we have entered into an indemnification and reimbursement agreement with WestCoast, which requires WestCoast to reimburse us for any costs and expenses incurred in connection with the guarantee.  The minimum lease commitment under these 12 operating leases totals approximately $5 million annually through 2020.

We have also provided performance guarantees to certain owners of hotels which we operate under management contracts.  Most of these guarantees allow us to terminate the contract rather than fund shortfalls if specified performance levels are not achieved.  In limited cases, we are obligated to fund performance shortfalls.  At March 31, 2003, we have two contracts containing performance guarantees with possible cash outlays totaling approximately $215 million through 2012.  We anticipate that the future operating performance levels of these hotels will be substantially achieved; therefore, funding under these guarantees is expected to be limited.  In addition, we do not anticipate losing any significant management contracts in 2003 pursuant to these guarantees.

The liability for potential obligations under our outstanding guarantees is not significant as of March 31, 2003.  Under limited circumstances, we may be obligated to provide additional guarantees or letters of credit totaling $66 million, including future construction loan guarantees of an unconsolidated joint venture totaling $40 million at March 31, 2003.

Note 13:  Subsequent Event

In April 2003, we sold $500 million of 3.375% Convertible Senior Notes due 2023 in a private placement transaction.  In May 2003, the initial purchasers of these notes exercised their option to purchase an additional $75 million of notes, bringing the total sale to $575 million.  The notes are convertible into shares of our common stock at a conversion price of $22.50 per share of common stock, upon the occurrence of certain events.  We expect to use the net proceeds from the offering to redeem our 5% Convertible Subordinated Notes due 2006, which are scheduled to be redeemed at par plus accrued and unpaid interest on May 22, 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are engaged in the ownership, management and development of hotels, resorts and timeshare properties and the franchising of lodging properties.  At March 31, 2003, our system contained 2,107 properties totaling approximately 340,000 rooms worldwide.  Our brands include Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Hampton, Homewood Suites by Hilton and Conrad.  In addition, we develop and operate timeshare resorts through Hilton Grand Vacations Company and its related entities. We are also engaged in various other activities related or incidental to the operation of hotels.

The number of properties and rooms at March 31, 2003 by brand and by type are as follows:

Brand	Properties	Rooms	Type	Properties	Rooms
Hilton	231	87,618	Owned (1)	58	33,740
Hilton Garden Inn	163	22,383	Leased	7	2,650
Doubletree	154	41,337	Joint Venture	69	20,556
Embassy Suites	171	41,541		134	56,946
Homewood Suites by Hilton	122	13,835	Managed	200	51,467
Hampton	1,222	124,653	Franchised	1,745	228,285
Other	16	5,331		1,945	279,752
Timeshare	28	3,289	Timeshare	28	3,289
Total	2,107	339,987	Total	2,107	339,987

(1)  Includes majority owned and controlled hotels.

Our operations consist of three reportable segments which are based on similar products or services: Hotel Ownership, Managing and Franchising, and Timeshare. The Hotel Ownership segment derives revenue from owned, majority owned and leased hotel properties and equity earnings from unconsolidated affiliates (primarily hotel joint ventures). The Managing and Franchising segment provides services including hotel management and licensing of our family of brands to franchisees. This segment generates its revenue from fees charged to hotel owners.  The Timeshare segment consists of multi-unit timeshare resorts.  This segment sells and finances timeshare intervals and operates timeshare resorts.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2002, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.  Those policies include accounting for bad debts, investments, notes receivable, long-lived assets, intangible assets, self-insurance reserves, and contingencies and litigation.  We have not changed these policies from those previously disclosed in our annual report.

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

During the first three months of 2003, we added a total of 26 hotels with approximately 3,400 rooms to our portfolio.  A total of three properties with approximately 500 rooms were removed from our system during the same period.  We expect to add approximately 100 to 115 hotels with 12,000 to 15,000 rooms to our system in 2003, with Hampton and Hilton Garden Inn accounting for approximately two-thirds of the new development.  Conversions from outside our family of brands to one of our brands are expected to account for approximately ten percent of the unit growth.  Virtually all of the growth is expected to be through franchising and management agreements.

Our brand growth strategy continues to benefit from the significant market share premiums most of our brands command over their respective competitive sets.  With 100 representing a brand’s fair share of the market, our brands (according to Smith Travel Research) posted revenue per available room (RevPAR) index numbers as follows for the first two months of 2003: Embassy Suites, 124.5; Homewood Suites by Hilton, 121.0; Hampton Inn, 119.7; Hilton Garden Inn, 114.2, and Hilton, 109.1.  The Doubletree brand, at 98.2, showed a 1.5 point RevPAR index gain for the period.

Our ability to grow the number of managed and franchised hotels is affected by the factors set forth under “Forward-Looking Statements,” including national and regional economic conditions, including the magnitude and duration of the current economic downturn in the United States; the effects of actual and threatened terrorist attacks and international conflicts; credit availability; relationships with franchisees and property owners; and competition from other hotel brands.

In total, we anticipate spending approximately $360 million on capital expenditures in 2003, which includes $165 million for routine improvements and technology, $110 million on timeshare projects, $50 million on special “return on investment” projects at owned hotels and $35 million at the Hilton Hawaiian Village related to mold remediation.  Routine improvements include expenditures for equipment, fixtures and wall and floor coverings.  Expenditures required to complete our capital spending programs will be financed through available cash flow and general corporate borrowings.

We will continue to review our owned hotel portfolio for potential repositioning or re-branding opportunities and may seek to sell certain assets (see “Liquidity and Capital Resources – Asset Dispositions”).

Owned Hotels

Capital expenditures during the first three months of 2003 totaled $34 million, primarily consisting of routine improvements and technology capital expenditures and expenditures related to the mold remediation efforts at the Hilton Hawaiian Village.  The remediation process at the Hilton Hawaiian Village is well underway and we expect to re-open the hotel’s Kalia Tower guest rooms in Fall 2003.

Despite the current difficult operating environment, we expect to continue to make appropriate capital expenditures to maintain our owned assets and improve technology at our properties.

Management and Franchise Contracts

The total property additions in the 2003 first quarter included 24 franchise properties and one managed property owned by a third party.  Included in these additions are three properties which, due in part to the market share leadership of our brands and the challenging environment for many hotel operators, were converted to our family of brands in the quarter. The three conversions included one Hilton and two Hampton properties.

Timeshare

Development continues at two new timeshare projects in Las Vegas, Nevada and Orlando, Florida.  The Las Vegas project, located at the north end of the Las Vegas Strip, will have 283 units in its first phase and is scheduled for completion in November 2003.  In Orlando, the new project will have 96 units in its first two phases, with phase one scheduled for completion in February 2004 and phase two scheduled for completion in May 2004.  The total construction cost for phase one at the new Las Vegas property and phases one and two at the new Orlando property is estimated to be $165 million, with an estimated $95 million being spent in 2003.

Capital expenditures associated with our timeshare operations during the first three months of 2003 totaled $18 million.  The capital expenditures associated with our non-lease timeshare products are reflected as inventory until the timeshare intervals are sold.  We also provide financing to the buyers of our timeshare intervals.  During the first three months of 2003, we issued approximately $38 million of loans related to timeshare financings, which comprised the majority of our additional investments totaling $43 million. Principal collections on timeshare notes during the same period totaled approximately $23 million.

Distribution Strategy

In April 2003, we announced an integrated strategy related to electronic and on-line distribution.  The strategy includes new brand standards stating that, while each hotel will establish its own room rates, each hotel is required to offer such rates consistently across all designated distribution channels, including our proprietary websites, Hilton Reservation Worldwide call centers, Global Distribution Systems / travel agents, and through hotels directly.  In addition, enhancements to our major brand websites have been implemented as part of the strategy.  We also signed an agreement in which Expedia Inc. is our preferred third-party online merchant-model vendor.  Under the terms of the agreement, we have secured from Expedia what we believe are the most favorable merchant-model terms in the hotel industry.  Additionally, participating hotels are not required to commit to Expedia a specific amount of room inventory.

Liquidity and Capital Resources

Overview

Net cash provided by operating activities totaled $110 million and $83 million for the three months ended March 31, 2002 and 2003, respectively.  The decrease in 2003 was primarily the result of lower operating results and working capital variances.  Net cash used in investing activities was $55 million for the first three months of 2002 and net cash provided by investing activities was $32 million for the first three months of 2003.  The net increase in cash provided by investing activities was due primarily to an increase in proceeds from asset dispositions, representing the sale of four Homewood Suites by Hilton properties and the cash distribution associated with the CNL transaction in 2003 (see “Liquidity and Capital Resources – Asset Dispositions” and “– Joint Ventures”).  Net cash provided by financing activities totaled $1 million for the first three months of 2002 and net cash used in financing activities was $108 million for the first three months of 2003.  The increase in cash used in financing activities is the result of debt repayment in the 2003 period.

Cash and equivalents totaled $61 million at March 31, 2003, an increase of $7 million from December 31, 2002.  We believe that our operating cash flow, available borrowings under our revolving credit facilities and our ability to obtain additional financing through various financial markets are sufficient to meet our liquidity needs.  However, any projections of future financial needs and sources of working capital are subject to uncertainty.  See “Results of Operations” and “Forward-Looking Statements” for further discussion of conditions that could adversely affect our estimates of future financial needs and sources of working capital.

Financing

We currently have two revolving credit facilities.  In June 1998, we entered into a five-year $500 million revolving credit facility to acquire the remaining 50% interest in the Hilton Hawaiian Village.  In August 2001, we reduced the commitment under the $500 million revolver to $425 million.  As of March 31, 2003, approximately $375 million of borrowings were outstanding under the $425 million revolver.  Although the $425 million revolver expires in June 2003, we continue to classify the outstanding borrowings as long-term debt based on our ability and intent to refinance the obligation.  In November 1999, we entered into a $1.8 billion revolving credit facility consisting of a $1.4 billion revolver which expires in 2004 and a $400 million 364-day revolver.  The 364-day revolver has been extended through November 2003 and the commitment has been reduced to $150 million.  In December 2002, we reduced the commitment under the $1.4 billion revolver to $1.2 billion.  As of March 31, 2003, $195 million of borrowings were outstanding under the $1.2 billion revolver.  The 364-day revolver was undrawn at March 31, 2003.  Total revolving debt capacity of approximately $1.0 billion was available to us at March 31, 2003.

In October 1997, we filed a shelf registration statement with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities.  At March 31, 2003, available financing under the shelf totaled $825 million.  The terms of any additional securities offered under the shelf, or any other securities we may issue in any private placement transaction, will be determined by market conditions at the time of issuance.

In connection with the spin-off in 1998 of our gaming business to a new corporation named Park Place Entertainment Corporation, Park Place assumed and agreed to pay 100% of the amount of each payment required to be made by us under the terms of the indentures governing our $325 million 7% Senior Notes due 2004.  Because these notes remain our legal obligation, they are included in our debt balance and a receivable from Park Place in an equal amount is included in our consolidated balance sheet. We are obligated to make any payment Park Place fails to make under these notes.

As of March 31, 2003, approximately 26% of our long-term debt (excluding the Park Place allocated debt and including the impact of interest rate swaps) was floating rate debt.

The following table summarizes our significant contractual obligations as of March 31, 2003, including long-term debt and operating lease commitments:

		Payments Due by Period
Contractual Obligations (in millions)	Total	Less than 1 year	1 - 3 years	3 – 5 years	After 5 years

Long-term debt	$4,463	11	920	1,006	2,526
Operating leases	714	34	67	61	552
Total contractual obligations	$5,177	45	987	1,067	3,078

In April 2003, we sold $500 million of 3.375% Convertible Senior Notes due 2023 in a private placement transaction.  In May 2003, the initial purchasers of these notes exercised their option to purchase an additional $75 million of notes, bringing the total sale to $575 million.  The notes are convertible into shares of our common stock at a conversion price of $22.50 per share of common stock, upon the occurrence of certain events.  We expect to use the net proceeds from the offering to redeem our 5% Convertible Subordinated Notes due 2006, which are scheduled to be redeemed at par plus accrued and unpaid interest on May 22, 2003.

Development Financing and Other Commercial Commitments

The following table summarizes our development financing and other commercial commitments as of March 31, 2003:

		Expirations by Period
Commercial Commitments (in millions)	Total Amounts Committed	Less than 1 year	1 - 3 years	3 – 5 years	After 5 years

Letters of credit	$83	83	—	—	—
Guarantees	114	39	18	36	21
Total commercial commitments	$197	122	18	36	21

In addition, we remain a guarantor on 12 operating leases sold to WestCoast Hospitality Corporation as part of the sale of the Red Lion hotel chain in 2001.  However, we have entered into an indemnification and reimbursement agreement with WestCoast, which requires WestCoast to reimburse us for any costs and expenses incurred in connection with the guarantee.  The minimum lease commitment under these 12 operating leases totals approximately $5 million annually through 2020.

We have also provided performance guarantees to certain owners of hotels which we operate under management contracts.  Most of these guarantees allow us to terminate the contract rather than fund shortfalls if specified performance levels are not achieved.  In limited cases, we are obligated to fund performance shortfalls.  At March 31, 2003, we have two contracts containing performance guarantees with possible cash outlays totaling approximately $215 million through 2012.  We anticipate that the future operating performance levels of these hotels will be substantially achieved; therefore, funding under these guarantees is expected to be limited.  In addition, we do not anticipate losing any significant management contracts in 2003 pursuant to these guarantees.

Under limited circumstances, we may be obligated to provide additional guarantees or letters of credit totaling $66 million, including future construction loan guarantees of an unconsolidated joint venture totaling $40 million at March 31, 2003.

Asset Dispositions

In the 2003 first quarter, we sold four Homewood Suites by Hilton hotel properties in two separate transactions for total consideration of approximately $40 million.  We will continue to operate three of the hotels under long-term management agreements and we have retained a long-term franchise contract on the fourth hotel.  In addition, we wrote off the value assigned to certain long-term management and franchise agreements that were terminated in the quarter.  These transactions resulted in a net loss of approximately $1 million in the quarter.

Joint Ventures

In the fourth quarter of 2002, we entered into a partnership agreement with CNL Hospitality Properties Inc. to acquire seven hotel properties.  The partnership acquired the 500-room Doubletree at Lincoln Centre in Dallas, Texas and the 428-room Sheraton El Conquistador Resort and Country Club in Tucson, Arizona in December 2002.  Both properties will be converted to the Hilton brand.  In connection with the formation of the joint venture, we contributed approximately $11 million to the partnership in December 2002.

In February 2003, we contributed the 437-room Hilton Rye Town in Rye Brook, New York and CNL contributed the 630-room Doubletree Crystal City in Arlington, Virginia to the partnership.  The gain resulting from our contribution of the Hilton Rye Town has been deferred and will be recognized over the life of the long-term management contract retained on the property.  Also in February 2003, the partnership acquired the 257-suite Embassy Suites Santa Clara in Santa Clara, California, the 267-suite Embassy Suites Crystal City in Arlington, Virginia, and the 174-suite Embassy Suites Orlando Airport in Orlando, Florida.  We operate all seven hotels under long-term management contracts and have a 25% ownership in the partnership.

In connection with the structuring of the CNL partnership, including our contribution of the Hilton Rye Town, we received a cash distribution totaling approximately $46 million in the 2003 first quarter.  This distribution is reflected as proceeds from asset dispositions in the accompanying consolidated statements of cash flow.

Stockholders’ Equity

Dividends paid on common shares were $.02 per share for the three month periods ended March 31, 2002 and 2003.

Results of Operations

The following discussion presents an analysis of our results of operations for the three months ended March 31, 2002 and 2003.  We use EBITDA (earnings before interest, taxes, depreciation, amortization, and non-recurring items) as a supplemental measure of performance in the tables below and in the discussion of operating results because we believe it gives investors a more complete understanding of our operating results before the impact of investing and financing transactions.  Non-recurring items, such as asset write-downs and impairment losses, are also excluded from EBITDA.  EBITDA and EBITDA margins are among the more significant factors in management’s evaluation of company-wide and individual property performance.  EBITDA can be computed by adding depreciation, amortization, interest and dividend income from investments related to operating activities and non-recurring items to operating income.  Prior to January 1, 2003, the reconciliation of EBITDA to operating income included an adjustment for pre-opening expense and included only the non-cash portion of non-recurring items.  These changes have no impact on EBITDA reported in the 2002 period.

EBITDA should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States (such as operating income or net income), nor should it be considered as an indicator of our overall financial performance.  EBITDA does not fully consider the impact of investing or financing transactions as it specifically excludes depreciation and interest charges, which should also be considered in the overall evaluation of results.  Additionally, our method of calculating EBITDA may be different from the method used by other companies and therefore comparability may be limited.

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

Results are also impacted by economic conditions and capacity.  Unfavorable changes in these factors could negatively impact hotel room demand and pricing which, in turn, could limit our ability to pass through operating cost increases in the form of higher room rates.  Additionally, our ability to manage costs could be adversely impacted by significant increases in operating expenses, resulting in lower operating margins.  See “Forward-Looking Statements” for a detailed description of these and other conditions that could adversely affect our results of operations.

We anticipate that economic and political factors beyond our control will continue to create challenges for the lodging industry and our company.  Soft economic conditions and the uncertain world political situation are expected to impact the recovery of independent business travel, placing continued pressure on room rates.  Higher insurance costs and property taxes, coupled with this rate pressure, are expected to adversely affect margins.  We will continue to focus on areas within our control, including managing our costs, achieving RevPAR premiums in the markets where we operate, building occupancy, adding new units to our family of brands, leveraging technology and delivering outstanding customer service. We believe that our focus on these core strategies, combined with our financial strength, diverse market presence, strong brands, and well-maintained, strategically located properties will enable us to remain competitive.

Comparison of fiscal quarters ended March 31, 2002 and 2003

Overview

A summary of our consolidated results for the three months ended March 31, 2002 and 2003 is as follows:

(in millions, except per share amounts)	2002	2003	% Change

Revenue	$921	917	—%
Operating Income	137	86	(37)
Net Income	34	9	(74)
Basic EPS	.09	.02	(78)
Diluted EPS	.09	.02	(78)

Other Operating Data

Reconciliation of EBITDA to Operating Income:
EBITDA	$231	197	(15)%
Depreciation and amortization (1)	(92)	(93)	1
Operating interest and dividend income	(2)	(1)	(50)
Non-recurring items	—	(17)	—
Operating Income	$137	86	(37)%

(1) Includes proportionate share of unconsolidated affiliates.

Results in the 2003 first quarter were adversely impacted by business declines related to the conflict in Iraq and a continuing soft U.S. economy.  Room rate pressure owing to weakness in business and group travel, together with increased insurance costs also adversely impacted results in the quarter.  Results in the quarter were also negatively impacted by a pre-tax charge of $17 million related to the impairment of certain equity securities held by us.  Results in the 2003 first quarter benefited from lower interest expense due to decreased debt levels.  In addition, net income in the 2003 first quarter includes a benefit of approximately $4 million from the utilization of capital loss tax carryforwards.

A summary of our owned hotel results for the three months ended March 31, 2002 and 2003 is as follows:

	2002	2003	% Change
	(in millions)
EBITDA – owned hotels	$136	111	(18)%
Depreciation and amortization	(60)	(59)	(2)
Operating Income – owned hotels	$76	52	(32)%

Results at our domestic owned hotels were adversely impacted by the economic downturn in the U.S. and reduced travel as a result of the conflict in Iraq.  Soft demand from business travelers and higher rated groups resulted in average daily rate declines in the quarter.  These rate declines impacted RevPAR and, together with decreased food and beverage revenue from sluggish group business and increased insurance costs, adversely affected operating results and margins at our owned hotels.  However, comparatively solid occupancy levels were achieved at many of our owned hotels, including those in New York, Boston, Honolulu, New Orleans, Phoenix, San Diego and Santa Barbara, primarily through increased business from leisure customers and lower rated groups.  The impact of property sales in 2002 and 2003 was more than offset by the May 2002 acquisition of the Hilton Waikoloa Village.

A summary of our comparable owned hotel results for the three months ended March 31, 2002 and 2003 is as follows:

	2002	2003	% Change
	(in millions)
EBITDA – comparable owned hotels	$133	106	(20)%
Depreciation and amortization	(58)	(56)	(3)
Operating Income – comparable owned hotels	$75	50	(33)%

RevPAR for comparable owned properties declined 2.2 percent in the quarter, with occupancy up .3 points to 66.8 percent and average daily rate down 2.7 percent to $145.82.  EBITDA margin at these hotels was 23.3 percent for the quarter, a decline of 5.1 points from the corresponding 2002 period.  Operating income margin at comparable owned hotels was 11.0 percent in the 2003 first quarter, a decline of 5.0 points from the 2002 first quarter.

A summary of our leased hotel results for the three months ended March 31, 2002 and 2003 is as follows:

	2002	2003	% Change
	(in millions)
EBITDA – leased hotels	$3	1	(67)%
Depreciation and amortization	(2)	(1)	(50)
Operating Income – leased hotels	$1	—	—%

Leased hotel revenue, EBITDA and operating income decreased $5 million, $2 million and $1 million, respectively, compared to the 2002 first quarter.  Results in 2002 benefited from the impact of the 2002 Winter Olympics at our leased property in Salt Lake City, Utah.  Due to the relatively large size of the lease payments required in a hotel operating lease, the leased properties operate at margins significantly lower than our owned hotels.

Management and franchise fee revenue in the 2003 first quarter decreased $1 million to $80 million.  Fee revenue is based primarily on rooms revenue at franchise properties and total operating revenue (and to a lesser extent gross operating profits or cash flow) at managed properties.  Our focused service, mid-scale brands were less impacted by the conflict in Iraq and softness in business travel.  As a result, RevPAR at these brands showed generally smaller declines or, in the case of Hilton Garden Inn, reported a RevPAR increase.  Fees also benefited from new hotel openings.

The decrease in other fees and income in 2003 is primarily the result of lower timeshare revenue and lower earnings from unconsolidated affiliates accounted for under the equity method compared to the 2002 first quarter.  A summary of our timeshare results for the three months ended March 31, 2002 and 2003 is as follows:

	2002	2003	% Change
	(in millions)
EBITDA – timeshare	$23	19	(17)%
Depreciation and amortization	(1)	(1)	—
Operating Income – timeshare	$22	18	(18)%

Overall unit sales in the quarter were comparable with the 2002 period and the average unit sales price increased across our timeshare system.  However, the amount of reported revenue, EBITDA and operating income growth were limited by the required percentage-of-completion method of accounting for our projects in development in Las Vegas and Orlando, and the required lease accounting for the Hilton Club in New York.  First quarter 2003 results were also adversely impacted by the sale of timeshare receivables in June and November of 2002.

Depreciation and amortization, including our proportionate share of depreciation and amortization from unconsolidated affiliates, increased $1 million in the first quarter of 2003 to $93 million.

Results in the 2003 first quarter include a $17 million pre-tax charge related to the decline in value of certain equity securities held by us.  The decline in value of the securities was deemed to be other-than-temporary in the quarter, thus requiring an earnings charge, primarily based on the length of time the securities have traded below cost.

Corporate Activity

Corporate expense increased $2 million in the 2003 first quarter to $19 million.  Our first quarter 2003 corporate expense includes a $3 million bad debt expense related to a note receivable that, as a result of certain events in the quarter, was deemed uncollectable.  Excluding this bad debt expense, corporate expense decreased $1 million compared to the 2002 first quarter.

Interest and dividend income decreased $7 million compared with the prior year.  The decrease reflects the repayment in June 2002 by Park Place of the $300 million 7.375% Senior Notes assumed by Park Place at the time of the spin-off of our gaming business.  As these notes were assumed by Park Place but remained our legal obligation prior to repayment, interest on the notes is reflected as both interest income and interest expense in our 2002 consolidated financial statements.  Interest expense, net of amounts capitalized, decreased $12 million reflecting lower outstanding debt balances, as well as the aforementioned note repayment by Park Place.

The total pre-tax loss on asset dispositions of $1 million in the first quarter of 2003 represents the sale of four Homewood Suites by Hilton properties and the write-off of value assigned to certain long-term management and franchise agreements that were terminated in the quarter.

The effective income tax rate for the first quarter of 2003 decreased to 8% from 39% in the first quarter of 2002.  The effective rate in the 2003 quarter benefited from the utilization of capital loss tax carryforwards as a result of the transaction with CNL.  Excluding this benefit, the effective tax rate in the quarter was 38%.  Our effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

Hotel Statistics

RevPAR for U.S. owned hotels and system-wide for the three months ended March 31, 2002 and 2003 is as follows:

	U.S. owned (1)
	Three months ended March 31,
	2002	2003	% Change
Hilton	$104.91	102.17	(2.6)%
All Other	72.37	72.94	.8
Total	99.66	97.45	(2.2)

(1)  Statistics are for comparable U.S. hotels, and include only hotels in the system as of March 31, 2003 and owned by us since January 1, 2002.

	System-wide (2)
	Three months ended March 31,
	2002	2003	% Change
Hilton	$84.93	82.03	(3.4)%
Hilton Garden Inn	58.09	59.23	2.0
Doubletree	65.05	62.93	(3.3)
Embassy Suites	83.34	81.83	(1.8)
Homewood Suites by Hilton	66.65	64.84	(2.7)
Hampton	48.00	47.44	(1.2)
Other	66.32	64.86	(2.2)

(2)   Statistics are for comparable hotels, and include only hotels in the system as of March 31, 2003 and owned, operated or franchised by us since January 1, 2002.

Other Matters

New Accounting Standards

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires that guarantees issued after December 31, 2002 are recorded as liabilities at fair value, with the offsetting entry recorded based on the circumstances in which the guarantee was issued.  Adoption of FIN 45 has no impact on our historical financial statements as existing guarantees are not subject to the measurement provisions of FIN 45.  Adoption of FIN 45 for new guarantees did not have a material impact on our financial statements.

In December 2002, the FASB issued FAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123.”  This statement provides alternate methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation.  This statement also amends the disclosure requirements of FAS 123 and Accounting Principles Board Opinion 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  We have adopted the disclosure provisions of FAS 148.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which is effective for interim periods beginning after June 15, 2003.  We do not expect FIN 46 to have a material impact on our financial statements.

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, those set forth under the captions “Development and Capital Spending,” “Liquidity and Capital Resources,” “Results of Operations” and “Other Matters,” and statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The words “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements reflect our current views with respect to future events and financial performance, and are subject to risks and uncertainties, including those identified above under “Results of Operations” and those in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 under the captions “Operations” and “Additional Information,” as well as:

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

•                                          the impact of severe acute respiratory syndrome, or “SARS,” on travel and the demand for hotel rooms and timeshare intervals;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.  There have been no significant changes in our financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

ITEM 4.  CONTrols and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Also, we have investments in certain unconsolidated entities that we do not control.  Our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

We filed a Report on Form 8-K, dated January 27, 2003, under “Item 5. Other Events,” reporting our financial results for the fourth quarter and fiscal year ended December 31, 2002.

We filed a Report on Form 8-K, dated April 16, 2003, under “Item 5. Other Events and Regulation FD Disclosure,” disclosing the pricing of our 3.375% Convertible Senior Notes due 2023.

We filed a Report on Form 8-K, dated April 23, 2003, filing information under “Item 5. Other Events” and furnishing information under “Item 9. Regulation FD Disclosure,” with respect to our financial results for the first quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILTON HOTELS CORPORATION
(Registrant)

Date: May 5, 2003	/s/ MATTHEW J. HART

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003	/s/ STEPHEN F. BOLLENBACH
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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003	/s/ MATTHEW J. HART
Matthew J. Hart
Executive Vice President and Chief Financial Officer