Form 10-Q
period 2003-06-30
HILTON HOTELS CORP
filed 2003-08-13
CIK 47580

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes   ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2003 — Common Stock, $2.50 par value – 377,661,686 shares.

PART I - FINANCIAL INFORMATION

Company or group of companies for which report is filed:

HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1.    FINANCIAL STATEMENTS

Consolidated Statements of Income

(in millions, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
	(unaudited)		(unaudited)
Revenue
Owned hotels	$572	531	1,053	1,014
Leased hotels	30	27	59	51
Management and franchise fees	87	88	168	168
Other fees and income	93	95	192	186
	782	741	1,472	1,419
Other revenue from managed and franchised properties	253	242	484	481
	1,035	983	1,956	1,900

Expenses
Owned hotels	370	376	715	748
Leased hotels	27	24	53	47
Depreciation and amortization	87	79	172	165
Impairment loss and related costs	10	—	10	17
Other operating expenses	72	79	152	154
Corporate expense, net	13	19	30	38
	579	577	1,132	1,169
Other expenses from managed and franchised properties	253	242	484	481
	832	819	1,616	1,650

Operating Income	203	164	340	250

Interest and dividend income	14	8	28	15
Interest expense	(87)	(77)	(174)	(152)
Interest expense, net, from unconsolidated affiliates	(5)	(4)	(10)	(9)
Net loss on asset dispositions	(15)	(2)	(15)	(3)

Income Before Income Taxes and Minority Interest	110	89	169	101
Provision for income taxes	(31)	(33)	(54)	(34)
Minority interest, net	(3)	(2)	(5)	(4)

Net Income	$76	54	110	63

Basic Earnings Per Share	$.20	.14	.30	.17

Diluted Earnings Per Share	$.20	.14	.30	.17

See notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries

Consolidated Balance Sheets

(in millions)	December 31, 2002	June 30, 2003
		(unaudited)
ASSETS
Current Assets
Cash and equivalents	$54	59
Accounts receivable, net	294	291
Inventories	139	150
Deferred income taxes	61	63
Current portion of notes receivable, net	16	18
Other current assets	66	60

Total current assets	630	641

Investments, Property and Other Assets
Investments and notes receivable, net	490	531
Long-term receivable	325	325
Property and equipment, net	3,971	3,817
Management and franchise contracts, net	429	403
Leases, net	118	117
Brands	970	970
Goodwill	1,273	1,294
Other assets	142	172

Total investments, property and other assets	7,718	7,629

Total Assets	$8,348	8,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$560	536
Current maturities of long-term debt	11	12
Income taxes payable	4	21

Total current liabilities	575	569

Long-term debt	4,554	4,418
Deferred income taxes and other liabilities	1,166	1,161
Stockholders’ equity	2,053	2,122

Total Liabilities and Stockholders’ Equity	$8,348	8,270

See notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries

Consolidated Statements of Cash Flow

(in millions)	Six months ended June 30,
	2002	2003
	(unaudited)
Operating Activities
Net income	$110	63
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172	165
Amortization of loan costs	5	8
Net loss on asset dispositions	15	3
Impairment loss and related costs	10	17
Change in working capital components:
Receivables, inventories and other current assets	3	(7)
Accounts payable and accrued expenses	(35)	(35)
Income taxes payable	3	17
Change in deferred income taxes	(34)	7
Change in other liabilities	(12)	(35)
Unconsolidated affiliates’ distributions in excess of earnings	8	14
Other	(3)	(1)

Net cash provided by operating activities	242	216

Investing Activities
Capital expenditures	(94)	(79)
Additional investments	(67)	(96)
Proceeds from asset dispositions	103	86
Payments on notes and other	60	48
Acquisitions, net of cash acquired	(71)	—

Net cash used in investing activities	(69)	(41)

Financing Activities
Change in commercial paper borrowings and revolving loans	(180)	(220)
Long-term borrowings	—	562
Reduction of long-term debt	(6)	(506)
Issuance of common stock	14	9
Cash dividends	(15)	(15)

Net cash used in financing activities	(187)	(170)

(Decrease) Increase in Cash and Equivalents	(14)	5
Cash and Equivalents at Beginning of Year	35	54

Cash and Equivalents at End of Period	$21	59

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

The statements for the three and six months ended June 30, 2002 and 2003 are unaudited; however, in the opinion of management, all adjustments (which include normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

Note 2: Earnings Per Share

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  The weighted average number of common shares outstanding totaled 374 million and 372 million for the three and six months ended June 30, 2002, respectively, and 377 million for both the three and six months ended June 30, 2003.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted.  The dilutive effect of the assumed exercise of stock options and convertible securities increased the weighted average number of common shares by 29 million and 27 million for the three and six months ended June 30, 2002, respectively, and 18 million and 22 million for the three and six months ended June 30, 2003, respectively.  In addition, the increase to net income attributable to interest on convertible securities assumed to have not been paid was $3.9 million and $7.7 million for the three and six months ended June 30, 2002, respectively, and $2.1 million and $6.0 million for the three and six months ended June 30, 2003, respectively.  The sum of EPS for the first two quarters in 2002 and 2003 differs from the year to date EPS in the respective periods due to the required method of computing EPS in each period.

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

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2002	2003	2002	2003
Net income:
As reported	$76	54	110	63
Incremental compensation expense	(5)	(4)	(10)	(8)
As adjusted	$71	50	100	55

Basic earnings per share:
As reported	$.20	.14	.30	.17
As adjusted	$.19	.13	.27	.15

Diluted earnings per share:
As reported	$.20	.14	.30	.17
As adjusted	$.19	.13	.27	.15

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002 and 2003, respectively: dividend yield of one percent in each year; expected volatility of 34 and 35 percent; risk-free interest rates of 4.6 and 3.0 percent and expected lives of five years for both 2002 and 2003.  These pro forma results may not be indicative of the future results for the full fiscal year due to potential grants, vesting and other factors.

Note 4: Supplemental Cash Flow Information

	Six months ended June 30,
	2002	2003
	(in millions)
Cash paid during the period for the following:
Interest, net of amounts capitalized	$146	136
Income taxes	46	2

Note 5: Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
	(in millions)		(in millions)
Net income	$76	54	110	63
Change in unrealized gains and losses, net of tax	(2)	2	2	8
Cash flow hedge adjustment, net of tax	—	(1)	2	1
Cumulative translation adjustment, net of tax	1	—	1	—
Comprehensive income	$75	55	115	72

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

There were no amounts recognized or reclassified into earnings for the six months ended June 30, 2002 or 2003 due to hedge ineffectiveness or due to excluding from the assessment of effectiveness any component of the derivatives. We assess on a quarterly basis the effectiveness of our hedges in offsetting the variability in the cash flow or fair value of hedged obligations.

Note 7: New Accounting Standards

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires that guarantees issued after December 31, 2002 are recorded as liabilities at fair value, with the offsetting entry recorded based on the circumstances in which the guarantee was issued.  Adoption of FIN 45 had no impact on our historical financial statements as existing guarantees are not subject to the measurement provisions of FIN 45.  Adoption of FIN 45 for new guarantees did not have a material impact on our financial statements.

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which is effective for the quarter ending September 30, 2003 for variable interest entities (VIEs) created before February 1, 2003.  FIN 46 establishes criteria to identify VIEs and the primary beneficiary of such entities.  Entities that qualify as VIEs must be consolidated by their primary beneficiary.  All other holders of interests in a VIE must disclose the nature, purpose, size and activity of the VIE as well as their maximum exposure to losses as a result of involvement with the VIE.  We are currently evaluating the provisions of FIN 46 as it relates to our various forms of investments.  We expect any disclosure or consolidation requirements will be immaterial.

Note 8: Segment Information

Our operations consist of three reportable segments which are based on similar products or services: Hotel Ownership, Managing and Franchising, and Timeshare.  Segment results are presented net of consolidating eliminations for fee based services at the operating income level, without allocating corporate and other unallocated expenses, which is the basis used by management to evaluate segment performance.  Segment results are as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
	(in millions)		(in millions)
Revenue
Hotel Ownership	$616	574	1,145	1,097
Managing and Franchising	340	330	652	649
Timeshare	79	79	159	154
Total revenue	$1,035	983	1,956	1,900

Operating Income
Hotel Ownership	$138	113	228	173
Managing and Franchising	75	75	143	141
Timeshare	24	20	46	38
Corporate and other unallocated expenses	(34)	(44)	(77)	(102)
Total operating income	$203	164	340	250

Note 9:  Asset Dispositions

In the 2003 first quarter, we sold four Homewood Suites by Hilton hotel properties in two separate transactions for total consideration of approximately $40 million.  We will continue to operate three of the hotels under long-term management agreements and we have retained a long-term franchise contract on the fourth hotel.  In addition, we wrote off the value assigned to certain long-term management and franchise agreements that were terminated in the first six months of 2003.  These transactions resulted in a net pre-tax loss of approximately $3 million in the six month period.

In the second quarter of 2002, we recognized a pre-tax loss of $16 million and a tax benefit of $16 million on the sale of the Harrison Conference Center hotel chain.  Additionally, we recognized approximately $2 million in pre-tax gains on the sale of various timeshare notes receivable, and $1 million in pre-tax losses from writing off the value assigned to management and franchise agreements terminated during the period.

Note 10:  CNL Joint Venture

In the fourth quarter of 2002, we entered into a partnership agreement with CNL Hospitality Properties, Inc. to acquire seven hotel properties.  The partnership acquired the 500-room Doubletree at Lincoln Centre in Dallas, Texas and the 428-room Sheraton El Conquistador Resort and Country Club in Tucson, Arizona in December 2002.  The Tucson property has been converted to the Hilton brand and the Dallas property is in the process of being converted to a Hilton.  In connection with the formation of the joint venture, we contributed approximately $11 million to the partnership in December 2002.

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

Note 11:  Impairment Loss and Related Costs

Results in the 2003 first half include a $17 million pre-tax charge in the first quarter related to the decline in value of certain equity securities held by us.  The decline in value of the securities was deemed to be other-than-temporary in the first quarter, thus requiring an earnings charge, primarily based on the length of time the securities had traded below cost.

In the second quarter of 2002, we recorded a $10 million charge for remediation efforts relating to mold found at the Kalia Tower at the Hilton Hawaiian Village.

Note 12: Guarantees

We have established franchise financing programs with third party lenders to support the growth of our Hilton Garden Inn, Homewood Suites by Hilton, Hampton and Embassy Suites hotels.  As of June 30, 2003, we have provided guarantees of $54 million on loans outstanding under the programs.  In addition, we have guaranteed $66 million of debt and other obligations of unconsolidated affiliates and third parties, bringing our total guarantees to $120 million.  Our outstanding guarantees have terms of one to ten years.  We also have commitments under letters of credit totaling $88 million as of June 30, 2003.  We believe it is unlikely that material payments will be required under these agreements.

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

We have also provided performance guarantees to certain owners of hotels which we operate under management contracts.  Most of these guarantees allow us to terminate the contract rather than fund shortfalls if specified performance levels are not achieved.  In limited cases, we are obligated to fund performance shortfalls.  At June 30, 2003, we have two contracts containing performance guarantees with possible cash outlays totaling approximately $215 million through 2012.  We anticipate that the future operating performance levels of these hotels will be substantially achieved; therefore, funding under these guarantees is expected to be limited, although there can be no assurance that this will be the case.  In addition, we do not anticipate losing any significant management contracts in 2003 pursuant to these guarantees.

The liability for potential obligations under our outstanding guarantees totaled approximately $3 million as of June 30, 2003.  Under limited circumstances, we may be obligated to provide additional guarantees or letters of credit totaling $64 million, including future construction loan guarantees of an unconsolidated joint venture totaling $34 million at June 30, 2003.

Note 13: Long-Term Debt

In June 1998, we entered into a five-year $500 million revolving credit facility to acquire the remaining 50% interest in the Hilton Hawaiian Village.  In May 2003, this facility was repaid and the commitment was extinguished.

We are in the process of establishing a new five-year revolving credit facility in the amount of $1 billion, with an option to increase the size of the facility by an additional $250 million.  This new facility will replace our existing $1.2 billion revolving facility expiring November 2004 and our $150 million 364-day revolving facility expiring November 2003.  As of June 30, 2003, $450 million of borrowings were outstanding under the $1.2 billion revolver and the 364-day facility was undrawn.  We expect to have the new facility established in the third quarter of 2003.

In April 2003, we sold $500 million of 3.375% Convertible Senior Notes due 2023 in a private placement transaction.  In May 2003, the initial purchasers of these notes exercised their option to purchase an additional $75 million of notes, bringing the total sale to $575 million.  The notes are convertible into shares of our common stock at an initial conversion price of $22.50 per share of common stock, upon the occurrence of certain events.  We used the net proceeds from the offering to redeem our 5% Convertible Subordinated Notes due 2006 and to repay indebtedness under our existing revolving credit facility.  We have filed a registration statement with the Securities and Exchange Commission to register the notes and underlying convertible securities for resale.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are engaged in the ownership, management and development of hotels, resorts and timeshare properties and the franchising of lodging properties.  At June 30, 2003, our system contained 2,119 properties totaling approximately 341,000 rooms worldwide.  Our brands include Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Hampton, Homewood Suites by Hilton and Conrad.  In addition, we develop and operate timeshare resorts through Hilton Grand Vacations Company and its related entities. We are also engaged in various other activities related or incidental to the operation of hotels.

The number of properties and rooms at June 30, 2003 by brand and by type are as follows:

Brand	Properties	Rooms
Hilton	231	87,815
Hilton Garden Inn	167	22,843
Doubletree	152	40,621
Embassy Suites	172	41,789
Homewood Suites by Hilton	124	14,139
Hampton	1,229	125,200
Other	16	5,355
Timeshare	28	3,289
Total	2,119	341,051

Type	Properties	Rooms
Owned (1)	58	33,744
Leased	7	2,650
Joint Venture	67	20,111
	132	56,505
Managed	194	49,327
Franchised	1,765	231,930
	1,959	281,257
Timeshare	28	3,289
Total	2,119	341,051

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

Development and Capital Spending

Overview

We intend to grow our hotel brands primarily through franchising and the addition of management contracts, which require little or no capital investment.  In addition, we will continue to invest in capital improvements and select projects at our owned hotels and we may seek to acquire hotel properties on a strategic and selective basis.  We also intend to continue investing in the development of timeshare properties.

During the first half of 2003, we added a total of 45 hotels with approximately 6,000 rooms to our portfolio.  A total of 10 properties with approximately 2,100 rooms were removed from our system during the same period.  We expect to add approximately 100 to 115 hotels with 12,000 to 15,000 rooms to our system in 2003, with Hampton and Hilton Garden Inn accounting for approximately two-thirds of the new development.  Conversions from outside our family of brands to one of our brands are expected to account for approximately ten percent of the unit growth.  Virtually all of the growth is expected to be through franchising and management agreements.

Our brand growth strategy continues to benefit from the significant market share premiums most of our brands command over their respective competitive sets.  With 100 representing a brand’s fair share of the market, our brands (according to Smith Travel Research) posted revenue per available room (RevPAR) index numbers as follows for the first six months of 2003: Embassy Suites, 125.2; Homewood Suites by Hilton, 119.5; Hampton Inn, 118.8; Hilton Garden Inn, 114.0; and Hilton, 108.7.  The Doubletree brand, at 99.3, showed a 0.7 point RevPAR index gain for the period.

Our ability to grow the number of managed and franchised hotels is affected by the factors set forth under “Forward-Looking Statements,” such as national and regional economic conditions, including the magnitude and duration of the current economic downturn in the United States; the effects of actual and threatened terrorist attacks and international conflicts; credit availability; relationships with franchisees and property owners; and competition from other hotel brands.

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

Owned Hotels

Capital expenditures during the first half of 2003 totaled $79 million, primarily consisting of routine improvements and technology capital expenditures and expenditures related to the mold remediation efforts at the Hilton Hawaiian Village.  We expect to re-open the hotel’s Kalia Tower guest rooms in September 2003 (see “Development and Capital Spending – Timeshare”).

Despite the current difficult operating environment, we expect to continue to make appropriate capital expenditures to maintain our owned assets and improve technology at our properties.  Our technology improvements include Hilton’s proprietary OnQ system, which is a single technology platform that links our brands and hotels to enhance customer service and loyalty, as well as maximize operational efficiencies.  The OnQ system is on track for installation at virtually all of our 2,100-plus hotels by year-end 2003.

Management and Franchise Contracts

The total property additions in the first six months of 2003 included 42 franchise properties and two managed properties owned by third parties.  Included in these additions are five properties which, due in part to the market share leadership of our brands and the challenging environment for many hotel operators, were converted to our family of brands in the period. The five conversions included one Hilton, two Doubletree and two Hampton properties.

Additions in the first six months of 2003 include the 400-room Conrad Bangkok in Bangkok, Thailand.  Pursuant to a joint venture with Hilton International, new Conrad managed hotels are scheduled to open in Miami, Florida in January 2004, Bali, Indonesia in February 2004 and Phuket, Thailand in November 2004.

During the 2003 second quarter, we announced an agreement to add five franchised Doubletree hotels in Tennessee, four of which will be converted from an independent brand, and one property in Memphis which converted from the Hilton brand in July 2003.  We also announced an agreement to convert the former Adam’s Mark hotel in Memphis to a 408-room Hilton in 2004 following a major renovation.  In addition, during the second quarter of 2003 we secured the management contract for the 426-room Hilton Cancun Beach & Golf Resort in Mexico, previously a Hilton franchised hotel.

Timeshare

We are currently developing three new timeshare projects in Las Vegas, Nevada; Orlando, Florida; and Honolulu, Hawaii.  The Las Vegas project, located at the north end of the Las Vegas Strip, will have 283 units in its first phase and is scheduled for completion in November 2003.  In Orlando, the new project will have 96 units in its first two phases, with phase one scheduled for completion in February 2004 and phase two scheduled for completion in May 2004.  In Honolulu, we are converting six floors of the Kalia Tower at the Hilton Hawaiian Village into 72 timeshare units, which are scheduled for completion in December 2003.  The total construction cost for phase one at the new Las Vegas property, phases one and two at the new Orlando property and the 72-unit Kalia Tower conversion is estimated to be $170 million, with an estimated $95 million being spent in 2003.

Capital expenditures associated with our timeshare operations during the first half of 2003 totaled $39 million.  The capital expenditures associated with our non-lease timeshare products are reflected as inventory until the timeshare intervals are sold.  We also provide financing to the buyers of our timeshare intervals.  During the first half of 2003, we issued approximately $86 million of loans related to timeshare financings, which comprised the majority of our additional investments totaling $96 million. Principal collections on timeshare notes during the same period totaled approximately $48 million.

Distribution Strategy

In April 2003, we announced an integrated strategy related to electronic and on-line distribution.  The strategy includes new brand standards stating that, while each hotel will establish its own room rates, each hotel is required to offer such rates consistently across all designated distribution channels, including our proprietary websites, Hilton Reservation Worldwide call centers, Global Distribution Systems / travel agents, and through hotels directly.  In addition, enhancements to our major brand websites have been implemented as part of the strategy.  We also signed an agreement with Expedia Inc. to be our preferred third-party online merchant-model vendor.  Under the terms of the agreement, we have secured from Expedia what we believe are the most favorable merchant-model terms in the hotel industry.  Additionally, participating hotels are not required to commit to Expedia a specific amount of room inventory.

Liquidity and Capital Resources

Overview

Net cash provided by operating activities totaled $242 million and $216 million for the six months ended June 30, 2002 and 2003, respectively.  The decrease in 2003 was primarily the result of lower operating results.  Net cash used in investing activities was $69 million for the first six months of 2002 and $41 million for the first six months of 2003.  The net decrease in cash used in investing activities was primarily due to the absence of acquisition activity in 2003 in comparison to the acquisition of the Hilton Waikoloa Village in May 2002, partially offset by the increased volume of timeshare notes issued between comparable periods.  Net cash used in financing activities totaled $187 million for the first six months of 2002 and $170 million for the first six months of 2003.  The decrease in cash used in financing activities is the result of higher levels of debt repayment in the 2002 period.

Cash and equivalents totaled $59 million at June 30, 2003, an increase of $5 million from December 31, 2002.  We believe that our operating cash flow, available borrowings under our revolving credit facilities and our ability to obtain additional financing through various financial markets are sufficient to meet our liquidity needs (see “Liquidity and Capital Resources – Financing”).  Any projections of future financial needs and sources of working capital are subject to uncertainty.  See “Results of Operations” and “Forward-Looking Statements” for further discussion of conditions that could adversely affect our estimates of future financial needs and sources of working capital.

Financing

In June 1998, we entered into a five-year $500 million revolving credit facility to acquire the remaining 50% interest in the Hilton Hawaiian Village.  In May 2003, this facility was repaid and the commitment was extinguished.  In November 1999, we entered into a $1.8 billion revolving credit facility consisting of a $1.4 billion revolver which expires in 2004 and a $400 million 364-day revolver.  The 364-day revolver has been extended through November 2003 and the commitment has been reduced to $150 million.  In December 2002, we reduced the commitment under the $1.4 billion revolver to $1.2 billion.  As of June 30, 2003, $450 million of borrowings were outstanding under the $1.2 billion revolver.  The 364-day revolver was undrawn at June 30, 2003.  Total revolving debt capacity of approximately $730 million was available to us at June 30, 2003.

We are in the process of establishing a new five-year revolving credit facility in the amount of $1 billion, with an option to increase the size of the facility by an additional $250 million.  This new facility will replace our existing $1.2 billion revolving facility expiring November 2004 and our $150 million 364-day revolving facility expiring November 2003.  We expect to have the new facility established in the third quarter of 2003.

In April 2003, we sold $500 million of 3.375% Convertible Senior Notes due 2023 in a private placement transaction.  In May 2003, the initial purchasers of these notes exercised their option to purchase an additional $75 million of notes, bringing the total sale to $575 million.  The notes are convertible into shares of our common stock at an initial conversion price of $22.50 per share of common stock, upon the occurrence of certain events.  We used the net proceeds from the offering to redeem our 5% Convertible Subordinated Notes due 2006 and to repay indebtedness under our existing revolving credit facility.  We have filed a registration statement with the Securities and Exchange Commission to register the notes and underlying convertible securities for resale.

In October 1997, we filed a shelf registration statement with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities.  At June 30, 2003, available financing under the shelf totaled $825 million.  The terms of any additional securities offered under the shelf, or any other securities we may issue in any private placement transaction, will be determined by market conditions at the time of issuance.

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

As of June 30, 2003, approximately 23% of our long-term debt (excluding the Park Place allocated debt and including the impact of interest rate swaps) was floating rate debt.

The following table summarizes our significant contractual obligations as of June 30, 2003, including long-term debt and operating lease commitments:

		Payments Due by Period
Contractual Obligations (in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years

Long-term debt	$4,430	12	806	916	2,696
Operating leases	821	37	72	65	647
Total contractual obligations	$5,251	49	878	981	3,343

Development Financing and Other Commercial Commitments

The following table summarizes our development financing and other commercial commitments as of June 30, 2003:

		Expirations by Period
Commercial Commitments (in millions)	Total Amounts Committed	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years

Letters of credit	$88	88	—	—	—
Guarantees	120	38	26	36	20
Total commercial commitments	$208	126	26	36	20

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

We have also provided performance guarantees to certain owners of hotels which we operate under management contracts.  Most of these guarantees allow us to terminate the contract rather than fund shortfalls if specified performance levels are not achieved.  In limited cases, we are obligated to fund performance shortfalls.  At June 30, 2003, we have two contracts containing performance guarantees with possible cash outlays totaling approximately $215 million through 2012.  We anticipate that the future operating performance levels of these hotels will be substantially achieved; therefore, funding under these guarantees is expected to be limited, although there can be no assurance that this will be the case.  In addition, we do not anticipate losing any significant management contracts in 2003 pursuant to these guarantees.

Under limited circumstances, we may be obligated to provide additional guarantees or letters of credit totaling $64 million, including future construction loan guarantees of an unconsolidated joint venture totaling $34 million at June 30, 2003.

Asset Dispositions

In the 2003 first quarter, we sold four Homewood Suites by Hilton hotel properties in two separate transactions for total consideration of approximately $40 million.  We will continue to operate three of the hotels under long-term management agreements and we have retained a long-term franchise contract on the fourth hotel.  In addition, we wrote off the value assigned to certain long-term management and franchise agreements that were terminated in the first six months of 2003.  These transactions resulted in a net pre-tax loss of approximately $3 million in the six month period.

Joint Ventures

In the fourth quarter of 2002, we entered into a partnership agreement with CNL Hospitality Properties, Inc. to acquire seven hotel properties.  The partnership acquired the 500-room Doubletree at Lincoln Centre in Dallas, Texas and the 428-room Sheraton El Conquistador Resort and Country Club in Tucson, Arizona in December 2002.  The Tucson property has been converted to the Hilton brand and the Dallas property is in the process of being converted to a Hilton.  In connection with the formation of the joint venture, we contributed approximately $11 million to the partnership in December 2002.

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

Stockholders’ Equity

Dividends paid on common shares were $.02 per share for the three month periods ended June 30, 2002 and 2003 and $.04 per share for the six month periods ended June 30, 2002 and 2003.

Results of Operations

The following discussion presents an analysis of our results of operations for the three and six months ended June 30, 2002 and 2003.  Our operations consist of three reportable segments which are based on similar products or services: Hotel Ownership, Managing and Franchising, and Timeshare.  Our results are significantly affected by occupancy and room rates achieved by hotels, our ability to manage costs, the relative mix of owned, leased, managed and franchised hotels, the number and pricing of timeshare interval sales and the change in the number of available hotel rooms through acquisition, development and disposition.

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

We anticipate that economic and political factors beyond our control will continue to create challenges for the lodging industry and our company.  Soft economic conditions and the uncertain world political situation are expected to impact the recovery of independent business travel, placing continued pressure on room rates.  Higher insurance costs and property taxes, coupled with this rate pressure, are expected to adversely affect margins.  We will continue to focus on areas which we can in part control, including managing our costs, achieving RevPAR premiums in the markets where we operate, building occupancy, adding new units to our family of brands, leveraging technology and delivering outstanding customer service. We believe that our focus on these core strategies, combined with our financial strength, diverse market presence, strong brands, and well-maintained, strategically located properties will enable us to remain competitive.

Comparison of fiscal quarters ended June 30, 2002 and 2003

A summary of our consolidated results for the three months ended June 30, 2002 and 2003 is as follows:

(in millions, except per share amounts)	2002	2003	% Change

Revenue	$1,035	983	(5)%
Operating income	203	164	(19)
Net income	76	54	(29)
Basic EPS	.20	.14	(30)
Diluted EPS	.20	.14	(30)

Overall results in the 2003 second quarter were adversely impacted by business declines related to the conflict in Iraq, as well as continuing pressure on average daily room rates.  Lower rates, together with increased healthcare and other insurance costs, adversely impacted margins in the quarter.  Results in the 2003 second quarter benefited from a combination of lower depreciation and lower interest expense compared to the 2002 second quarter.

Revenue from owned hotels totaled $531 million in the 2003 second quarter, a decrease of seven percent from $572 million in the 2002 second quarter, while total expenses increased two percent to $376 million.  Results at our domestic owned hotels were adversely impacted by reduced travel as a result of the conflict in Iraq and soft demand from business travelers and higher-rated groups, resulting in average daily rate declines in the quarter.  These rate declines impacted RevPAR and, together with decreased food and beverage revenue from group business and increased insurance costs, adversely affected operating results and profitability at our owned hotels.  Our comparable owned hotels also reported a seven percent revenue decline and two percent expense increase during the quarter.  RevPAR for comparable owned properties declined 6.9 percent in the quarter, with occupancy down 2.4 points to 73.6 percent and average daily rate down 3.9 percent to $146.07.  However, solid occupancy levels were achieved at many of our owned hotels, including levels of 75 percent-plus in New York, Boston, Chicago, Honolulu, New Orleans, Phoenix and Santa Barbara, primarily as a result of comparatively strong leisure-oriented business.  The impact to operating results of property dispositions in 2002 and 2003 was partially offset by the May 2002 acquisition of the Hilton Waikoloa Village.

Leased hotel revenue totaled $27 million in the 2003 second quarter, a $3 million decrease compared to the 2002 second quarter, while leased hotel expenses also declined $3 million to $24 million in the 2003 second quarter.  Due to the relatively large size of the lease payments required in a hotel operating lease, the leased properties operate at margins significantly lower than our owned hotels.

Management and franchise fee revenue in the 2003 second quarter increased $1 million to $88 million.  Fee revenue is based primarily on rooms revenue at franchise properties and total operating revenue (and to a lesser extent gross operating profits or cash flow) at managed properties.  Fees from newly opened hotels offset the impact of lower RevPAR, which caused lower comparable base and incentive fees.  Strong leisure demand at the beginning of summer, along with less impact from the Iraq conflict, enabled our focused-service, midscale brands to post generally smaller RevPAR declines when compared to our full-service, urban properties.

Revenue from our timeshare operations (included in other fees and income) totaled $79 million in the 2003 second quarter, equal to the 2002 second quarter, while 2003 second quarter expenses (included in other operating expenses) were $58 million, a $4 million increase from the 2002 period.  Overall timeshare unit sales in the quarter were up nine percent over the 2002 period with strong sales at our new projects in Las Vegas and Orlando.  The average unit sales price increased seven percent across the system during the quarter.  Timeshare revenue and profitability during the quarter were impacted by the required percentage-of-completion method of accounting for our projects in development in Las Vegas and Orlando, and the required lease accounting for the Hilton Club in New York.  Second quarter 2003 results were also adversely impacted by the sale of timeshare receivables in June and November of 2002.

Depreciation and amortization expense decreased $8 million in the second quarter of 2003 to $79 million, primarily due to property sales and one-time depreciation expense adjustments totaling approximately $5 million made at certain properties in the 2003 second quarter.

Results in the 2002 second quarter include a $10 million pre-tax charge for mold remediation efforts at the Hilton Hawaiian Village.

Corporate Activity

Corporate expense increased $6 million in the 2003 second quarter to $19 million.  Our second quarter 2002 corporate expense included a $4 million benefit from the reversal of a reserve for bad debt related to a note receivable that was repaid during the prior year quarter.  Excluding this benefit, corporate expense increased $2 million compared to the 2002 second quarter.

Interest and dividend income decreased $6 million compared with the prior year period.  The decrease reflects the repayment in June 2002 by Park Place of the $300 million 7.375% Senior Notes assumed by Park Place at the time of the spin-off of our gaming business.  As these notes were assumed by Park Place but remained our legal obligation prior to repayment, interest on the notes is reflected as both interest income and interest expense in our 2002 consolidated financial statements.  Interest expense, net of amounts capitalized, decreased $10 million reflecting lower outstanding debt balances and lower interest rates, as well as the aforementioned note repayment by Park Place.

The total pre-tax loss on asset dispositions of $2 million in the second quarter of 2003 represents the write-off of value assigned to certain long-term management and franchise agreements that were terminated during the quarter.  In the second quarter of 2002, we recognized a pre-tax loss of $16 million and a tax benefit of $16 million on the sale of the Harrison Conference Center hotel chain.  Additionally, we recognized approximately $2 million in pre-tax gains on the sale of various timeshare notes receivable, and $1 million in pre-tax losses from writing off the value assigned to management and franchise agreements terminated during the period.

The effective income tax rate for the second quarter of 2003 increased to 37% from 28% in the second quarter of 2002.  The effective rate in the 2002 quarter benefited from the utilization of capital loss tax carryforwards and the reversal of book deferred tax balances no longer required as a result of the sale of our Harrison Conference Center hotel chain in June 2002.  Excluding this benefit, the effective tax rate in the prior year quarter was 37%.  Our effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

Hotel Statistics

RevPAR for U.S. owned hotels and system-wide for the three months ended June 30, 2002 and 2003 is as follows:

	U.S. owned (1) Three months ended June 30,
	2002	2003	% Change
Hilton	$123.25	114.03	(7.5)%
All Other	75.57	73.93	(2.2)
Total	115.56	107.56	(6.9)

(1)               Statistics are for comparable U.S. hotels, and include only hotels in the system as of June 30, 2003 and owned by us since January 1, 2002.

	System-wide (2) Three months ended June 30,
	2002	2003	% Change
Hilton	$93.60	87.88	(6.1)%
Hilton Garden Inn	67.10	65.54	(2.3)
Doubletree	71.58	67.25	(6.0)
Embassy Suites	88.10	84.83	(3.7)
Homewood Suites by Hilton	73.65	71.83	(2.5)
Hampton	56.22	55.05	(2.1)
Other	81.83	55.85	(31.7)

(2)               Statistics are for comparable hotels, and include only hotels in the system as of June 30, 2003 and owned, operated or franchised by us since January 1, 2002.

Comparison of six months ended June 30, 2002 and 2003

A summary of our consolidated results for the six months ended June 30, 2002 and 2003 is as follows:

(in millions, except per share amounts)	2002	2003	% Change

Revenue	$1,956	1,900	(3)%
Operating income	340	250	(26)
Net income	110	63	(43)
Basic EPS	.30	.17	(43)
Diluted EPS	.30	.17	(43)

Results in the 2003 first half were adversely impacted by business declines related to the conflict in Iraq and a continuing soft U.S. economy.  Room rate pressure owing primarily to a shift in business mix from the higher-rated group and independent business travel segments to the more price-sensitive leisure customer also adversely impacted results in the six month period.  Results in the 2003 six month period were also negatively impacted by a pre-tax charge of $17 million related to the impairment of certain equity securities held by us, as well as increased insurance costs.  Results in the 2003 first half benefited from lower depreciation and lower interest expense.  In addition, net income in the 2003 six month period includes a benefit of approximately $4 million from the utilization of capital loss tax carryforwards.

Revenue from owned hotels totaled $1.014 billion in the 2003 first half, a decrease of four percent from $1.053 billion in the 2002 six month period, while total expenses increased five percent to $748 million.  Results at our domestic owned hotels were adversely impacted by the economic downturn in the U.S. and reduced travel as a result of the conflict in Iraq.  Soft demand from business travelers and higher-rated groups resulted in average daily rate declines in the six month period.  These rate declines impacted RevPAR and, together with decreased food and beverage revenue from group business and increased insurance costs, adversely affected operating results and profitability at our owned hotels. Our comparable owned hotels reported a five percent revenue decline and three percent expense increase during the six month period.  RevPAR for comparable owned properties declined 4.8 percent in the first six months, with occupancy down 1.0 point to 70.3 percent and average daily rate down 3.4 percent to $145.95.  However, comparatively solid occupancy levels were achieved at many of our owned hotels, including those in New York, Boston, Honolulu, New Orleans, Phoenix and Santa Barbara, primarily through increased business from leisure customers and lower-rated groups.  The impact to operating results of property dispositions in 2002 and 2003 was partially offset by the May 2002 acquisition of the Hilton Waikoloa Village.

Leased hotel revenue totaled $51 million in the 2003 six month period, an $8 million decrease compared to the 2002 six month period, while leased hotel expenses declined $6 million to $47 million in the first half of 2003.  Results in 2002 benefited from the impact of the 2002 Winter Olympics at our leased property in Salt Lake City, Utah.

Management and franchise fee revenue in the 2003 first half was level with the prior year at $168 million. New hotel openings resulted in  higher fees during the six months, offset by lower comparable base and incentive fees due to RevPAR declines.  Strong leisure demand, along with less impact from the Iraq conflict, enabled our focused-service, midscale brands to post generally smaller RevPAR declines when compared to our full-service, urban properties.

The decrease in other fees and income in 2003 is primarily the result of lower timeshare revenue and lower earnings from unconsolidated affiliates accounted for under the equity method compared to the 2002 six month period.  Revenue from our timeshare operations totaled $154 million, a decrease of $5 million from the 2002 six month period, while expenses in the 2003 first half were $115 million, a $3 million increase from the 2002 period.  Overall timeshare unit sales in the first six months of 2003 were up four percent over the 2002 period.  The average unit sales price increased ten percent across the system during the period.  Timeshare revenue and profitability in the first six months of 2003 were impacted by the required percentage-of-completion method of accounting for our projects in development in Las Vegas and Orlando, and the required lease accounting for the Hilton Club in New York.  First half 2003 results were also adversely impacted by the sale of timeshare receivables in June and November of 2002.

Depreciation and amortization expense decreased $7 million in the first half of 2003 to $165 million, primarily due to property sales and one-time depreciation expense adjustments totaling approximately $5 million made at certain properties in the 2003 second quarter.

Results in the 2003 first half include a $17 million pre-tax charge related to the decline in value of certain equity securities held by us.  The decline in value of the securities was deemed to be other-than-temporary in the 2003 first quarter, thus requiring an earnings charge, primarily based on the length of time the securities had traded below cost.  A $10 million pre-tax charge was recorded in the first half of 2002 related to mold remediation efforts at the Hilton Hawaiian Village.

Corporate Activity

Corporate expense increased $8 million in the 2003 first half to $38 million.  Our 2003 corporate expense includes a $3 million bad debt expense in the 2003 first quarter related to a note receivable that, as a result of certain events in the quarter, was deemed uncollectable.  Corporate expense in the 2002 first half includes a benefit of approximately $4 million related to the reversal of bad debt expense for a partially reserved note receivable that was repaid during the second quarter of 2002.  Excluding these bad debt expense items, corporate expense increased $1 million compared to the 2002 first half.

Interest and dividend income decreased $13 million compared with the prior year period.  The decrease reflects the repayment in June 2002 by Park Place of the $300 million 7.375% Senior Notes assumed by Park Place at the time of the spin-off of our gaming business.  As these notes were assumed by Park Place but remained our legal obligation prior to repayment, interest on the notes is reflected as both interest income and interest expense in our 2002 consolidated financial statements.  Interest expense, net of amounts capitalized, decreased $22 million reflecting lower outstanding debt balances, as well as the aforementioned note repayment by Park Place.

The total pre-tax loss on asset dispositions of $3 million in the first half of 2003 represents the sale of four Homewood Suites by Hilton properties and the write-off of value assigned to certain long-term management and franchise agreements that were terminated during 2003.  In the second quarter of 2002, we recognized a pre-tax loss of $16 million and a tax benefit of $16 million on the sale of the Harrison Conference Center hotel chain.  Additionally, we recognized approximately $2 million in pre-tax gains on the sale of various timeshare notes receivable, and $1 million in pre-tax losses from writing off the value assigned to management and franchise agreements terminated during the six month period.

The effective income tax rate for the first half of 2003 increased to 34% from 32% in the first half of 2002.  The effective rate in the 2003 six month period benefited from the utilization of capital loss tax carryforwards as a result of the transaction with CNL, while the effective rate in the 2002 period benefited from the utilization of capital loss tax carryforwards and the reversal of book deferred tax balances no longer required as a result of the Harrison sale.  Excluding the benefits from the respective periods, the effective tax rate in each six month period was 38%.

Hotel Statistics

RevPAR for U.S. owned hotels and system-wide for the six months ended June 30, 2002 and 2003 is as follows:

	U.S. owned (1) Six months ended June 30,
	2002	2003	% Change
Hilton	$114.13	108.13	(5.3)%
All Other	73.98	73.43	(.7)
Total	107.66	102.53	(4.8)

(1)               Statistics are for comparable U.S. hotels, and include only hotels in the system as of June 30, 2003 and owned by us since January 1, 2002.

	System-wide (2) Six months ended June 30,
	2002	2003	% Change
Hilton	$89.27	84.97	(4.8)%
Hilton Garden Inn	62.62	62.40	(.4)
Doubletree	68.76	65.49	(4.8)
Embassy Suites	85.73	83.34	(2.8)
Homewood Suites by Hilton	70.17	68.37	(2.6)
Hampton	52.13	51.26	(1.7)
Other	74.12	60.33	(18.6)

(2)               Statistics are for comparable hotels, and include only hotels in the system as of June 30, 2003 and owned, operated or franchised by us since January 1, 2002.

Other Matters

New Accounting Standards

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires that guarantees issued after December 31, 2002 are recorded as liabilities at fair value, with the offsetting entry recorded based on the circumstances in which the guarantee was issued.  Adoption of FIN 45 had no impact on our historical financial statements as existing guarantees are not subject to the measurement provisions of FIN 45.  Adoption of FIN 45 for new guarantees did not have a material impact on our financial statements.

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which is effective for the quarter ending September 30, 2003 for variable interest entities (VIEs) created before February 1, 2003.  FIN 46 establishes criteria to identify VIEs and the primary beneficiary of such entities.  Entities that qualify as VIEs must be consolidated by their primary beneficiary.  All other holders of interests in a VIE must disclose the nature, purpose, size and activity of the VIE as well as their maximum exposure to losses as a result of involvement with the VIE.  We are currently evaluating the provisions of FIN 46 as it relates to our various forms of investments.  We expect any disclosure or consolidation requirements will be immaterial.

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

The words “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “projects” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements reflect our current views with respect to future events and financial performance, and are subject to risks and uncertainties, including those identified above under “Results of Operations” and those in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 under the captions “Operations” and “Additional Information,” as well as:

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

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Also, we have investments in certain unconsolidated entities.  As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As required by SEC Rule 13(a) or 15(d), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003, the end of the quarter covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on May 22, 2003 at the Hilton Glendale in Glendale, California.  Approximately 89 percent of the eligible shares were voted.  The following persons were re-elected to our Board of Directors for three-year terms expiring in 2006:  Peter M. George, Barron Hilton, Robert L. Johnson and Sam D. Young, each of whom received approximately 98 percent of the votes cast. The ratification of the appointment of Ernst & Young LLP as our independent auditors for 2003 was also approved by approximately 97 percent of the votes cast.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

31.1                           CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                  Reports on Form 8-K

We filed a Report on Form 8-K, dated July 28, 2003, furnishing information under “Item 9. Regulation FD Disclosure,” with respect to our financial results for the second quarter and six months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILTON HOTELS CORPORATION
(Registrant)

Date: August 13, 2003	/s/ MATTHEW J. HART

Matthew J. Hart
Executive Vice President and Chief Financial Officer

/s/ ROBERT M. LA FORGIA

Robert M. La Forgia
Senior Vice President and Controller
(Chief Accounting Officer)