Form 10-Q
period 2003-09-30
HILTON HOTELS CORP
filed 2003-10-30
CIK 47580

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2003 — Common Stock, $2.50 par value – 379,390,202 shares.

PART I - FINANCIAL INFORMATION

Company or group of companies for which report is filed:

HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1.     FINANCIAL STATEMENTS

Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2002	2003	2002	2003
	(unaudited)		(unaudited)
Revenue
Owned hotels	$502	487	1,555	1,501
Leased hotels	27	28	86	79
Management and franchise fees	83	87	251	255
Other fees and income	88	113	280	299
	700	715	2,172	2,134
Other revenue from managed and franchised properties	234	249	718	730
	934	964	2,890	2,864

Expenses
Owned hotels	365	372	1,080	1,120
Leased hotels	24	25	77	72
Depreciation and amortization	86	84	258	249
Impairment loss and related costs	10	—	20	17
Other operating expenses	71	89	223	243
Corporate expense, net	17	19	47	57
	573	589	1,705	1,758
Other expenses from managed and franchised properties	234	249	718	730
	807	838	2,423	2,488

Operating Income	127	126	467	376

Interest and dividend income	9	6	37	21
Interest expense, net	(78)	(72)	(252)	(224)
Interest expense, net, from unconsolidated affiliates	(5)	(4)	(15)	(13)
Net loss on asset dispositions	(1)	—	(16)	(3)

Income Before Income Taxes and Minority Interest	52	56	221	157
Provision for income taxes	(4)	(21)	(58)	(55)
Minority interest, net	—	(1)	(5)	(5)

Net Income	$48	34	158	97

Basic Earnings Per Share	$.13	.09	.42	.26

Diluted Earnings Per Share	$.13	.09	.42	.25

Hilton Hotels Corporation and Subsidiaries

Consolidated Balance Sheets

(in millions)	December 31, 2002	September 30, 2003
		(unaudited)
ASSETS
Current Assets
Cash and equivalents	$54	115
Accounts receivable, net	294	277
Inventories	139	183
Deferred income taxes	61	63
Current portion of notes receivable, net	16	19
Current portion of long-term receivable	—	325
Other current assets	66	75

Total current assets	630	1,057

Investments, Property and Other Assets
Investments and notes receivable, net	490	551
Long-term receivable	325	—
Property and equipment, net	3,971	3,772
Management and franchise contracts, net	429	396
Leases, net	118	116
Brands	970	970
Goodwill	1,273	1,294
Other assets	142	187

Total investments, property and other assets	7,718	7,286

Total Assets	$8,348	8,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$560	558
Current maturities of long-term debt	11	338
Income taxes payable	4	8

Total current liabilities	575	904

Long-term debt	4,554	4,070
Deferred income taxes and other liabilities	1,166	1,208
Stockholders’ equity	2,053	2,161

Total Liabilities and Stockholders’ Equity	$8,348	8,343

Hilton Hotels Corporation and Subsidiaries

Consolidated Statements of Cash Flow

	Nine Months Ended September 30,

(in millions)	2002	2003
	(unaudited)
Operating Activities
Net income	$158	97
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	258	249
Amortization of loan costs	7	11
Net loss on asset dispositions	16	3
Impairment loss and related costs	20	17
Change in working capital components:
Receivables, inventories and other current assets	19	(19)
Accounts payable and accrued expenses	11	(21)
Income taxes payable	1	4
Change in deferred income taxes	(40)	11
Change in other liabilities	(19)	11
Unconsolidated affiliates’ distributions in excess of earnings	12	11
Other	—	(19)

Net cash provided by operating activities	443	355

Investing Activities
Capital expenditures	(138)	(123)
Additional investments	(121)	(151)
Proceeds from asset dispositions	103	86
Payments received on notes and other	100	80
Acquisitions, net of cash acquired	(71)	—

Net cash used in investing activities	(127)	(108)

Financing Activities
Change in revolving loans	(5)	(240)
Long-term borrowings	—	562
Reduction of long-term debt	(277)	(509)
Issuance of common stock	17	24
Cash dividends	(23)	(23)

Net cash used in financing activities	(288)	(186)

Increase in Cash and Equivalents	28	61
Cash and Equivalents at Beginning of Year	35	54

Cash and Equivalents at End of Period	$63	115

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1: General

The consolidated financial statements presented herein have been prepared by Hilton Hotels Corporation in accordance with the accounting policies described in our 2002 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The consolidated financial statements for the three and nine months ended September 30, 2002 and 2003 are unaudited; however, in the opinion of management, all adjustments (which include normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

Note 2: Earnings Per Share

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  The weighted average number of common shares outstanding totaled 376 million and 373 million for the three and nine months ended September 30, 2002, respectively, and 378 million and 377 million for the three and nine months ended September 30, 2003, respectively.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted.  The dilutive effect of the assumed exercise of stock options and convertible securities increased the weighted average number of common shares by 26 million and 27 million for the three and nine months ended September 30, 2002, respectively, and 7 million and 17 million for the three and nine months ended September 30, 2003, respectively.  In addition, the increase to net income attributable to interest on convertible securities assumed to have not been paid was $3.9 million and $11.6 million for the three and nine months ended September 30, 2002, respectively, and $6.0 million for the nine months ended September 30, 2003.  There was no increase to net income attributable to interest on convertible securities for the three months ended September 30, 2003.  The sum of EPS for the first three quarters in 2003 differs from the year to date EPS and EPS for the nine month period in 2002 differs from the sum of the six month and third quarter EPS due to the required method of computing EPS in the respective periods.

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

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2002	2003	2002	2003
Net income:
As reported	$48	34	158	97
Incremental compensation expense	(5)	(5)	(15)	(13)
As adjusted	$43	29	143	84

Basic earnings per share:
As reported	$.13	.09	.42	.26
As adjusted	$.11	.08	.38	.22

Diluted earnings per share:
As reported	$.13	.09	.42	.25
As adjusted	$.11	.08	.38	.22

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

Note 4: Supplemental Cash Flow Information

	Nine months ended September 30,
	2002	2003
	(in millions )
Cash paid during the period for the following:
Interest, net of amounts capitalized	$205	174
Income taxes	60	34

Note 5: Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
	(in millions)		(in millions)
Net income	$48	34	158	97
Change in unrealized gains and losses, net of tax	(6)	2	(4)	10
Cash flow hedge adjustment, net of tax	(4)	1	(2)	2
Cumulative translation adjustment, net of tax	—	—	1	—
Comprehensive income	$38	37	153	109

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

There were no amounts recognized or reclassified into earnings for the nine months ended September 30, 2002 or 2003 due to hedge ineffectiveness or due to excluding from the assessment of effectiveness any component of the derivatives. We assess on a quarterly basis the effectiveness of our hedges in offsetting the variability in the cash flow or fair value of hedged obligations.

Note 7: New Accounting Standards

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires that guarantees issued after December 31, 2002 be recorded as liabilities at fair value, with the offsetting entry recorded based on the circumstances in which the guarantee was issued.  Adoption of FIN 45 had no impact on our historical consolidated financial statements as existing guarantees are not subject to the measurement provisions of FIN 45.  Adoption of FIN 45 for new guarantees did not have a material impact on our consolidated financial statements.

In December 2002, the FASB issued FAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123.”  This statement provides alternate methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation.  This statement also amends the disclosure requirements of FAS 123 and APB Opinion 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim consolidated financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  We have adopted the disclosure provisions of FAS 148.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which is effective for the quarter ending December 31, 2003 for variable interest entities (VIEs) created before February 1, 2003.  FIN 46 establishes criteria to identify VIEs and the primary beneficiary of such entities.  Entities that qualify as VIEs must be consolidated by their primary beneficiary.  All other holders of interests in a VIE must disclose the nature, purpose, size and activity of the VIE as well as their maximum exposure to losses as a result of involvement with the VIE.  We are currently evaluating the provisions of FIN 46 as it relates to our various forms of investments.  We expect any disclosure or consolidation requirements will be immaterial.

In May 2003, the FASB issued FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which is effective for the quarter ending September 30, 2003 for financial instruments existing at May 31, 2003.  This statement requires three classes of freestanding financial instruments that embody obligations of the issuer to be classified as liabilities at fair value.  Adoption of FAS 150 did not have a material impact on our consolidated financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
	(in millions )		(in millions )
Revenue
Hotel Ownership	$545	534	1,690	1,631
Managing and Franchising	317	336	969	985
Timeshare	72	94	231	248
Total revenue	$934	964	2,890	2,864

Operating Income
Hotel Ownership	$80	71	308	244
Managing and Franchising	71	74	214	215
Timeshare	16	22	62	60
Corporate and other unallocated expenses	(40)	(41)	(117)	(143)
Total operating income	$127	126	467	376

Note 9:  Asset Dispositions

In the 2003 first quarter, we sold four Homewood Suites by Hilton hotel properties in two separate transactions for total consideration of approximately $40 million.  We continue to operate three of the hotels under long-term management agreements and we have retained a long-term franchise contract on the fourth hotel.  In addition, we wrote off the value assigned to certain long-term management and franchise agreements that were terminated in the first nine months of 2003.  These transactions resulted in a net pre-tax loss of approximately $3 million in the 2003 nine month period.

In the second quarter of 2002, we recognized a pre-tax loss of $16 million and a tax benefit of $16 million on the sale of the Harrison Conference Center hotel chain.  Additionally, we recognized approximately $2 million in pre-tax gains on the sale of various timeshare notes receivable, and $2 million in pre-tax losses from writing off the value assigned to management and franchise agreements terminated during the 2002 nine month period.

Note 10:  CNL Joint Venture

In the fourth quarter of 2002, we entered into a partnership agreement with CNL Hospitality Properties, Inc. to acquire seven hotel properties.  The partnership acquired the 500-room Doubletree at Lincoln Centre in Dallas, Texas and the 428-room Sheraton El Conquistador Resort and Country Club in Tucson, Arizona in December 2002.  Both properties have been converted to the Hilton brand.  In connection with the formation of the joint venture, we contributed approximately $11 million to the partnership in December 2002.

In February 2003, we contributed the 437-room Hilton Rye Town in Rye Brook, New York and CNL contributed the 630-room Doubletree Crystal City in Arlington, Virginia to the partnership.  The gain resulting from our contribution of the Hilton Rye Town has been deferred and will be recognized over the life of the long-term management contract retained on the property.  Also in February 2003, the partnership acquired the 257-suite Embassy Suites Santa Clara in Santa Clara, California, the 267-suite Embassy Suites Crystal City in Arlington, Virginia, and the 174-suite Embassy Suites Orlando Airport in Orlando, Florida.  We operate all seven hotels under long-term management contracts and have a 25% ownership interest in the partnership.

In connection with the structuring of the CNL partnership, including our contribution of the Hilton Rye Town, we received a cash distribution totaling approximately $46 million in the 2003 first quarter.  This distribution is included in proceeds from asset dispositions in the accompanying consolidated statements of cash flow.

Note 11:  Impairment Loss and Related Costs

Results in the first nine months of 2003 include a $17 million pre-tax charge in the first quarter related to the decline in value of certain equity securities held by us.  The decline in value of the securities was deemed to be other-than-temporary in the first quarter, thus requiring an earnings charge, primarily based on the length of time the securities had traded below cost.

In the first nine months of 2002, we recorded charges totaling $20 million for mold remediation efforts in certain areas of the Hilton Hawaiian Village.

Note 12: Guarantees

We have established franchise financing programs with third party lenders to support the growth of our Hilton Garden Inn, Homewood Suites by Hilton, Hampton and Embassy Suites hotels.  As of September 30, 2003, we have provided guarantees of $52 million on loans outstanding under the programs.  In addition, we have guaranteed $61 million of debt and other obligations of unconsolidated affiliates and third parties, bringing our total guarantees to $113 million.  Our outstanding guarantees have terms of one to ten years.  We also have commitments under letters of credit totaling $88 million as of September 30, 2003.  We believe it is unlikely that material payments will be required under these agreements.

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

We have also provided performance guarantees to certain owners of hotels which we operate under management contracts.  Most of these guarantees allow us to terminate the contract rather than fund shortfalls if specified performance levels are not achieved.  In limited cases, we are obligated to fund performance shortfalls.  At September 30, 2003, we have two contracts containing performance guarantees with possible cash outlays totaling approximately $215 million through 2012.  We anticipate that the future operating performance levels of these hotels will be substantially achieved; therefore, funding under these guarantees is expected to be limited, although there can be no assurance that this will be the case.  In addition, we do not anticipate losing any significant management contracts in 2003 pursuant to these guarantees.

The liability for potential obligations under our outstanding guarantees totaled approximately $4 million as of September 30, 2003.  Under limited circumstances, we may be obligated to provide additional guarantees or letters of credit totaling $56 million, including future construction loan guarantees of an unconsolidated joint venture totaling $26 million at September 30, 2003.

Note 13: Long-Term Debt

In June 1998, we entered into a five-year $500 million revolving credit facility to acquire the remaining 50% interest in the Hilton Hawaiian Village.  In May 2003, this facility was repaid and the commitment was extinguished.

In April 2003, we sold $500 million of 3.375% Convertible Senior Notes due 2023 in a private placement transaction.  In May 2003, the initial purchasers of these notes exercised their option to purchase an additional $75 million of notes, bringing the total sale to $575 million.  The notes are convertible into shares of our common stock at an initial conversion price of $22.50 per share of common stock, upon the occurrence of certain events.  We used the net proceeds from the offering to redeem our 5% Convertible Subordinated Notes due 2006 and to repay indebtedness under our existing revolving credit facility.  We have filed a registration statement with the Securities and Exchange Commission registering the notes and underlying convertible securities for resale.

In August 2003, we established a new five-year revolving credit facility in the amount of $1 billion, with an option to increase the size of the facility by an additional $250 million.  This facility replaced our $1.2 billion revolving facility which was set to expire in November 2004 and our $150 million 364-day revolving facility which was set to expire in November 2003.  As of September 30, 2003, $430 million of borrowings were outstanding under the $1 billion revolver.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are engaged in the ownership, management and development of hotels, resorts and timeshare properties and the franchising of lodging properties.  At September 30, 2003, our system contained 2,157 properties totaling approximately 345,000 rooms worldwide.  Our brands include Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Hampton, Homewood Suites by Hilton and Conrad.  In addition, we develop and operate timeshare resorts through Hilton Grand Vacations Company and its related entities. We are also engaged in various other activities related or incidental to the operation of hotels.

The number of properties and rooms at September 30, 2003 by brand and by type are as follows:

Brand	Properties	Rooms
Hilton	229	87,113
Hilton Garden Inn	175	23,959
Doubletree	157	41,509
Embassy Suites	173	42,301
Homewood Suites by Hilton	129	14,621
Hampton	1,250	126,994
Other	16	5,355
Timeshare	28	3,289
Total	2,157	345,141

Type	Properties	Rooms
Owned (1)	58	33,606
Leased	7	2,644
Joint Venture	66	19,884
	131	56,134
Managed	194	48,886
Franchised	1,804	236,832
	1,998	285,718
Timeshare	28	3,289
Total	2,157	345,141

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

Development and Capital Spending

Overview

We intend to grow our hotel system primarily through franchising and the addition of management contracts, which require little or no capital investment.  In addition, we will continue to invest in capital improvements and select projects at our owned hotels and we may seek to acquire hotel properties on a strategic and selective basis.  We also intend to continue investing in the development of timeshare properties.

During the first nine months of 2003, we added a total of 88 properties with approximately 11,300 rooms to our portfolio.  A total of 15 properties with approximately 3,300 rooms were removed from our system during the same period.  We expect to add approximately 112 hotels with 15,000 rooms to our system in 2003, with Hampton and Hilton Garden Inn accounting for approximately two-thirds of the new development.  Conversions from outside our family of brands to one of our brands are expected to account for approximately 15 percent of the unit growth.  Virtually all of the growth is expected to be through franchising and management agreements.

Our brand growth strategy continues to benefit from the significant market share premiums most of our brands command over their respective competitive sets.  With 100 representing a brand’s fair share of the market, our brands (according to Smith Travel Research) posted revenue per available room (RevPAR) index numbers as follows for the first eight months of 2003: Embassy Suites, 126.2; Homewood Suites by Hilton, 119.9; Hampton Inn, 117.7; Hilton Garden Inn, 114.2; Hilton, 108.9; and Doubletree, 99.8.

In addition, in August 2003, three of our brands earned first place awards from J.D. Power & Associates for customer satisfaction: Embassy Suites in the upscale category (the fifth consecutive win for that brand), Hilton Garden Inn in the mid-priced category (its second win in as many years of eligibility) and Homewood Suites by Hilton in the extended stay category.

We believe the continued strong performance of our brands has enabled us to significantly enhance our development pipeline versus our industry competitors.  In October 2003, Lodging Econometrics noted that for the first time Hilton has more rooms in the active U.S. development pipeline than any other company.

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

In total, we anticipate spending approximately $350 million on capital expenditures in 2003, which includes $165 million for routine improvements and technology, $110 million on timeshare projects, $40 million on hotel special projects and $35 million at the Hilton Hawaiian Village related to mold remediation.  Routine improvements include expenditures for equipment, fixtures and wall and floor coverings.  Expenditures required to complete our capital spending programs will be financed through available cash flow and general corporate borrowings.

We will continue to review our owned hotel portfolio for potential repositioning or re-branding opportunities and may seek to sell certain assets (see “Liquidity and Capital Resources – Asset Dispositions”).

Owned Hotels

Capital expenditures during the first nine months of 2003 totaled $123 million, consisting primarily of routine improvements and technology capital expenditures as well as capital expenditures related to the mold remediation efforts at the Hilton Hawaiian Village.  The Kalia Tower at the Hilton Hawaiian Village successfully reopened to guests in September 2003 (see “Development and Capital Spending – Timeshare”).

Despite the current difficult operating environment, we expect to continue to make appropriate capital expenditures to maintain our owned assets and improve technology at our properties.  Our technology improvements include Hilton’s proprietary OnQ system, which is a single technology platform that links our brands and hotels to enhance customer service and loyalty and to maximize operational efficiencies.  The OnQ system is on track for installation at virtually all of our 2,100-plus hotels by year-end 2003.

Management and Franchise Contracts

The total property additions in the first nine months of 2003 included 84 franchised properties and three managed properties owned by third parties.  Included in these additions are 16 properties which, due in part to the market share leadership of our brands and the challenging environment for many hotel operators, were converted to our family of brands in the period.  The 16 conversions included one Hilton, one Hilton Garden Inn, one Homewood Suites by Hilton, eight Doubletree and five Hampton properties.  The Doubletree conversions include four franchised properties in Tennessee converted from an independent brand in September 2003, and the first Doubletree hotel in Canada, a 433-room property at Toronto Airport.

Additions in the first nine months of 2003 include the first Hampton Inn in Manhattan, with a total of five Hampton Inns expected to open in New York City by 2005, and the opening of the 512-suite Embassy Suites Niagara Falls in Ontario, Canada.  New openings also include the Conrad Bangkok in Bangkok, Thailand.  Pursuant to a joint venture with Hilton International, new Conrad managed hotels are scheduled to open in Miami, Florida in January 2004, Bali, Indonesia in February 2004 and Phuket, Thailand in November 2004.

In addition, during 2003 we secured the management contract for the 426-room Hilton Cancun Beach & Golf Resort in Mexico, previously a Hilton franchised hotel.  We also announced an agreement to convert the former Adam’s Mark hotel in Memphis to a 408-room Hilton in 2004 following a major renovation.  New Hilton managed convention hotels are on track to open in Houston, Texas in December 2003, Austin, Texas in February 2004 and Omaha, Nebraska in April 2004.

Timeshare

We are currently developing new timeshare projects in Las Vegas, Nevada; Orlando, Florida; and Honolulu, Hawaii.  The Las Vegas project, located at the north end of the Las Vegas Strip, has 283 units in its first phase, which opened on October 29, 2003.  In Orlando, the new project will have 96 units in its first two phases, with phase one scheduled for completion in February 2004 and phase two scheduled for completion in May 2004.  In Honolulu, we are converting six floors of the Kalia Tower at the Hilton Hawaiian Village into 72 timeshare units, which are scheduled for completion in December 2003.  The total construction cost for phase one at the new Las Vegas property, phases one and two at the new Orlando property and the 72-unit Kalia Tower conversion is estimated to be $170 million, of which an estimated $95 million will be spent in 2003.

Capital expenditures associated with our timeshare operations during the first nine months of 2003 totaled $70 million.  The capital expenditures associated with our non-lease timeshare products are reflected as inventory until the timeshare intervals are sold.  We also provide financing to the buyers of our timeshare intervals.  During the first nine months of 2003, we issued approximately $130 million of loans related to timeshare financings, which comprised the majority of our additional investments totaling $151 million. Principal collections on timeshare notes during the same period totaled approximately $73 million.

Distribution Strategy

In April 2003, we announced an integrated strategy related to electronic and on-line distribution.  The strategy includes new brand standards stating that, while each hotel will establish its own room rates, each hotel is required to offer such rates consistently across all designated distribution channels, including our proprietary websites, Hilton Reservations Worldwide call centers, Global Distribution Systems / travel agents, and through hotels directly.  In addition, enhancements to our major brand websites have been implemented as part of the strategy.

Liquidity and Capital Resources

Overview

Net cash provided by operating activities totaled $443 million and $355 million for the nine months ended September 30, 2002 and 2003, respectively.  The decrease in 2003 was primarily the result of lower operating results.  Net cash used in investing activities was $127 million for the first nine months of 2002 and $108 million for the first nine months of 2003.  The decrease in cash used in investing activities was primarily due to the absence of acquisition activity in 2003 in comparison to the acquisition of the Hilton Waikoloa Village in May 2002, partially offset by the increased volume of timeshare notes issued between comparable periods.  Net cash used in financing activities totaled $288 million for the first nine months of 2002 and $186 million for the first nine months of 2003.  The decrease in cash used in financing activities is the result of higher levels of debt repayment in the 2002 period.

Cash and equivalents totaled $115 million at September 30, 2003, an increase of $61 million from December 31, 2002.  We believe that our operating cash flow, available borrowings under our revolving credit facilities and our ability to obtain additional financing through various financial markets are sufficient to meet our liquidity needs (see “Liquidity and Capital Resources – Financing”).  Any projections of future financial needs and sources of working capital are subject to uncertainty.  See “Results of Operations” and “Forward-Looking Statements” for further discussion of conditions that could adversely affect our estimates of future financial needs and sources of working capital.

Financing

In June 1998, we entered into a five-year $500 million revolving credit facility to acquire the remaining 50% interest in the Hilton Hawaiian Village.  In May 2003, this facility was repaid and the commitment was extinguished.

In August 2003, we established a new five-year revolving credit facility in the amount of $1 billion, with an option to increase the size of the facility by an additional $250 million.  This facility replaced our $1.2 billion revolving facility which was set to expire in November 2004 and our $150 million 364-day revolving facility which was set to expire in November 2003, and the commitment under these facilities was extinguished.  As of September 30, 2003, $430 million of borrowings were outstanding under the $1 billion revolver.  Total revolving debt capacity of approximately $400 million was available to us at September 30, 2003.

In April 2003, we sold $500 million of 3.375% Convertible Senior Notes due 2023 in a private placement transaction.  In May 2003, the initial purchasers of these notes exercised their option to purchase an additional $75 million of notes, bringing the total sale to $575 million.  The notes are convertible into shares of our common stock at an initial conversion price of $22.50 per share of common stock, upon the occurrence of certain events.  We used the net proceeds from the offering to redeem our 5% Convertible Subordinated Notes due 2006 and to repay indebtedness under our existing revolving credit facility.  We have filed a registration statement with the Securities and Exchange Commission registering the notes and underlying convertible securities for resale.

In October 1997, we filed a shelf registration statement with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities.  At September 30, 2003, available financing under the shelf totaled $825 million.  The terms of any additional securities offered under the shelf, or any other securities we may issue in any private placement transaction, will be determined by market conditions at the time of issuance.

In connection with the spin-off in 1998 of our gaming business to a new corporation named Park Place Entertainment Corporation, Park Place assumed and agreed to pay 100% of the amount of each payment required to be made by us under the terms of the indentures governing our $325 million 7% Senior Notes due 2004.  Because these notes remain our legal obligation, they are included in our debt balance and a receivable from Park Place in an equal amount is included in our consolidated balance sheets.  As of September 30, 2003, these notes are classified in the accompanying balance sheet as current maturities of long-term debt with the offsetting receivable classified in current assets.  We are obligated to make any payment Park Place fails to make under these notes.

As of September 30, 2003, approximately 23% of our long-term debt (excluding the Park Place allocated debt and including the impact of interest rate swaps) was floating rate debt.

The following table summarizes our significant contractual obligations as of September 30, 2003, including long-term debt and operating lease commitments:

		Payments Due by Period
Contractual Obligations (in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years

Long-term debt	$4,408	338	27	1,339	2,704
Operating leases	801	37	71	64	629
Total contractual obligations	$5,209	375	98	1,403	3,333

Development Financing and Other Commercial Commitments

The following table summarizes our development financing and other commercial commitments as of September 30, 2003:

		Expirations by Period
Commercial Commitments (in millions)	Total Amounts Committed	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years

Letters of credit	$88	88	—	—	—
Guarantees	113	39	31	35	8
Total commercial commitments	$201	127	31	35	8

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

We have also provided performance guarantees to certain owners of hotels which we operate under management contracts.  Most of these guarantees allow us to terminate the contract rather than fund shortfalls if specified performance levels are not achieved.  In limited cases, we are obligated to fund performance shortfalls.  At September 30, 2003, we have two contracts containing performance guarantees with possible cash outlays totaling approximately $215 million through 2012.  We anticipate that the future operating performance levels of these hotels will be substantially achieved; therefore, funding under these guarantees is expected to be limited, although there can be no assurance that this will be the case.  In addition, we do not anticipate losing any significant management contracts in 2003 pursuant to these guarantees.

Under limited circumstances, we may be obligated to provide additional guarantees or letters of credit totaling $56 million, including future construction loan guarantees of an unconsolidated joint venture totaling $26 million at September 30, 2003.

Asset Dispositions

In the 2003 first quarter, we sold four Homewood Suites by Hilton hotel properties in two separate transactions for total consideration of approximately $40 million.  We will continue to operate three of the hotels under long-term management agreements and we have retained a long-term franchise contract on the fourth hotel.  In addition, we wrote off the value assigned to certain long-term management and franchise agreements that were terminated in the first nine months of 2003.  These transactions resulted in a net pre-tax loss of approximately $3 million in the 2003 nine month period.

Joint Ventures

In the fourth quarter of 2002, we entered into a partnership agreement with CNL Hospitality Properties, Inc. to acquire seven hotel properties.  The partnership acquired the 500-room Doubletree at Lincoln Centre in Dallas, Texas and the 428-room Sheraton El Conquistador Resort and Country Club in Tucson, Arizona in December 2002.  Both properties have been converted to the Hilton brand.  In connection with the formation of the joint venture, we contributed approximately $11 million to the partnership in December 2002.

In February 2003, we contributed the 437-room Hilton Rye Town in Rye Brook, New York and CNL contributed the 630-room Doubletree Crystal City in Arlington, Virginia to the partnership.  The gain resulting from our contribution of the Hilton Rye Town has been deferred and will be recognized over the life of the long-term management contract retained on the property.  Also in February 2003, the partnership acquired the 257-suite Embassy Suites Santa Clara in Santa Clara, California, the 267-suite Embassy Suites Crystal City in Arlington, Virginia, and the 174-suite Embassy Suites Orlando Airport in Orlando, Florida.  We operate all seven hotels under long-term management contracts and have a 25% ownership interest in the partnership.

In connection with the structuring of the CNL partnership, including our contribution of the Hilton Rye Town, we received a cash distribution totaling approximately $46 million in the 2003 first quarter.  This distribution is reflected as proceeds from asset dispositions in the accompanying consolidated statements of cash flow.

Stockholders’ Equity

Dividends paid on common shares were $.02 per share for the three month periods ended September 30, 2002 and 2003 and $.06 per share for the nine month periods ended September 30, 2002 and 2003.

Results of Operations

The following discussion presents an analysis of our results of operations for the three and nine months ended September 30, 2002 and 2003.  Our operations consist of three reportable segments which are based on similar products or services: Hotel Ownership, Managing and Franchising, and Timeshare.  Our results are significantly affected by occupancy and room rates achieved by hotels, our ability to manage costs, the relative mix of owned, leased, managed and franchised hotels, the number and pricing of timeshare interval sales and the change in the number of available hotel rooms through acquisition, development and disposition.

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

Comparison of fiscal quarters ended September 30, 2002 and 2003

A summary of our consolidated results for the three months ended September 30, 2002 and 2003 is as follows:

(in millions, except per share amounts)	2002	2003	% Change

Revenue	$934	964	3%
Operating income	127	126	(1)
Net income	48	34	(29)
Basic EPS	.13	.09	(31)
Diluted EPS	.13	.09	(31)

Results in the 2003 third quarter were adversely impacted by continuing pressure on room rates.  Lower rates, together with increased healthcare and insurance costs and property taxes, adversely impacted margins in the quarter.  Results in the 2003 third quarter benefited from a combination of increased management and franchise fees and strong results from our timeshare business.  Results in the prior year third quarter benefited from the utilization of capital loss tax carryforwards and were negatively impacted by mold remediation costs in certain areas of the Hilton Hawaiian Village.

Revenue from owned hotels totaled $487 million in the 2003 third quarter, a decrease of three percent from $502 million in the 2002 third quarter, while total expenses increased two percent to $372 million.  Results at our domestic owned hotels were adversely impacted by relative weakness in group and business transient demand, partially mitigated by strong leisure travel during the summer months, resulting in average daily rate declines in the quarter.  These rate declines impacted RevPAR and, together with decreased food and beverage and other hotel revenues, as well as increased insurance and healthcare costs and property taxes, adversely affected operating results and profitability at our owned hotels.  Our comparable owned hotels also reported a two percent revenue decline and three percent expense increase during the quarter.  RevPAR for comparable owned properties declined 1.9 percent in the quarter, with occupancy relatively flat at 73.6 percent and average daily rate down 1.8 percent to $139.03.  However, solid occupancy levels were achieved at many of our owned hotels, including levels of 75 percent-plus in New York, Chicago, San Diego, Santa Barbara, Minneapolis and Anchorage, as well as both Honolulu and Waikoloa, Hawaii, primarily as a result of comparatively strong leisure-oriented business.  San Francisco, while improving, remains a sluggish market.

Leased hotel revenue totaled $28 million in the 2003 third quarter, a $1 million increase compared to the 2002 third quarter, while leased hotel expenses also increased $1 million to $25 million in the 2003 third quarter.  Due to the relatively large size of the lease payments required in a hotel operating lease, the leased properties operate at margins significantly lower than our owned hotels.

Management and franchise fee revenue in the 2003 third quarter increased $4 million over the prior year quarter to $87 million.  Fee revenue is based primarily on rooms revenue at franchised properties and total operating revenue (and to a lesser extent gross operating profits or cash flow) at managed properties.  Strong leisure demand during summer enabled our focused-service, midscale brands, including Hampton, Hilton Garden Inn and Homewood Suites by Hilton, to post RevPAR increases for the quarter.  The increase in management and franchise fees in the quarter reflects the RevPAR increases at franchised hotels and the addition of new franchised units.

Revenue from our timeshare operations (included in other fees and income) totaled $94 million in the 2003 third quarter, compared to $72 million in the 2002 third quarter, an increase of 31 percent.  Timeshare expenses for the 2003 third quarter (included in other operating expenses) were $71 million, compared to $52 million in the 2002 third quarter.  Overall timeshare unit sales in the quarter were up nine percent over the 2002 period with strong sales at our new projects in Las Vegas and Orlando.  The average unit sales price increased five percent across the system during the quarter.  Margins in the quarter were lower primarily due to a shift in the sales mix across the company’s various projects.  Specifically, we sold less (as a percentage of total sales) of our highly profitable Hawaii project in the 2003 quarter than we did in the prior year quarter.  Timeshare revenue and profitability during the quarter were also impacted by the required lease accounting for the Hilton Club in New York and the sale of timeshare receivables in 2002.

Depreciation and amortization expense decreased $2 million in the third quarter of 2003 to $84 million, primarily due to property sales.

Results in the 2002 third quarter include a $10 million pre-tax charge for mold remediation efforts in certain areas of the Hilton Hawaiian Village, which is included in impairment loss and related costs in the accompanying consolidated statements of income.

Corporate Activity

Interest and dividend income decreased $3 million compared with the prior year period.  The decrease reflects a lower average level of outstanding notes receivable.  Interest expense, net of amounts capitalized, decreased $6 million reflecting lower outstanding debt balances.

The total pre-tax loss on asset dispositions of $1 million in the third quarter of 2002 represents the write-off of value assigned to certain long-term management and franchise agreements that were terminated during the quarter.

The effective income tax rate for the third quarter of 2003 increased to 38% from 8% in the third quarter of 2002.  The tax provision in the 2003 third quarter includes a write-off of an unutilized deferred tax asset resulting from a September stock option exercise.  This charge was substantially offset by the benefit of a settlement, reached in August, relating to a tax liability associated with a prior year tax return.  The effective rate in the 2002 quarter reflects the impact of a $16 million reduction in our valuation allowance for capital loss tax carryforwards due to higher than expected utilization of these carryforwards on our 2001 Federal tax return filed in September 2002.  The reduction in the valuation allowance resulted in a corresponding reduction in the provision for income taxes.  Excluding the impact of the carryforward utilization, the effective tax rate for the 2002 third quarter was approximately 38%.  Our effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

Hotel Statistics

RevPAR for U.S. owned hotels and system-wide for the three months ended September 30, 2002 and 2003 is as follows:

	U.S. owned (1)
	Three months ended September 30,
	2002	2003	% Change
Hilton	$110.17	107.76	(2.2)%
All other	74.11	74.05	(.1)
Total	104.35	102.33	(1.9)

(1)	Statistics are for comparable U.S. hotels, and include only hotels in the system as of September 30, 2003 and owned by us since January 1, 2002.

	System-wide (2)
	Three months ended September 30,
	2002	2003	% Change
Hilton	$85.92	84.95	(1.1)%
Hilton Garden Inn	65.84	67.83	3.0
Doubletree	68.37	66.68	(2.5)
Embassy Suites	85.51	85.34	(.2)
Homewood Suites by Hilton	71.63	72.34	1.0
Hampton	56.35	56.90	1.0
Other	77.69	81.93	5.5

(2)	Statistics are for comparable hotels, and include only hotels in the system as of September 30, 2003 and owned, operated or franchised by us since January 1, 2002.

Comparison of nine months ended September 30, 2002 and 2003

A summary of our consolidated results for the nine months ended September 30, 2002 and 2003 is as follows:

(in millions, except per share amounts)	2002	2003	% Change

Revenue	$2,890	2,864	(1)%
Operating income	467	376	(19)
Net income	158	97	(39)
Basic EPS	.42	.26	(38)
Diluted EPS	.42	.25	(40)

Results in the 2003 first nine months were adversely impacted by business declines related to a continuing soft U.S. economy and the conflict in Iraq.  Room rate pressure owing primarily to a shift in business mix from the higher-rated group and independent business travel segments to the more price-sensitive leisure customer also adversely impacted results in the nine month period.  Results in 2003 were also negatively impacted by increased healthcare and insurance costs, while results benefited from lower interest expense.

Revenue from owned hotels totaled $1.501 billion in the 2003 first nine months, a decrease of three percent from $1.555 billion in the 2002 period, while total expenses increased four percent to $1.12 billion.  Results at our domestic owned hotels were adversely impacted by the economic downturn in the U.S. and reduced travel as a result of the conflict in Iraq.  Soft demand from business travelers and higher-rated groups resulted in average daily rate declines in the nine month period.  These rate declines impacted RevPAR and, together with decreased food and beverage revenue from group business and increased insurance, healthcare and property tax costs, adversely affected operating results and profitability at our owned hotels.  Our comparable owned hotels reported a four percent revenue decline and three percent expense increase during the nine month period.  RevPAR for comparable owned properties declined 3.8 percent in the first nine months, with occupancy down from 72.1 percent to 71.4 percent and average daily rate down 2.9 percent to $143.54.  However, comparatively solid occupancy levels were achieved at many of our owned hotels, including those in New York, Santa Barbara, Honolulu and Waikoloa, primarily through increased business from leisure customers and lower-rated groups.  The impact to operating results of property dispositions in 2002 and 2003 was partially offset by the May 2002 acquisition of the Hilton Waikoloa Village.

Leased hotel revenue totaled $79 million in the 2003 nine month period, a $7 million decrease compared to the 2002 nine month period, while leased hotel expenses declined $5 million to $72 million in the first nine months of 2003.  The impact of the 2002 Winter Olympics benefited the 2002 results at our leased property in Salt Lake City, Utah.

Management and franchise fee revenue in the 2003 first nine months increased $4 million over the prior year to $255 million.  New hotel openings resulted in higher fees during the nine months, partially offset by lower comparable base and incentive fees due to RevPAR declines.  Strong leisure demand, along with less impact from the Iraq conflict in our “drive-to” markets, enabled our focused-service, midscale brands to post generally smaller RevPAR declines (or in the case of Hilton Garden Inn, post a RevPAR gain for the comparable period) when compared to our full-service, urban properties.

The increase in other fees and income in 2003 is primarily the result of increased timeshare revenue compared to the 2002 nine month period.  Revenue from our timeshare operations totaled $248 million, an increase of $17 million from the 2002 nine month period, while expenses in the 2003 first nine months were $185 million, a $22 million increase from the 2002 period.  Overall timeshare unit sales in the first nine months of 2003 were up six percent over the 2002 period.  The average unit sales price increased nine percent across the system during the period.  Timeshare revenue and profitability in the first nine months of 2003 were impacted by the required lease accounting for the Hilton Club in New York and the sale of timeshare receivables in 2002.

Depreciation and amortization expense decreased $9 million in the first nine months of 2003 to $249 million, primarily due to property sales and one-time depreciation expense adjustments totaling approximately $5 million made at certain properties in the 2003 second quarter.

Results in the 2003 first nine months include a $17 million pre-tax charge related to the decline in value of certain equity securities held by us.  The decline in value of the securities was deemed to be other-than-temporary in the 2003 first quarter, thus requiring an earnings charge, primarily based on the length of time the securities had traded below cost.  A $20 million pre-tax charge was recorded in the first nine months of 2002 related to mold remediation efforts in certain areas of the Hilton Hawaiian Village.

Corporate Activity

Corporate expense increased $10 million in the 2003 nine month period to $57 million.  Our 2003 corporate expense includes a $3 million bad debt expense in the 2003 first quarter related to a note receivable that, as a result of certain events in the quarter, was deemed uncollectable.  Corporate expense in the 2002 nine month period includes a benefit of approximately $4 million related to the reversal of bad debt expense for a partially reserved note receivable that was repaid during the second quarter of 2002.  Excluding these bad debt expense items, corporate expense increased $3 million, primarily due to higher legal costs compared to the 2002 period.

Interest and dividend income decreased $16 million compared with the prior year period.  The decrease reflects the repayment in June 2002 by Park Place of the $300 million 7.375% Senior Notes assumed by Park Place at the time of the spin-off of our gaming business.  As these notes were assumed by Park Place but remained our legal obligation prior to repayment, interest on the notes is reflected as both interest income and interest expense in our 2002 consolidated financial statements.  The decrease also reflects a lower level of notes receivable outstanding.  Interest expense, net of amounts capitalized, decreased $28 million reflecting lower outstanding debt balances, as well as the aforementioned note repayment by Park Place.

The total pre-tax loss on asset dispositions of $3 million in the first nine months of 2003 represents the sale of four Homewood Suites by Hilton properties and the write-off of value assigned to certain long-term management and franchise agreements that were terminated during 2003.  In the second quarter of 2002, we recognized a pre-tax loss of $16 million and a tax benefit of $16 million on the sale of the Harrison Conference Center hotel chain.  Additionally, we recognized approximately $2 million in pre-tax gains on the sale of various timeshare notes receivable, offset by $2 million in pre-tax losses from writing off the value assigned to management and franchise agreements terminated during the nine month period.

The effective income tax rate for the first nine months of 2003 increased to 35% from 26% in the first nine months of 2002.  The effective rate in the 2003 nine month period benefited from the utilization of capital loss tax carryforwards as a result of the transaction with CNL, while the effective rate in the 2002 period benefited from the utilization of capital loss tax carryforwards and the reversal of book deferred tax balances no longer required as a result of the Harrison sale.  Excluding the benefits from the respective periods, the effective tax rate for both the 2002 and 2003 nine month periods was 38%.

Hotel Statistics

RevPAR for U.S. owned hotels and system-wide for the nine months ended September 30, 2002 and 2003 is as follows:

	U.S. owned (1)
	Nine months ended September 30,
	2002	2003	% Change
Hilton	$112.80	108.01	(4.2)%
All other	74.02	73.64	(.5)
Total	106.54	102.47	(3.8)

(1)	Statistics are for comparable U.S. hotels, and include only hotels in the system as of September 30, 2003 and owned by us since January 1, 2002.

	System-wide (2)
	Nine months ended September 30,
	2002	2003	% Change
Hilton	$88.15	84.96	(3.6)%
Hilton Garden Inn	63.70	64.23	.8
Doubletree	69.18	66.29	(4.2)
Embassy Suites	85.65	84.01	(1.9)
Homewood Suites by Hilton	70.66	69.70	(1.4)
Hampton	53.54	53.15	(.7)
Other	75.33	67.61	(10.2)

(2)	Statistics are for comparable hotels, and include only hotels in the system as of September 30, 2003 and owned, operated or franchised by us since January 1, 2002.

Other Matters

New Accounting Standards

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires that guarantees issued after December 31, 2002 be recorded as liabilities at fair value, with the offsetting entry recorded based on the circumstances in which the guarantee was issued.  Adoption of FIN 45 had no impact on our historical consolidated financial statements as existing guarantees are not subject to the measurement provisions of FIN 45.  Adoption of FIN 45 for new guarantees did not have a material impact on our consolidated financial statements.

In December 2002, the FASB issued FAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123.”  This statement provides alternate methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation.  This statement also amends the disclosure requirements of FAS 123 and Accounting Principles Board Opinion 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim consolidated financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  We have adopted the disclosure provisions of FAS 148.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which is effective for the quarter ending December 31, 2003 for variable interest entities (VIEs) created before February 1, 2003.  FIN 46 establishes criteria to identify VIEs and the primary beneficiary of such entities.  Entities that qualify as VIEs must be consolidated by their primary beneficiary.  All other holders of interests in a VIE must disclose the nature, purpose, size and activity of the VIE as well as their maximum exposure to losses as a result of involvement with the VIE.  We are currently evaluating the provisions of FIN 46 as it relates to our various forms of investments.  We expect any disclosure or consolidation requirements will be immaterial.

In May 2003, the FASB issued FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which is effective for the quarter ending September 30, 2003 for financial instruments existing at May 31, 2003.  This statement requires three classes of freestanding financial instruments that embody obligations of the issuer to be classified as liabilities at fair value.  Adoption of FAS 150 did not have a material impact on our consolidated financial statements.

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

•                                          the effects of actual and threatened terrorist attacks and international conflicts and their impact on domestic and international travel, including a potentially marked decrease in travel in connection with military action;

•                                          the impact of severe acute respiratory syndrome, or “SARS,” and other outbreaks of infectious diseases, on travel and the demand for hotel rooms and timeshare intervals;

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

As required by SEC Rule 13a -15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003, the end of the quarter covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

4.1                                 Five Year Credit Agreement, dated as of August 29, 2003, among Hilton Hotels Corporation, Bank of America, N.A., as administrative agent, and the financial institutions signatory thereto.

10.1                           Agreement, dated as of September 10, 2003, between Stephen F. Bollenbach and Hilton Hotels Corporation.

31.1                           CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                  Reports on Form 8-K

We filed a Report on Form 8-K, dated September 11, 2003, under “Item 5. Other Events and Regulation FD Disclosure,” containing our press release with respect to a stock option exercise and hold by the Company’s CEO.

We filed a Report on Form 8-K, dated October 22, 2003, filing information under “Item 5. Other Events” and furnishing information under “Item 12. Disclosure of Results of Operations and Financial Condition,” with respect to our financial results for the third quarter and nine months ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILTON HOTELS CORPORATION
(Registrant)

Date: October 30, 2003	/s/ MATTHEW J. HART
Matthew J. Hart
Executive Vice President and Chief Financial Officer

/s/ ROBERT M. LA FORGIA
Robert M. La Forgia
Senior Vice President and Controller
(Chief Accounting Officer)