Form 10-K
period 2003-12-31
HILTON HOTELS CORP
filed 2004-03-11
CIK 47580

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

        Based upon the June 30, 2003, New York Stock Exchange closing price of $12.79 per share, the aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant was approximately $4.5 billion. There were 377,302,886 and 381,468,001 shares of Common Stock outstanding as of June 30, 2003 and February 27, 2004, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III.

i

PART II		20
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	20
Rights Agreement		20
Item 6.	Selected Financial Data	21
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Overview		22
Critical Accounting Policies and Estimates		23
Development and Capital Spending		24
Liquidity and Capital Resources		26
Off-Balance Sheet Arrangements		32
Results of Operations		33
Other Matters		39
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 8.	Financial Statements and Supplementary Data	42
Consolidated Statements of Income		42
Consolidated Balance Sheets		43
Consolidated Statements of Cash Flow		44
Consolidated Statements of Stockholders' Equity		45
Notes to Consolidated Financial Statements		46
Report of Independent Auditors		71
Predecessor Auditor's Report		72
Supplementary Financial Information		73
Five Year Summary		74
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	75
Item 9A.	Controls and Procedures	75

ii

PART III		75
Item 10.	Directors and Executive Officers of the Registrant	75
Item 11.	Executive Compensation	75
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	76
Item 13.	Certain Relationships and Related Transactions	76
Item 14.	Principal Accountant Fees and Services	76
PART IV		76
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	76
(a) Index to Financial Statements		76
(b) Reports on Form 8-K		76
(c) Exhibits		76
Signatures		77
Index to Exhibits		78

iii

PART I

Item 1. Business

GENERAL INFORMATION

Current Operations

        Hilton Hotels Corporation is engaged, together with its subsidiaries, in the ownership, management and development of hotels, resorts and timeshare properties and the franchising of lodging properties. As of December 31, 2003, our system contained 2,173 properties, totaling over 348,000 rooms. Of such properties, we owned an interest in and operated 122 hotels, leased seven hotels, managed 206 hotels owned by others and franchised 1,808 hotels owned and operated by third parties. Also included in the number of properties in our system are 30 timeshare properties which we managed or franchised. All of these properties are located in the United States, with the exception of 15 hotels which we own an interest in and/or manage and 50 hotels which we franchise.

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

Recent Developments

  Hotel Properties

  •
  In December 2003 and March 2004, we sold the Embassy Suites Tucson and the Doubletree La Posada—Scottsdale in Arizona, respectively, in two separate transactions for net proceeds of approximately $31 million. We retained management of the Scottsdale property and have a long-term franchise agreement for the Tucson property.

  •
  In December 2003, we commenced management of the Hilton Americas-Houston and the Hilton Austin, which are new, downtown convention hotels in Texas. We also have an agreement to manage the Hilton Omaha, which is a downtown convention hotel in Nebraska expected to open in April 2004.

  •
  In December 2003, we completed a transaction in which we formed a partnership with CNL Hospitality Corp. which then acquired the Capital Hilton and the Hilton La Jolla Torrey Pines, which properties had been wholly owned by us. We have a 25% interest in the partnership and manage both properties under long-term agreements.

  •
  In February 2003, we completed a transaction in which we formed a partnership with CNL Hospitality Corp. that has since acquired seven hotel properties, including the Hilton Rye Town which was wholly owned by us. We have a 25% interest in the partnership and manage each of these properties under long-term agreements.

  •
  In February 2003, we sold four Homewood Suites by Hilton properties in two separate transactions for approximately $40 million. We retained long-term management agreements for three of these properties and a long-term franchise agreement for the remaining property.

  Timeshare Properties

  •
  In December 2003, we completed the conversion of six floors of the Kalia Tower at the Hilton Hawaiian Village into 72 timeshare units.

  •
  In October 2003, we opened the first phase of a new timeshare resort in Las Vegas, Nevada. In February 2004, we opened the first phase of a new timeshare resort in Orlando, Florida.

  Financing Transactions

  •
  In August 2003, we entered into a new $1 billion five-year revolving credit facility, with an option to increase the size of the facility by an additional $250 million. This facility replaced our $1.2 billion five-year revolving credit facility which was set to expire in November 2004 and our $150 million 364-day revolving credit facility which was set to expire in November 2003.

  •
  In the second quarter of 2003, we sold $575 million of 3.375% Convertible Senior Notes due 2023 in a private placement transaction, the proceeds of which were used to redeem in full our 5% Convertible Subordinated Notes due 2006 and to repay indebtedness under our existing revolving credit facility.

  Additional Information

        For a description of our planned expansion activities, see "Operations—Development." For additional information, see "Development and Capital Spending" under Item 7.

Promus Acquisition

        On November 30, 1999, we consummated our acquisition of Promus Hotel Corporation ("Promus") through the merger of Promus into a wholly owned subsidiary of Hilton (the "Promus Acquisition"). As a result of the Promus Acquisition, we added over 1,450 properties representing over 200,000 rooms to our hotel system, along with a complementary portfolio of hotel brand names including Doubletree, Embassy Suites, Hampton, Homewood Suites, Red Lion and Harrison Conference Centers. We sold our interest in the Red Lion and Harrison Conference Center brands in 2001 and 2002, respectively. The Promus Acquisition has created a more diversified and balanced income stream by increasing the percentage of revenue that we derive from management and franchise fees, both of which require little or no ongoing capital investment by us.

Separation of Gaming Business

        On December 31, 1998, we completed a spin-off that split our operations into two independent public corporations, one for conducting our hotel business and one for conducting our gaming business. Hilton retained ownership of the hotel business. We transferred the gaming business to a new corporation named Park Place Entertainment Corporation (subsequently renamed Caesars Entertainment, Inc.), and distributed the stock of Park Place to our stockholders on a one-for-one basis.

Industry Segments

        We operate in three reportable business segments which are based on similar products or services: Hotel Ownership; Managing and Franchising; and Timeshare. For additional information, see "Segment Information" in the Notes to Consolidated Financial Statements under Item 8.

        As of December 31, 2003, we managed (and in some cases, partially owned) hotel properties in Belgium, Egypt, England, Hong Kong, Ireland, Mexico, Puerto Rico, Singapore, Thailand and Turkey. We also franchised hotel properties in Canada, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Peru, Puerto Rico and Venezuela. To date, the amounts of revenues, operating profits and identifiable assets attributable to geographic areas outside the United States have not been material.

OPERATIONS

Hotel Properties

  Owned Hotels

        As of December 31, 2003, we owned a majority or controlling financial interest in and operated 55 hotels, representing 32,526 rooms. The owned hotels include some of our largest and most profitable hotels, including:

  •
  the 1,425-room Waldorf=Astoria;

  •
  the 1,980-room Hilton New York;

  •
  the 2,860-room Hilton Hawaiian Village;

  •
  the 1,240-room Hilton Waikoloa Village;

  •
  the 1,907-room Hilton San Francisco;

  •
  the 1,544-room Hilton Chicago;

  •
  the 1,639-room Palmer House Hilton;

  •
  the 1,119-room Hilton Washington; and

  •
  the 1,616-room Hilton New Orleans Riverside.

        We lease the land upon which 10 of our owned hotels are located. The expiration dates of the leases range up to 2044, with certain leases containing renewal options for 30 to 40 years. Under these leases, we own the buildings, leasehold improvements and all furniture and equipment; we are responsible for repairs, maintenance, operating expenses and lease rentals; and we retain complete managerial discretion over operations. Lease terms generally require us to pay a fixed monthly base rent and may require us to pay additional rent based on a percentage of revenue or income from the hotel. Upon the expiration of such leases, the buildings and other leasehold improvements presently owned by us revert to the landlords. For additional information, see "Leases" in the Notes to Consolidated Financial Statements under Item 8.

  Leased Hotels

        As of December 31, 2003, we leased seven hotels, representing 2,643 rooms. Under these leases, we lease the hotel from its owner, manage the hotel and are generally responsible for all aspects of the hotel's operations and recognize all revenues and substantially all expenses associated with the hotel's operations. Although, in general, replacement of furniture, fixtures and equipment is the landlord's responsibility, we are obligated under certain leases to maintain and replace these items. Lease terms typically require us to pay a fixed monthly base rent regardless of the performance of the hotel and a variable rent based on a percentage of revenue or income.

  Joint Ventures

        As of December 31, 2003, we had a minority or non-controlling financial interest in and operated 67 hotels, representing 20,556 rooms. These hotels are owned by joint ventures in which we own a minority or non-controlling interest. We have a right of first refusal to purchase additional equity interests in certain of these joint ventures. We manage each of the hotels for the joint venture entity owning the hotel. For additional information, see "Alliances" below.

  Managed Hotels

        As of December 31, 2003, we managed 206 hotels, representing 52,088 rooms, which are wholly owned by others. Under our standard management agreement, we operate a hotel for the benefit of its owner, which either owns or leases the hotel and the associated personal property. Our management fee is generally based on a percentage of each hotel's gross revenue plus, in the majority of properties, an incentive fee based on operating performance. The terms of our management agreements are for various periods and generally contain renewal options, subject to certain termination rights.

        In general, under our management agreements all operating and other expenses are paid by the owner and we are reimbursed for our out-of-pocket expenses. In turn, our managerial discretion is subject to approval by the owner in most major areas, including the approval of capital expenditure budgets.

  Franchise Hotels

        As of December 31, 2003, we franchised 1,808 hotels, representing 237,026 rooms, which are owned and operated by third parties. In general, franchisees pay us an initial fee based on the number of rooms in a franchise hotel and a continuing fee based on a percentage of the hotel's rooms revenue, which may be up to 5% of rooms revenue depending on the brand. Although we do not directly participate in the management or operation of franchise hotels, we conduct periodic inspections to ensure that our standards are maintained and render advice with respect to hotel operations. We generally approve the plans for, and the location of, franchise hotels and assist in their design.

Hotel Brands

        We operate hotels through our brands described below, which target a wide variety of markets and geographic areas. According to data from Smith Travel Research, in 2003, our Hilton, Hilton Garden Inn, Embassy Suites, Homewood Suites by Hilton and Hampton brands all commanded significant market share premiums in the system-wide RevPAR (rooms revenue divided by the number of available rooms) index, which represents the share of RevPAR these properties attain versus their respective competitive sets. See "Development and Capital Spending" under Item 7.

  Hilton

        Hilton hotels are our upscale, full-service hotels that typically include swimming pools, gift shops and retail facilities, meeting and banquet facilities, restaurants and lounges, room service, parking facilities and other services. The Hilton brand also includes Hilton Suites hotels which are upscale, extended stay all-suite hotels. As of December 31, 2003, there were 230 Hilton hotels, representing 89,012 rooms, located in 37 states, the District of Columbia, Canada and Mexico. As of December 31, 2003, four Hilton hotels were under construction, of which three will be franchise hotels and one will be a managed hotel.

  Hilton Garden Inn

        Hilton Garden Inn hotels are our upper mid-market, limited service hotels that utilize a modular design constructed around a courtyard containing an indoor or outdoor swimming pool. In 2003, the Hilton Garden Inn brand earned the first place J.D. Power Award for "Highest Customer Satisfaction" in its category for a second consecutive year. As of December 31, 2003, there were 183 Hilton Garden Inn hotels, representing 25,010 rooms, located in 38 states, the District of Columbia, Canada and Mexico. As of December 31, 2003, 40 Hilton Garden Inn hotels were under construction, of which 38 will be franchise hotels and two will be managed hotels.

  Doubletree

        Doubletree hotels are our full-service hotels in the mid-market to upscale hotel category. The Doubletree brand also includes the Doubletree Guest Suites all-suite hotels and the moderately priced Doubletree Club hotels. As of December 31, 2003, there were 155 Doubletree hotels, representing 40,614 rooms, located in 38 states, the District of Columbia, Canada and Latin America. As of December 31, 2003, two Doubletree hotels were under construction, both of which will be franchise hotels.

  Embassy Suites

        Embassy Suites are our upscale, all-suite hotels that feature two-room guest suites with a separate living room and dining/work area and a complimentary cooked-to-order breakfast. Most Embassy Suites hotels are built around a landscaped atrium. In 2003, the Embassy Suites brand earned the first place J.D. Power Award for "Highest Customer Satisfaction" in its category for a fifth consecutive year, a first in the history of the J.D. Power Award in the lodging category. As of December 31, 2003, there were 174 Embassy Suites, representing 42,553 rooms, located in 37 states, the District of Columbia, Canada, Dominican Republic, Puerto Rico and Latin America. As of December 31, 2003, six Embassy Suites hotels were under construction, of which five will be franchise hotels and one will be a managed hotel.

  Homewood Suites by Hilton

        Homewood Suites by Hilton are our upscale, extended stay hotels that feature residential style accommodations including business centers, swimming pools, convenience stores and limited meeting facilities. In 2003, the Homewood Suites by Hilton brand earned the first place J.D. Power Award for "Highest Customer Satisfaction" in its category. As of December 31, 2003, there were 130 Homewood Suites, representing 14,760 rooms, located in 36 states, the District of Columbia and Canada. As of December 31, 2003, 15 Homewood Suites hotels were under construction, all of which will be franchise hotels.

  Hampton

        Hampton Inn hotels are our moderately priced hotels with limited food and beverage facilities. The Hampton brand also includes Hampton Inn & Suites hotels which offer both traditional hotel room accommodations and apartment style suites within one property. As of December 31, 2003, there were 1,255 Hampton hotels, representing 127,543 rooms, located in 49 states, Canada, Puerto Rico and Latin America. As of December 31, 2003, 66 Hampton hotels were under construction, of which 65 will be franchise hotels and one will be a managed hotel.

  Other Brands

        In addition to our hotel brands described above, as of December 31, 2003, 16 hotels, representing 5,347 rooms, were operated under our Conrad brand, described below, or under third party brands pursuant to contractual arrangements.

  •
  Conrad. Conrad hotels are our upscale, full-service hotels located primarily outside the United States. As of December 31, 2003, we managed, and in some cases partially owned, 11 Conrad hotels, representing 3,902 rooms, located in Belgium, Egypt, England, Hong Kong, Ireland, Singapore, Thailand and Turkey. Future development of Conrad hotels is subject to our agreements with Hilton Group plc. See "Alliances—Hilton Group" and "Territorial Restrictions" below.

Timeshare Operations

        We conduct our timeshare operations through Hilton Grand Vacations Company and its related entities ("HGVC"), which we wholly own. As of December 31, 2003, HGVC operated 18 timeshare resorts in Florida, three in each of Nevada and Hawaii, and one in each of Colorado and New York. We also manage two timeshare resorts and franchise two resorts in the United States under the Embassy Vacation Resort name. In addition, HGVC operates the HGVClub, a points-based reservation and exchange system with 31 affiliated timeshare resorts.

Development

  Hotel Properties

        We intend to grow our hotel system primarily through franchising and the addition of management contracts, which require little or no capital investment. We will also continue to invest in capital improvements at our owned hotels. In addition, we may seek to acquire ownership interests in hotel properties on a strategic and selective basis, either directly or through investments in joint ventures. See "Alliances" below.

        During 2003, we added a total of 116 properties, representing 16,585 rooms, to our portfolio. A total of 27 properties, representing 5,218 rooms, were removed from our system in 2003. We expect to add approximately 115 to 130 hotels with approximately 15,000 to 17,000 rooms to our system in 2004, with Hampton and Hilton Garden Inn accounting for most of the new development. Substantially all of this growth is expected to be through franchise and management agreements.

        Total property additions to our system in 2003 included 107 franchise properties and six managed properties owned by third parties. These additions included 22 properties which, due in part to the market share leadership of our brands and the challenging environment for many hotel operators, were converted to our family of brands in 2003. The 22 conversions included nine Doubletrees, eight Hamptons, three Hilton Garden Inns, one Homewood Suites by Hilton and one Hilton. The Doubletree conversions included four franchised properties in Tennessee converted from an independent brand and the first Doubletree hotel in Canada, a 433-room property at Toronto Airport. Additions in 2003 included the first Hampton Inn in Manhattan, with a total of five Hampton Inns expected to open in New York City by 2005, and the opening of the 512-suite Embassy Suites Niagara Falls in Ontario, Canada.

        In addition, during 2003 we secured the management contract for the 426-room Hilton Cancun Beach & Golf Resort in Mexico, previously a Hilton franchise hotel. We also announced an agreement to convert the former Adam's Mark hotel in Memphis to a 408-room Hilton in March 2004 following a major renovation. In December 2003, we opened two new Hilton managed convention hotels in Texas, the Hilton Americas-Houston and the Hilton Austin, with another managed convention hotel, the Hilton Omaha in Nebraska, scheduled to open in April 2004. For information regarding development of Conrad properties, see "Alliances—Hilton Group" below.

        Our ability to grow the number of managed and franchised hotels is affected by the factors set forth under "Additional Information—Business Risks" and "—Forward-Looking Statements," including national and regional economic conditions; the effects of actual and threatened terrorist attacks and international conflicts; credit availability; relationships with franchisees and owners; and competition from other hotel brands.

  Timeshare Properties

        HGVC has recently opened or is currently developing the following projects:

  •
  In December 2003, HGVC completed the conversion of six floors of the Kalia Tower at the Hilton Hawaiian Village into 72 timeshare units.

  •
  HGVC is developing a new timeshare resort located at the north end of the Las Vegas Strip in Las Vegas, Nevada. Phase one of this project, consisting of 283 units, opened in October 2003.

  •
  HGVC is developing a new timeshare resort in Orlando, Florida, with 96 units in its first two phases. Phase one opened in February 2004 and phase two is scheduled for completion in May 2004.

        HGVC is actively seeking new management, development and acquisition opportunities in other destination resort locations. For additional information, see "Summary of Significant Accounting Policies—Revenue Recognition" in the Notes to Consolidated Financial Statements under Item 8.

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

        In 2000, we announced the formation of a joint venture company with Hilton Group to expand the Conrad brand of luxury hotels on a worldwide basis. The joint venture company, which is owned 50% by each of Hilton and HI, seeks to develop the Conrad brand primarily through management contracts, the construction of new hotels requiring modest investment by the joint venture partners and through the conversion of existing hotels to the Conrad brand. We have renamed the Towers portion of the Waldorf=Astoria as the Waldorf Towers, a Conrad Hotel. We have entered into an agreement to manage the Conrad Miami in Florida on behalf of the joint venture, which is expected to open in April 2004 and will be the first freestanding Conrad hotel in North America.

        Development of additional international hotels by us under the "Hilton" and "Conrad" names is subject to our alliance agreements with Hilton Group. See "Territorial Restrictions." Pursuant to the joint venture with Hilton Group, management agreements have been entered into to operate the following international hotels: (i) the newly built Conrad Bali in Indonesia, which opened in March 2004; and (ii) the Conrad Phuket in Thailand (formerly the Panwalsuri Resort & Spa), which is scheduled to convert to the Conrad brand in March 2005. We also continue to manage and retain our ownership interest, if any, in the Conrad hotels we operated prior to formation of the joint venture. See "Hotel Brands—Other Brands—Conrad."

  CNL Joint Ventures

        Since 2001, we have entered into three separate joint venture partnerships with CNL Hospitality Corp. ("CNL"). In December 2003, we formed a partnership with CNL that has acquired the 544-room Capital Hilton in Washington, D.C. and the 394-room Hilton La Jolla Torrey Pines outside of San Diego, California, which properties we wholly owned at the time. We have a 25% interest in the partnership and manage both properties under long-term agreements.

        In February 2003, we completed a transaction in which we formed a partnership with CNL that has since acquired the following properties: the 500-room Doubletree at Lincoln Centre in Dallas, Texas; the 428-room Sheraton El Conquistador Resort and Country Club in Tucson, Arizona; the 437-room Hilton Rye Town in New York; the 630-room Doubletree Crystal City in Virginia; the 267-suite Embassy Suites Crystal City in Virginia; the 257-suite Embassy Suites Santa Clara in California; and the 174-suite Embassy Suites Orlando Airport in Florida. The Dallas and Tucson properties have been converted to the Hilton brand. We contributed the Hilton Rye Town to the partnership, CNL contributed the Doubletree Crystal City and the partnership acquired the remaining properties. We have a 25% interest in this partnership and manage each of the seven hotel properties under long-term agreements.

        In 2001, we formed a partnership with CNL that owns four hotel properties: the 500-room Hilton Miami Airport in Florida; the 276-suite Embassy Suites Portland in Oregon; the 484-room Hilton Costa Mesa in California; and the 224-suite Hilton Suites Auburn Hills in Michigan. We contributed the Embassy Suites Portland and the Hilton Suites Auburn Hills and CNL contributed the Hilton Miami Airport and the Hilton Costa Mesa to the partnership. We have a 30% interest in this partnership and manage each of the four hotel properties under long-term agreements.

  FelCor

        As of December 31, 2003, FelCor Lodging Trust Inc. ("FelCor") owned or had an interest in 74 of our hotels and we owned approximately 1.5 million shares of FelCor common stock, representing approximately 2% of FelCor's outstanding common stock.

Development Financing

        We have established franchise financing programs with third party lenders to support the growth of our Hilton Garden Inn, Homewood Suites by Hilton, Hampton and Embassy Suites hotels. As of December 31, 2003, we have provided guarantees of $50 million on loans outstanding under these programs. In addition, we have guaranteed $69 million of debt and other obligations of unconsolidated affiliates and third parties, bringing our total guarantees to $119 million. Our outstanding guarantees have terms of one to nine years. We also have commitments under letters of credit totaling $87 million as of December 31, 2003. We believe it is unlikely that material payments will be required under these agreements. See "Liquidity and Capital Resources" under Item 7.

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

Potential Acquisitions

        We continue to evaluate acquisition opportunities and may, from time to time, negotiate to engage in a business combination transaction or other acquisition. However, there is no assurance that we will engage in any such transactions.

Property Transactions

        We continue to evaluate our portfolio of owned assets and may seek to sell certain assets from time to time. See "General Information—Recent Developments—Hotel Properties" for a description of certain properties we sold in 2003 and 2004. In addition, we will continue to review our owned hotel portfolio for potential repositioning or rebranding opportunities.

Statistical Information

        The following table sets forth certain system-wide information for our properties with respect to the number of properties and rooms as of December 31, 2002 and 2003:

					Change in Number of
	2002 Number of		2003 Number of
Brand
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Hilton
Owned	39	28,985	36	27,496	(3)	(1,489)
Leased	1	499	1	499	—	—
Joint Venture	6	2,291	10	4,177	4	1,886
Managed	17	10,601	24	14,103	7	3,502
Franchised	168	45,334	159	42,737	(9)	(2,597)

Total	231	87,710	230	89,012	(1)	1,302
Hilton Garden Inn
Owned	1	162	1	162	—	—
Joint Venture	2	280	2	280	—	—
Managed	—	—	3	391	3	391
Franchised	158	21,655	177	24,177	19	2,522

Total	161	22,097	183	25,010	22	2,913
Doubletree
Owned	9	3,156	9	3,156	—	—
Leased	6	2,151	6	2,144	—	(7)
Joint Venture	30	8,541	25	7,427	(5)	(1,114)
Managed	57	15,702	44	11,585	(13)	(4,117)
Franchised	52	11,792	71	16,302	19	4,510

Total	154	41,342	155	40,614	1	(728)
Embassy Suites
Owned	5	1,023	4	881	(1)	(142)
Joint Venture	24	6,581	27	7,279	3	698
Managed	61	15,589	54	14,136	(7)	(1,453)
Franchised	79	17,949	89	20,257	10	2,308

Total	169	41,142	174	42,553	5	1,411
Homewood Suites by Hilton
Owned	7	905	3	398	(4)	(507)
Managed	30	3,605	36	4,304	6	699
Franchised	84	9.218	91	10,058	7	840

Total	121	13,728	130	14,760	9	1,032
Hampton
Owned	1	133	1	133	—	—
Managed	25	3,268	34	4,323	9	1,055
Franchised	1,180	119,640	1,220	123,087	40	3,447

Total	1,206	123,041	1,255	127,543	49	4,502
Timeshare	27	3,117	30	3,644	3	527
Other(1)
Owned	1	300	1	300	—	—
Joint Venture	3	1,400	3	1,393	—	(7)
Managed	11	3,239	11	3,246	—	7
Franchised	—	—	1	408	1	408

Total	15	4,939	16	5,347	1	408
Total
Owned	63	34,664	55	32,526	(8)	(2,138)
Leased	7	2,650	7	2,643	—	(7)
Joint Venture	65	19,093	67	20,556	2	1,463
Managed	201	52,004	206	52,088	5	84
Franchised	1,721	225,588	1,808	237,026	87	11,438
Timeshare	27	3,117	30	3,644	3	527

TOTAL PROPERTIES	2,084	337,116	2,173	348,483	89	11,367

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

        The following table sets forth certain system-wide information for our hotels with respect to occupancy rates, average room rates and revenue per available room ("RevPAR") for the fiscal years ended December 31, 2002 and 2003:

	2002(1)	2003(1)	%/pt Change
Hilton
Occupancy	68.0%	67.4%	(0.6	)pts
Average rate	$127.42	$125.24	(1.7)%
RevPAR(2)	$86.64	$84.36	(2.6)%
Hilton Garden Inn
Occupancy	64.7%	66.3%	1.6	pts
Average rate	$96.41	$95.03	(1.4)%
RevPAR(2)	$62.34	$63.02	1.1%
Doubletree
Occupancy	66.1%	65.0%	(1.1	)pts
Average rate	$102.53	$100.47	(2.0)%
RevPAR(2)	$67.73	$65.32	(3.6)%
Embassy Suites
Occupancy	68.9%	69.1%	0.2	pts
Average rate	$120.86	$118.94	(1.6)%
RevPAR(2)	$83.32	$82.24	(1.3)%
Homewood Suites by Hilton
Occupancy	72.5%	72.5%	—	pts
Average rate	$94.88	$93.95	(1.0)%
RevPAR(2)	$68.75	$68.14	(0.9)%
Hampton
Occupancy	66.8%	66.2%	(0.6	)pts
Average rate	$77.68	$78.22	0.7%
RevPAR(2)	$51.85	$51.75	(0.2)%
Other(3)
Occupancy	61.3%	57.2%	(4.1	)pts
Average rate	$124.87	$127.70	2.3%
RevPAR(2)	$76.49	$73.00	(4.6)%

(1)
Statistics are for comparable hotels, and include only those hotels in our system as of December 31, 2003 and owned, operated or franchised by us since January 1, 2002.

(2)
RevPAR is equal to rooms revenue divided by the number of available rooms.

(3)
Includes properties operated under our Conrad brand and properties operated under third party brands pursuant to contractual arrangements.

        For additional information regarding our hotel brands, see "Hotel Brands" above.

        The following table sets forth certain system-wide statistical information for our hotels by geographic region as of and for the year ended December 31, 2003:

Regions	Properties	Rooms	Occupancy	Room Rate	RevPAR
Owned or Operated Hotels:
Pacific/Mountain	99	36,328	68.5%	$121.83	$83.46
North Central	42	13,477	66.3	121.27	80.42
South Central	67	17,592	63.9	108.04	69.02
New England/Middle Atlantic	36	13,783	73.8	162.63	120.02
South Atlantic	76	21,457	70.6	120.53	85.09
International	15	5,176	59.0	127.80	75.46

Total	335	107,813	68.2	125.35	85.51

Franchise Hotels	1,808	237,026	66.2	89.14	59.03

        In the table above, statistics are for comparable hotels, and include only those hotels in our system as of December 31, 2003 and owned, operated or franchised by us since January 1, 2002. For additional information regarding our number of properties, number of available rooms and statistical information, see "Supplementary Financial Information" and "Five Year Summary" under Item 8.

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

Reservation System

        Hilton Reservations Worldwide, LLC ("HRW") oversees and operates a computerized, worldwide reservation system for hotels owned, operated or franchised by Hilton, Hilton Group, our respective affiliates and others. Hilton and Hilton Group each own a 50% interest in HRW. The domestic HRW reservation agents utilize an automated system that enables them to cross-sell among all of our hotel brands which has benefited, and which we expect will continue to benefit, all of our hotel brands.

HHonors

        Under the alliance agreements we entered into with Hilton Group, Hilton and Hilton Group each own a 50% interest in the Hilton HHonors Worldwide, LLC guest loyalty program ("HHonors"). HHonors includes the Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Homewood Suites by Hilton, Hampton and Conrad brands, as well as brands operated by Hilton Group. Members of the HHonors program earn points based on their spending at most of the hotel properties operated or franchised by us and Hilton Group. HHonors accumulates and tracks points on the member's behalf and fulfills the awards upon request. Points can be redeemed for hotel stays at participating properties, and for a variety of other awards such as airline tickets, cruises and car rentals. We expect HHonors to continue to have a positive impact on our brands. See "Summary of Significant Accounting Policies—Hilton HHonors" in the Notes to Consolidated Financial Statements under Item 8.

Technology and Distribution

        We operate the Hilton worldwide internet website (www.hiltonworldwide.com) and our various hotel brand websites which provide cost effective customer service, including online hotel reservations and HHonors enrollment. We also provide various business, technology and information services for our hotel guests.

        In 2003, we introduced our proprietary OnQ system, which is a single technology platform that links our brands and hotels to enhance customer service and loyalty, as well as maximize operational efficiencies. The OnQ system has been installed at substantially all of the hotels in our system.

        In April 2003, we announced an integrated strategy related to electronic and on-line distribution of rooms in our system. The strategy provides for new brand standards that permit each hotel to establish its own room rates, but requires the hotel to offer such rates consistently across all designated distribution channels, including our proprietary websites, HRW call centers, Global Distribution Systems/travel agents, and through the hotel directly. In addition, we have implemented enhancements to our major brand websites as part of the strategy.

        In December 2003, we introduced the "Our Best Rates. Guaranteed." program which offers a price-matching guarantee that is designed to encourage customers to book their reservations through the above referenced distribution channels. We believe that this program, along with enhancements to our branded websites, has contributed to significantly increased numbers of transactions on our proprietary websites.

Trademarks

        The following trademarks used herein are owned by us and are registered as trademarks in the United States and in certain foreign countries: Doubletree®, Doubletree Club Hotel®, Doubletree Guest Suites®, Embassy Suites Hotels®, Embassy Vacation Resort®, Hampton®, Hampton Inn®, Hampton Inn & Suites®, HGVClub®, Hilton®, Hilton Garden Inn®, Hilton Grand Vacations Club®, Hilton Hawaiian Village®, Homewood Suites by Hilton®, Palmer House® and Waldorf=Astoria®. The Conrad® trademark is owned by Conrad Hospitality, LLC, of which Hilton and Hilton Group each own a 50% interest. The HHonors®, Senior HHonors®, Double Dip®, Double Dipping®, and Points & Miles® trademarks are owned by Hilton HHonors Worldwide, LLC. We consider all of these marks, and the associated name recognition, to be valuable to our business. See "Summary of Significant Accounting Policies—Brands" in the Notes to Consolidated Financial Statements under Item 8.

Marketing

        Our hotel properties offer multiple product lines to a broad range of customers in many geographic markets. Our properties include full-service and limited service hotels in urban, airport, resort and suburban locations, as well as timeshare resorts.

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

Business Risks

        We are subject to all of the operating risks common in the lodging and timeshare industries.    Our results are significantly affected by occupancy and room rates achieved by hotels, our ability to manage costs, the relative mix of owned, leased, managed and franchised hotels, the number and pricing of timeshare interval sales and the change in the number of available hotel rooms through acquisition, development and disposition. Our results are also impacted by, among other things, the factors identified below and under "Forward—Looking Statements." Any of these factors or conditions could adversely impact hotel room demand and pricing, which could limit our ability to pass through operating cost increases in the form of higher room rates. Additionally, our ability to manage costs could be adversely impacted by increases in energy, healthcare, insurance and other operating expenses, resulting in lower operating margins. Increases in transportation and fuel costs, changes in exchange rates or sustained recessionary periods in the U.S. (affecting domestic travel) and internationally (affecting inbound travel from abroad) could also unfavorably impact future results.

        Economic conditions may continue to negatively impact our results.    We anticipate that economic factors beyond our control will continue to create challenges for the lodging industry and us. Any continuation of the soft economic conditions that existed during 2003 could impact the recovery of independent business travel, which would place pressure on room rates. Certain markets, including San Francisco/San Jose and Chicago, are expected to be difficult in 2004. Cost increases in healthcare, insurance and property taxes are also expected to continue to put pressure on margins.

        We may have disputes with the owners of hotels we manage.    For our managed hotels, we have the responsibility to manage each hotel at a level consistent with the standard set forth in the relevant management agreement. Such provisions vary in scope and may be subject to differing interpretations. In the ordinary course of business, we encounter disagreements with the owners of our managed hotels as to whether the duties in our management agreements have been satisfied. To the extent that such conflicts arise, we seek to resolve them by negotiation with the relevant parties. In the event that such resolution cannot be achieved, litigation may result in damages or other remedies against us. Such remedies could include termination of the right to manage the relevant property. No assurance can be given that we will be able to negotiate successfully or otherwise resolve such conflicts in each instance.

        We must compete for management, franchise and timeshare agreements, which may require loans or guarantees.    The terms of our management, franchise and timeshare agreements are influenced by contract terms offered by our competitors at the time such agreements are entered into. Accordingly, we cannot assure you that contracts we enter into or renew in the future will be on terms that are as favorable to us as those under existing agreements. In connection with entering into these contracts, we may become obligated to make loans or guarantee the obligations of third parties. Weaker performance, in particular as a result of a soft economy, could give rise to losses under these loans and guarantees.

        Internet reservation channels could impact our results.    Some of our hotel rooms are booked through internet travel intermediaries. If these bookings continue to increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. We believe that the aim of such intermediaries is to have consumers develop loyalties to their reservation systems rather than to our lodging brands. Although we expect most of our business to continue to be derived from traditional channels, if the amount of sales made through internet intermediaries increases significantly, this could adversely affect the rates we are able to charge for hotel rooms, and our business and profitability may be significantly harmed.

        We derive a significant portion of our earnings from certain owned hotels.    We derived over one-half of our revenue in 2003 from the operations of our owned hotels. A significant portion of these revenues were derived from our large convention hotels located in major U.S. cities. See "Operations—Hotel Properties—Owned Hotels." Soft economic conditions in any of the markets where these properties are located and reduced business travel could adversely affect our results from these properties and, therefore, our overall financial results. Our owned properties are also subject to risks that generally relate to investments in real estate, including changes in zoning and tax laws and the relative illiquidity of real estate compared to other investments. If our owned properties do not generate sufficient revenues to meet operating expenses, including debt service and capital expenditures, our income will be adversely affected.

        Investing through joint ventures decreases our ability to manage risk.    We have from time to time invested, and expect to continue to invest, in joint ventures. These joint ventures include three partnerships we have recently formed with CNL Hospitality Corp., as described under "Operations—Alliances—CNL Joint Ventures." Joint venturers often have shared control over the operation of the joint venture assets. Therefore, joint venture investments may involve risks such as the possibility that the co-venturer in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Consequently, actions by a co-venturer might subject hotels owned by the joint venture to additional risk. Additionally, we may be unable to take action without the approval of our joint venture partners, or our joint venture partners could take actions binding on the joint venture without our consent.

        Our timeshare business is subject to extensive regulation.    We develop, manage, market and sell timeshare intervals, which generally entitle the buyer to occupy a fully-furnished unit for a one-week period on either an annual or an alternative-year basis. We also provide financing to purchasers of timeshare intervals. Certain of these activities are subject to extensive state regulation in both the state in which the property is located and the states in which property is marketed and sold, as well as Federal regulation of certain marketing practices. In addition, the laws of most states in which we sell timeshare intervals grant the purchaser a unilateral right to rescind the purchase contract within a statutory rescission period. Although we believe that we are in material compliance with all applicable Federal, state and local laws and regulations to which timeshare properties, marketing, sales and operations are currently subject, changes in these requirements such as the recent changes under the Federal telemarketing regulations, or a determination by a regulatory authority that we were not in compliance, could adversely affect us.

        Risks relating to acts of God, terrorist activity and war.    Our financial and operating performance may be adversely affected by acts of God, such as natural disasters, in locations where we own and/or operate significant properties. Some types of losses, such as from earthquake, hurricane, terrorism and environmental hazards may be either uninsurable or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Similarly, wars (including the potential for war) and terrorist activity (including threats of terrorist activity), as well as geopolitical uncertainty and international conflict, which impact domestic and international travel, have caused in the past, and may cause in the future, our results to differ materially from anticipated results.

        In addition, see the cautionary factors set forth under "Competition" and "Environmental Matters" below.

Forward-Looking Statements

        Forward-looking statements in this report, including without limitation, those set forth under the captions "Operations—Development Financing," "—Territorial Restrictions," "—Potential Acquisitions" and "—Property Transactions" and "Additional Information—Reservation System," "—HHonors," "—Competition," "—Environmental Matters" and "—Regulation and Licensing,", "Properties," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

        The words "believes," "anticipates," "expects," "intends," "plans," "estimates," "projects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to risks and uncertainties, including those identified under "Operations—Development" and "—Territorial Restrictions," "Additional Information—Marketing," "—Business Risks," "—Competition," "—Environmental Matters" and "—Regulation and Licensing," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as:

  •
  supply and demand changes for hotel rooms and timeshare intervals in our markets;

  •
  the financial condition of the airline industry and its impact on air travel;

  •
  the effect of any rating agency downgrades on the cost and availability of new debt financing;

  •
  the impact of outbreaks of infectious diseases on travel and the demand for hotel rooms and timeshare intervals;

  •
  the impact of government regulations, including land use, health, safety and environmental laws;

  •
  the costs of litigation;

  •
  capital market volatility and the availability of capital to finance growth; and

  •
  additional risks described in the reports we file with the Securities and Exchange Commission.

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

Competition

        We seek to maintain the quality of our lodging business while expanding both domestically and internationally, primarily through franchising and the addition of management contracts. We intend to improve our business by leveraging our strong brand names, maximizing operating efficiencies, utilizing cost containment programs and expanding and enhancing properties. We may also acquire or develop properties as appropriate, either directly or through investments in joint ventures.

        Our position as a multi-branded owner, operator, manager and franchisor of hotels makes us one of the largest hotel companies in the United States. Competition in the industry is based primarily on the level of service, quality of accommodations, convenience of locations and room rates. Competition from other hotels, motels and inns, including facilities owned by local interests and facilities owned by national and international chains, is vigorous in all areas in which we operate or franchise our facilities. Our hotels also compete generally with facilities offering similar services and located in cities and other locations where our hotels are not present. If hotel capacity is expanded by others in a city where our branded hotels are located, competition will increase. Competition in the timeshare business is based primarily on the quality and location of timeshare resorts, the pricing of timeshare intervals and the availability of program benefits, such as exchange programs. We believe that our focus on core business strategies, combined with our financial strength, diverse market presence, strong brands and well-maintained, strategically located properties, will enable us to remain competitive. For additional information, see "Business Risks" above.

Environmental Matters

        We, like others in our industry, are subject to various Federal, state, local and, in some cases, foreign laws, ordinances and regulations that:

  (i)
  govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous or toxic wastes; or

  (ii)
  may impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous or toxic substances or wastes (together, "Environmental Laws").

        Environmental Laws could make us liable for costs of removing or cleaning up hazardous or toxic substances on, under or in property we currently own or operate or that we previously owned or operated. Those laws could impose liability without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances or wastes. We endeavor to maintain compliance with Environmental Laws but, from time to time, our operations may have resulted or may result in noncompliance or liability for cleanup pursuant to Environmental Laws. In that regard, we have been notified of contamination resulting from past disposals of wastes at six sites to which hazardous or non-hazardous wastes may have been sent from our facilities in the past. Based on information reviewed by and available to us, including:

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

        For information relating to our remediation efforts concerning mold found in certain areas of the Hilton Hawaiian Village, see "Impairment Loss and Related Costs" in the Notes to Consolidated Financial Statements under Item 8.

Regulation and Licensing

        Ontario Gaming Laws.    Ontario, Canada has laws and regulations governing the conduct of casino gaming. Ontario law requires that the operator of a casino must be found suitable and be registered. A registration, once issued, remains in force until revoked. Ontario law defines the grounds for registration, as well as revocation or suspension of such registration. The Ontario authorities have conducted an investigation of, and have found suitable, Hilton and the other shareholder of Windsor Casino Limited in connection with the Ontario registration of Windsor Casino Limited. See "Additional Information—Casino Windsor."

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

Employees

        At December 31, 2003, we employed approximately 70,000 persons, of whom approximately 18,000 were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. We believe that the aggregate compensation, benefits and working conditions afforded our employees compare favorably with those received by employees in the hotel industry generally. We believe our employee relations are satisfactory.

Available Information

        Our internet website is located at www.hiltonworldwide.com. We make available free of charge through this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material, or furnish it to, the Securities and Exchange Commission. Our internet website also contains our Code of Business Conduct and Ethics for officers, employees and directors, including our Chief Executive Officer and senior finance officers (the "Code of Ethics"), our Corporate Governance Guidelines and Charters for our Audit, Compensation and Corporate Governance and Nominating Committees. See Item 10. "Directors and Executive Officers of the Registrant" below. The information made available through our website is not incorporated by reference in this Form 10-K.

        We will provide without charge to any person, on the written or oral request of such person, a copy of our Code of Ethics, Corporate Governance Guidelines and Charters for our Audit, Compensation and Corporate Governance and Nominating Committees. Requests should be directed to our Corporate Secretary, Hilton Hotels Corporation, 9336 Civic Center Drive, Beverly Hills, California 90210 (telephone number (310) 278-4321).

Item 2.    Properties

        We consider our hotels to be leading establishments with respect to desirability of location, size, facilities, physical condition, quality and the variety of services offered in most of the areas in which they are located. Obsolescence arising from age and condition of facilities is a factor in the hotel industry. Accordingly, we spend, and intend to continue to spend, substantial funds to maintain our owned facilities in first class condition in order to remain competitive.

        Hotels and timeshare properties owned, leased, managed and franchised by us are briefly described under Item 1 and, in particular, under the caption "Operations." In addition, new properties presently under construction that we will operate are briefly described under "Operations—Development" and "Alliances—Hilton Group" under Item 1.

Item 3.    Legal Proceedings

        We are subject to litigation in the ordinary course of our business. Management believes that resolution of pending litigation against us will not have a material adverse effect on our financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Executive Officers of the Company

        The following table sets forth certain information with respect to our executive officers.

Name	Positions with the Company	Age
Stephen F. Bollenbach	President and Chief Executive Officer	61
Matthew J. Hart	Executive Vice President and Chief Financial Officer and, from January 1999 until January 2000, Treasurer	51
Dieter Huckestein	Executive Vice President and President—Hotel Division until March 2001 and, thereafter, Executive Vice President and President—Hotel Operations Owned and Managed	60
Thomas L. Keltner	Executive Vice President and President — Franchise Hotel Group from December 1999 until March 2001 and, thereafter, Executive Vice President and President—Brand Performance and Franchise Development Group	57
Madeleine A. Kleiner	Executive Vice President and General Counsel since January 2001 and Corporate Secretary since March 2001	52

        Unless otherwise noted in the table, all positions and offices with Hilton indicated above have been continuously held since January 1999. The executive officers are responsible for all major policy making functions and all other corporate and divisional officers are responsible to, and are under the supervision of, the executive officers. None of the above named executive officers are related.

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

        Additional information for our directors will be included under "Election of Directors" in our definitive proxy statement to be used in connection with our annual meeting of stockholders scheduled to be held on May 27, 2004 (the "Proxy Statement"), and this information is incorporated in this Form 10-K. See Cover Page—"Documents Incorporated by Reference."

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our Common Stock is listed on the New York and Pacific Stock Exchanges and is traded under the symbol "HLT." We have made quarterly dividend payments of $.02 per share for each of the periods indicated in the table below. As of December 31, 2003, we had approximately 14,000 stockholders of record. The high and low reported sales prices per share of our Common Stock are set forth in the following table for the periods indicated:

	High	Low
2002
1st Quarter	$14.69	10.87
2nd Quarter	17.09	12.80
3rd Quarter	14.15	9.80
4th Quarter	14.00	9.56
2003
1st Quarter	13.48	10.38
2nd Quarter	14.41	11.43
3rd Quarter	16.56	12.64
4th Quarter	17.50	15.62
2004
1st Quarter (through March 10, 2004)	17.29	15.43

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

        Generally, the Rights become exercisable only if a person or group (other than Hilton Interests, as defined below):

  (i)
  acquires beneficial ownership of 20% or more of the Common Stock (such person or group, an "Acquiring Person"); or

  (ii)
  announces a tender offer, the consummation of which would result in ownership by a person or group of 20% or more of the Common Stock.

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

        The Rights Agreement, as amended, has been filed as Exhibits 4.8 and 4.9 to this Form 10-K, and the foregoing summary is qualified in its entirety by reference thereto.

Item 6.    Selected Financial Data

        The following selected financial data as of and for the years ended December 31, 1999 through 2003 has been derived from our consolidated financial statements. The following data should be read in conjunction with our consolidated financial statements and the related notes thereto contained in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in millions, except per share amounts)
Results of Operations:
Revenue	$2,317	4,335	3,952	3,816	3,819
Net income	174	272	166	198	164
Net income per share—Basic	.65	.74	.45	.53	.43
Net income per share—Diluted	.65	.73	.45	.53	.43
Other Financial Data:
Dividends per common share	$.08	.08	.08	.08	.08
Balance Sheet Data:
Total assets	$9,253	9,140	8,785	8,348	8,178
Long-term debt	6,085	5,693	4,950	4,554	3,801

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        We are engaged in the ownership, management and development of hotels, resorts and timeshare properties and the franchising of lodging properties. At December 31, 2003, our system contained 2,173 properties totaling over 348,000 rooms. Our brands include Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Hampton, Homewood Suites by Hilton and Conrad. In addition, we develop and operate timeshare resorts through Hilton Grand Vacations Company and its related entities. We are also engaged in various other activities related or incidental to the operation of hotels.

        The number of properties and rooms at December 31, 2003 by brand and by type are as follows:

Brand	Properties	Rooms	Type	Properties	Rooms
Hilton	230	89,012	Owned	55	32,526
Hilton Garden Inn	183	25,010	Leased	7	2,643
Doubletree	155	40,614	Joint Venture	67	20,556

Embassy Suites	174	42,553		129	55,725

Homewood Suites by Hilton	130	14,760	Managed	206	52,088
Hampton	1,255	127,543	Franchised	1,808	237,026
Other	16	5,347		2,014	289,114
Timeshare	30	3,644	Timeshare	30	3,644

Total	2,173	348,483	Total	2,173	348,483

        Our operations consist of three reportable segments which are based on similar products or services: Hotel Ownership, Managing and Franchising, and Timeshare. The Hotel Ownership segment derives revenue from owned, majority owned and leased hotel properties. The Managing and Franchising segment provides services including hotel management and licensing of our family of brands to franchisees. This segment generates its revenue from fees charged to hotel owners. As a manager of hotels, we are typically responsible for supervising or operating the hotel in exchange for fees based on a percentage of the hotel's gross revenue, operating profits, cash flow, or a combination thereof. We charge franchise fees, depending on the brand, of up to five percent of rooms revenue in exchange for the use of one of our brand names. The Timeshare segment consists of multi-unit timeshare resorts. This segment derives its revenue from selling and financing timeshare intervals and operating timeshare resorts.

        Our results are significantly affected by occupancy and room rates achieved by hotels, our ability to manage costs, the relative mix of owned, leased, managed and franchised hotels, the quantity and pricing of timeshare interval sales and the change in the number of available hotel rooms through acquisition, development and disposition. Results are also impacted by economic conditions and capacity. Unfavorable changes in these factors could negatively impact hotel room demand and pricing which, in turn, could limit our ability to pass through operating cost increases in the form of higher room rates. Additionally, our ability to manage costs could be adversely impacted by significant increases in operating expenses, resulting in lower operating margins. See "Additional Information—Business Risks" and "—Forward-Looking Statements" under Item 1 for a detailed description of these and other conditions that could adversely affect our results of operations.

        We anticipate that improving economic and political factors will create opportunities for the lodging industry and our company in 2004. Improving economic conditions are expected to result in increased business travel, which when combined with strong leisure travel and limited full-service supply growth, should increase our ability to charge higher room rates. We also anticipate growth in our management and franchise fee business as our system of hotels continues to increase, as well as another strong year from our timeshare business. Challenges in 2004 are expected to include continued short reservation lead times for our group business, with markets in San Francisco/San Jose and Chicago expected to be difficult. In addition, cost increases in healthcare, insurance and property taxes are expected to continue to put pressure on margins. We will continue to focus on managing our costs, achieving revenue per available room (RevPAR) premiums in the markets where we operate, building occupancy, adding new units to our family of brands, leveraging technology and delivering outstanding customer service. We believe that our focus on these core strategies, combined with our financial strength, diverse market presence, strong brands, and well-maintained, strategically located properties will enable us to remain competitive.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates and assumptions, including those related to notes receivable, valuation of long-lived assets, intangible assets, self-insurance reserves and commitments, on an ongoing basis. We base our estimates and judgments on historical experience and other factors we believe to be reasonable under the circumstances, which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We believe the following critical accounting policies, among others, affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Actual results could differ from our estimates and assumptions.

        Notes receivable are reflected net of an estimated allowance for uncollectable amounts. For timeshare notes receivable, this estimate is based primarily on historical experience and assumptions with respect to future payment trends. Allowances for uncollectable amounts of other notes receivable, which includes notes from managed, franchised and unconsolidated joint venture properties, are estimated based primarily on historical trends and analysis of underlying real estate collateral. Assessment of collateral may include estimates of future cash flow from the underlying real estate.

        Property and equipment are stated at cost less accumulated depreciation. We also maintain cost and equity method investments in entities that own and operate hotel properties and entities that perform other activities related or incidental to the operation of hotels. The assessment of long-lived assets for possible impairment requires us to make certain judgments, including estimates of real estate values and future cash flow from the respective properties and investments. We review the recoverability of our long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

        Our intangible assets include management and franchise contracts, leases, brands and goodwill. The values of our management and franchise contracts and leases are amortized using the straight-line method over the life of the agreements. The assessment of management and franchise contracts and leases requires us to make certain judgments, including estimates of future cash flow from the respective properties. We account for brands and goodwill in accordance with Statement of Financial Accounting Standard (FAS) 142, which requires that intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment. The annual impairment review requires estimates of future cash flow with respect to the brands and estimates of the fair value of our company and its components with respect to goodwill.

        We are self-insured for various levels of general liability, workers' compensation and employee medical and dental insurance coverage. Insurance reserves include the present values of projected settlements for known and incurred but not reported claims. Projected settlements are estimated based on historical trends and actuarial data.

        We have issued letters of credit and guaranteed certain debt and obligations of unconsolidated affiliates and third parties. Under certain circumstances, we may be obligated to provide additional letters of credit or guarantees. Assessment of the probability that we will be required to fund under these commitments requires us to make estimates of the ability of others to meet their obligations.

        The estimates and assumptions related to notes receivable, long-lived assets, intangible assets and commitments are subject to change based on updated projections as to the future performance of the related hotel properties. Self-insurance reserves are periodically adjusted based on historical trends, including the volume and amount of claim activity. Because estimates are used, it is reasonably likely that there will be some variability between projected and actual results over time.

DEVELOPMENT AND CAPITAL SPENDING

Overview

        We intend to grow our hotel brands primarily through franchising and the addition of management contracts, which require little or no capital investment. We will also continue to invest in capital improvements and select projects at our owned hotels and the development of timeshare properties. In addition, we may seek to acquire ownership interests in hotel properties on a strategic and selective basis, either directly or through investments in joint ventures. See "Joint Ventures/Alliances" below.

        During 2003, we added 116 hotels with approximately 16,600 rooms to our portfolio. A total of 27 properties with approximately 5,200 rooms were removed from our system in 2003. In 2004, we expect to add 115 to 130 hotels with 15,000 to 17,000 rooms to our system, with Hampton and Hilton Garden Inn accounting for most of the new development. Substantially all of this growth is expected to be through franchise and management agreements.

        We believe our brand growth strategy continues to benefit from the significant market share premiums most of our brands command over their respective competitive sets. With 100 representing a brand's fair share of the market, our brands (according to Smith Travel Research) posted revenue per available room (RevPAR) index numbers as follows for 2003: Embassy Suites, 125.7; Homewood Suites by Hilton, 119.1; Hampton Inn, 118.2; Hilton Garden Inn, 113.1; Hilton, 109.5; and Doubletree, 99.3.

        In addition, in August 2003, three of our brands earned first place awards from J.D. Power & Associates for highest customer satisfaction: Embassy Suites in the upscale category (the fifth consecutive win for that brand), Hilton Garden Inn in the mid-priced category (its second win in as many years of eligibility) and Homewood Suites by Hilton in the extended stay category.

        We believe the continued strong performance of our brands has enabled us to significantly enhance our development pipeline versus our industry competitors. In October 2003, Lodging Econometrics noted that for the first time Hilton had more rooms in the active U.S. development pipeline than any other company.

        Our ability to grow the number of managed and franchised hotels is affected by the factors set forth under "Additional Information—Business Risks" and "—Forward-Looking Statements," under Item 1, including national and regional economic conditions; the effects of actual and threatened terrorist attacks and international conflicts; credit availability; relationships with franchisees and owners; and competition from other hotel brands.

        In total, we anticipate spending approximately $275 million on capital expenditures in 2004, which includes $155 million on routine improvements and technology, $55 million on timeshare projects and $65 million on hotel special projects. Routine improvements include expenditures for equipment, hotel fixtures, and wall and floor coverings. Expenditures required to complete our capital spending programs will be financed through available cash flow and general corporate borrowings.

        We will continue to review our owned hotel portfolio for potential repositioning or rebranding opportunities and may seek to sell certain assets (see "Liquidity and Capital Resources—Acquisitions and Dispositions" and "—Joint Ventures/Alliances").

Hotel Ownership

        Capital expenditures during 2003 excluding timeshare projects totaled $202 million, including routine improvements and technology expenditures as well as capital expenditures related to the mold remediation efforts at the Hilton Hawaiian Village. The Kalia Tower at the Hilton Hawaiian Village successfully reopened to guests in September 2003 (see "Development and Capital Spending—Timeshare").

        We continue to place a priority on making appropriate capital expenditures to maintain our owned assets. For 2004, we expect to allocate approximately six percent of owned hotel revenue for routine improvements. As part of this program, we will be spending approximately $12 million in 2004 to upgrade the bedding at our owned hotels.

Managing and Franchising

        Total property additions to our system in 2003 included 107 franchise properties and six managed properties owned by third parties. These additions included 22 properties which, due in part to the market share leadership of our brands and the challenging environment for many hotel operators, were converted to our family of brands in 2003. The 22 conversions include nine Doubletrees, eight Hamptons, three Hilton Garden Inns, one Homewood Suites by Hilton and one Hilton. The Doubletree conversions include four franchised properties in Tennessee converted from an independent brand and the first Doubletree hotel in Canada, a 433-room property at Toronto Airport.

        Additions in 2003 included the first Hampton Inn in Manhattan, with a total of five Hampton Inns expected to open in New York City by 2005, and the opening of the 512-suite Embassy Suites Niagara Falls in Ontario, Canada. New openings also included the Conrad Bangkok in Bangkok, Thailand. Pursuant to a joint venture with Hilton International Co., a new managed Conrad hotel opened in Bali, Indonesia in March 2004, while others are scheduled to open in Miami, Florida in April 2004 and Phuket, Thailand in March 2005.

        New Hilton managed convention hotels opened in Houston, Texas and Austin, Texas in December 2003, while another is on track to open in Omaha, Nebraska in April 2004. In addition, during 2003 we secured the management contract for the 426-room Hilton Cancun Beach & Golf Resort in Mexico, previously a Hilton franchised hotel. We also announced an agreement to convert the former Adam's Mark hotel in Memphis to a 408-room Hilton in March 2004 following a major renovation.

Timeshare

        We are currently developing new timeshare projects in Las Vegas, Nevada and Orlando, Florida, and have recently completed another project in Honolulu, Hawaii. The Las Vegas project, located at the north end of the Las Vegas Strip, has 283 units in its first phase, which opened in October 2003. In Orlando, the new project will have 96 units in its first two phases, of which phase one opened in February 2004 while phase two is scheduled for completion in May 2004. In Honolulu, we converted six floors of the Kalia Tower at the Hilton Hawaiian Village into 72 timeshare units, which were completed in December 2003. The total construction cost for phase one at the new Las Vegas property, phases one and two at the new Orlando property and the 72-unit Kalia Tower conversion is estimated to be $170 million, of which $84 million was spent in 2003.

        Capital expenditures associated with our timeshare operations during 2003 totaled $94 million. The capital expenditures associated with our non-lease timeshare products are reflected as inventory until the timeshare intervals are sold. We also provide financing to the buyers of our timeshare intervals. During 2003, we issued approximately $171 million of loans related to timeshare financings, which comprised the majority of our additional investments of $196 million. Principal collections on timeshare notes during the same period were approximately $98 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        Net cash provided by operating activities totaled $585 million, $675 million and $492 million for the years ended December 31, 2001, 2002 and 2003, respectively. The decrease in 2003 was due primarily to lower operating results, as well as working capital variances. The working capital variances include an increase in inventories in 2003 related to additional spending for our timeshare developments. The increase in 2002 compared to 2001 was due to working capital variances, including the realization of an income tax receivable in 2002 and a significant reduction in accounts receivable which benefited the 2001 period.

        Net cash provided by operating activities in 2001, 2002 and 2003 each benefited from a reduction in the valuation allowance for capital loss tax carryforwards and other items which reduced the provision for income taxes (See "Liquidity and Capital Resources—Acquisitions and Dispositions," "—Joint Ventures / Alliances" under Item 7 and "Notes to Consolidated Financial Statements—Income Taxes" under Item 8). Our ability to utilize capital loss tax carryforwards to reduce our provision for income taxes is dependent on the availability of capital loss tax carryforwards and the existence of transactions that enable these capital loss tax carryforwards to be utilized. Therefore, it should not be assumed that such benefits will be available to us in the future.

        Net cash used in investing activities totaled $189 million in 2002 and $13 million in 2003. The decrease in net cash used in investing activities was primarily due to increased proceeds from asset dispositions in 2003 compared to the prior year, as well as the absence of acquisition activity in 2003 in comparison to the acquisition of the Hilton Waikoloa Village in May 2002. In addition, capital expenditures in 2003 were lower than 2002, as significant construction projects at the Hilton Portland, Hilton New Orleans Riverside and the Hilton San Francisco were completed in 2002. Net cash used in investing activities increased $35 million from $154 million in 2001 to $189 million in 2002 primarily due to the Waikoloa purchase, an increase in additional investments and a reduction in proceeds from asset dispositions compared to 2002, partially offset by reduced capital expenditures. The increase in additional investments was primarily due to an increase in notes receivable issued to the buyers of our timeshare intervals, while the decrease in capital expenditures reflects higher levels of spending in 2001 related to expansion projects at the Hilton Hawaiian Village, Hilton Portland and Hilton Seattle.

        Net cash used in financing activities totaled $443 million, $467 million and $451 million in 2001, 2002 and 2003, respectively, reflecting the repayment of long-term debt and revolving loans in excess of additional long-term borrowings. For the three years ended December 31, 2003, total debt has been reduced by approximately $1.3 billion. The decrease in cash used in financing activities in 2003 compared to 2002 reflects higher proceeds from the issuance of common stock in 2003, which is primarily reflective of increased stock option exercises in the 2003 period.

        Our ratio of earnings to fixed charges for the years ended December 31, 2001, 2002 and 2003 was 1.5x, 1.8x and 1.6x, respectively.

        Cash and equivalents totaled $82 million at December 31, 2003, an increase of $28 million from December 31, 2002. We believe that our operating cash flow, available borrowings under our revolving credit facilities as described below, and our ability to obtain additional financing through various financial markets are sufficient to meet our liquidity needs. However, any projections of future financial needs and sources of working capital are subject to uncertainty. See "Results of Operations" under Item 7 and "Additional Information—Business Risks" and "—Forward-Looking Statements" for further discussion of conditions that could adversely affect our estimates of future financial needs and sources of working capital.

Financing

        In June 1998, we entered into a five-year $500 million revolving credit facility to acquire the remaining 50% interest in the Hilton Hawaiian Village. In May 2003, this facility was repaid and the commitment was extinguished.

        In August 2003, we established a new five-year revolving credit facility in the amount of $1 billion, with an option to increase the size of the facility by an additional $250 million. This facility replaced our $1.2 billion revolving facility which was set to expire in November 2004 and our $150 million 364-day revolving facility which was set to expire in November 2003, and the commitment under these facilities was extinguished. As of December 31, 2003, $160 million of borrowings were outstanding under the $1 billion revolver. The capacity under our revolver is also used to support certain outstanding letters of credit. Total revolving debt capacity of approximately $670 million was available to us at December 31, 2003.

        In the second quarter of 2003, we sold $575 million of 3.375% Convertible Senior Notes due 2023 in a private placement transaction. The notes are convertible into shares of our common stock at an initial conversion price of $22.50 per share of common stock, upon the occurrence of certain events. We used the net proceeds from the offering to redeem our 5% Convertible Subordinated Notes due 2006 and to repay indebtedness under our existing revolving credit facility. We have filed a registration statement with the Securities and Exchange Commission registering the notes and underlying convertible securities for resale.

        In October 1997, we filed a shelf registration statement with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. At December 31, 2003, available financing under the shelf totaled $825 million. The terms of any additional securities offered under the shelf will be determined by market conditions at the time of issuance.

        In connection with the spin-off in 1998 of our gaming business to a new corporation named Park Place Entertainment Corporation, Park Place assumed and agreed to pay 100% of the amount of each payment required to be made by us under the terms of the indentures governing our $325 million 7% Senior Notes due 2004. Because these notes remain our legal obligation, they are included in our long-term debt balance and a long-term receivable from Park Place in an equal amount is included in our 2002 consolidated balance sheet. These notes are classified in our 2003 balance sheet as current maturities of long-term debt with the offsetting receivable classified in other current assets. In January 2004, Park Place changed their name to Caesars Entertainment, Inc. We remain obligated to make any payment Caesars fails to make under these notes.

        In November 2002, we entered into a derivative contract which swaps the fixed interest payments on our $375 million 7.95% Senior Notes due 2007 to a floating interest rate equal to the six-month London Interbank Offered Rate plus 415 basis points. In connection with our $100 million 7.43% bonds due 2009 denominated in Chilean pesos, we have a derivative contract which swaps the principal payment to a fixed U.S. dollar amount of $100 million and fixed interest payments at 7.65% of that amount. We also have a derivative contract which swaps the floating rate mortgage of a majority owned hotel, with a principal balance of $35 million at December 31, 2003, to a fixed interest rate. As of December 31, 2003, approximately 17% of our long-term debt (excluding the Caesars allocated debt and including the impact of interest rate swaps) was floating rate debt.

        Provisions under various loan agreements require us to comply with certain covenants which include limiting the amount of our outstanding indebtedness. Our revolving credit facility contains two significant financial covenants: a leverage ratio and a debt service coverage ratio. We are in compliance with our loan covenants as of December 31, 2003.

        Provisions of the financing agreement related to our 7.95% collateralized borrowings due 2010 require that certain cash reserves be maintained and also restrict the transfer of excess cash generated by the related properties from the subsidiary hotels to the parent company if net cash flow falls below a specified level (the cash trap). The cash trap became effective in 2003 due to reduced cash flow from the collateralized properties, primarily the Hilton San Francisco. As of December 31, 2003, cash restricted under the terms of the collateralized borrowings, including required reserves and the cash trap, totaled $42 million. The impact of the cash trap, which is expected to remain in effect throughout 2004, is not expected to have a material impact on our liquidity.

        The following table summarizes our significant contractual obligations as of December 31, 2003, including long-term debt and operating lease commitments:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1—3 years	3—5 years	After 5 years
	(in millions)
Long-term debt	$4,139	338	62	1,029	2,710
Operating leases	717	36	67	60	554

Total contractual obligations	$4,856	374	129	1,089	3,264

Development Financing and Other Commercial Commitments

        To assist prospective franchisees in obtaining financing for hotel projects, we have programs to provide alternative capital sources to qualified franchisees. We have provided secondary financing to franchisees under a mezzanine financing program. Loans outstanding under this program at December 31, 2003 totaled approximately $45 million.

        Hilton Acceptance Corp. ("HilMAC"), a third party lending entity, provides first mortgage construction financing to franchisees for select Hilton Garden Inn, Homewood Suites by Hilton, Hampton and Embassy Suites hotels. As of December 31, 2003, we guaranteed $34 million of loans outstanding under the HilMAC program. In addition to HilMAC, we have guaranteed $16 million of obligations of our franchisees.

        As of December 31, 2003, in addition to the guarantees issued in connection with our development financing programs, we have guaranteed $69 million of debt and other obligations of unconsolidated affiliates and third parties, bringing our total guarantees to approximately $119 million. We also have commitments under letters of credit totaling $87 million as of December 31, 2003. We believe it is unlikely that material payments will be required under these agreements.

        The following table summarizes our development financing and other commercial commitments as of December 31, 2003:

		Amount of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Less than 1 year	1—3 years	4—5 years	After 5 years
	(in millions)
Letters of credit	$87	87	—	—	—
Guarantees	119	67	43	1	8

Total commercial commitments	$206	154	43	1	8

        In addition, we remain a guarantor on 12 operating leases sold to WestCoast Hospitality Corporation as part of the Red Lion sale on December 31, 2001 (see "Liquidity and Capital Resources—Acquisitions and Dispositions"). However, we have entered into an indemnification and reimbursement agreement with WestCoast, which requires WestCoast to reimburse us for any costs and expenses incurred in connection with the guarantee. As of December 31, 2003, the minimum lease commitment under these 12 operating leases totaled approximately $5 million annually through 2020.

        We have also provided performance guarantees to certain owners of hotels we operate under management contracts. Most of these guarantees allow us to terminate the contract rather than fund shortfalls if specified performance levels are not achieved. In limited cases, we are obligated to fund performance shortfalls. At December 31, 2003, we have two contracts containing performance guarantees with possible cash outlays totaling approximately $194 million through 2012. Funding under these performance guarantees totaled approximately $5 million in 2003, and is expected to total approximately $5 million in 2004. Funding under these guarantees in future periods is dependent on the operating performance levels of these hotels over the remaining term of the performance guarantee. Although we anticipate that the future operating performance levels of these hotels will be largely achieved, there can be no assurance that this will be the case. In addition, we do not anticipate losing any significant management contracts in 2004.

        Under certain circumstances, we may be obligated to provide additional guarantees or letters of credit totaling $44 million, including future construction loan guarantees of an unconsolidated joint venture totaling $18 million at December 31, 2003.

Acquisitions and Dispositions

        In May 2002, we purchased our partner's interest in the 1,240-room Hilton Waikoloa Village on Hawaii's Big Island, a property we manage and in which we previously had an ownership interest of approximately 13 percent. We acquired the remaining 87 percent interest for approximately $155 million, consisting of $75 million in cash and 5.2 million shares of our common stock.

        In the 2003 first quarter, we sold four Homewood Suites by Hilton hotel properties in two separate transactions for approximately $40 million. We continue to operate three of the hotels under long-term management agreements and we have retained a long-term franchise contract on the fourth hotel. In the fourth quarter of 2003, an Embassy Suites hotel in which we held a 65% interest was sold, resulting in a pre-tax loss of approximately $4 million. Also in the 2003 fourth quarter, we sold certain marketable securities, which resulted in a pre-tax gain of approximately $2 million. In addition, we wrote off the value assigned to certain long-term management and franchise agreements that were terminated in 2003 totaling approximately $4 million. In the aggregate, these transactions resulted in a net pre-tax loss on asset dispositions of $6 million in 2003.

        In 2002, we entered into a $125 million facility with a wholly owned subsidiary of GE Capital for the sale of notes receivable originated by our timeshare business. During 2002, we completed two sales of notes receivable under the facility, totaling approximately $119 million. These transactions resulted in a gain of approximately $5 million. Also in 2002, we completed the sale of two owned, two leased and seven managed properties operating as Harrison Conference Centers for approximately $49 million. We recorded a $16 million pre-tax book loss on the sale. However, the sale generated a capital gain for tax purposes, which enabled us to utilize existing capital loss tax carryforwards that had been fully reserved in prior periods. The transaction, including the impact of the reduction of the valuation allowance associated with the capital loss tax carryforwards, resulted in a $16 million book tax benefit. Thus, on an after-tax basis, the sale had no impact on reported net income. The total pre-tax loss on asset dispositions of $14 million in 2002 represents the $11 million net pre-tax loss on the aforementioned asset sales and a loss of approximately $3 million primarily as a result of writing off the value assigned to several long-term management and franchise agreements which were terminated during the year.

        Our total pre-tax loss on asset dispositions was $44 million in 2001, $42 million of which was attributable to the sale of the Red Lion hotel chain on December 31, 2001. As the Red Lion sale also resulted in a large capital loss for tax purposes, we were able to carry back a portion of this loss to offset capital gains recorded in prior years. The transaction, including the impact of the capital loss tax carrybacks, resulted in a $47 million book tax benefit. Thus, on an after-tax basis, the sale of Red Lion Hotels, Inc. capital stock resulted in a gain of approximately $5 million. Total consideration of approximately $51 million from this sale included $21 million in cash and approximately $30 million in redeemable preferred stock of WestCoast. In February 2004, WestCoast redeemed all outstanding preferred stock at face value, plus accrued preferred dividends, for approximately $30 million in cash.

        We will continue to review our portfolio of owned assets and may seek to sell certain assets from time to time.

Joint Ventures / Alliances

        We maintain investments in unconsolidated affiliates, including hotel joint ventures as well as other entities that support the operations of our hotel properties. Our investment in unconsolidated joint ventures accounted for under the equity method totaled $285 million and $302 million at December 31, 2002 and 2003, respectively, representing three percent of total assets at the end of 2002 and four percent of total assets at the end of 2003. At December 31, 2003, our unconsolidated joint ventures accounted for under the equity method had total assets of approximately $2.45 billion and total debt of approximately $1.31 billion. Of the $1.31 billion of total debt, $1.25 billion is secured solely by the affiliate's assets or is guaranteed by other partners without recourse to us. We are the creditor on $49 million of the $1.25 billion of debt.

        Our joint venture investments at December 31, 2003 include 50% interests in Hilton HHonors Worldwide, which operates the Hilton HHonors guest loyalty program, and Hilton Reservations Worldwide, which provides reservation services. Pricing on these programs is determined on an annual basis to ensure that the fees charged or allocated to each hotel will be sufficient to cover program costs with no element of profit. Both companies are joint ventures with Hilton Group plc, whose wholly owned subsidiary, Hilton International Co., owns the rights to the Hilton brand name outside the United States. These companies were formed as part of a 1997 agreement to reunify the Hilton brand worldwide through a strategic alliance between Hilton and Hilton Group plc, which included cooperation on loyalty programs, reservations and other operational matters.

        Since 2001, we have entered into three separate joint venture agreements with CNL Hospitality Corp. In the third quarter of 2001, we sold one hotel directly to CNL and contributed two hotels to our first partnership with CNL, which owns a total of four hotels. We hold a 30 percent ownership interest in the partnership and manage the four hotels under long-term agreements. The gain resulting from the sale and contribution of these hotels has been deferred and will be recognized over the life of the long-term management contracts we retained on each of the properties. As part of the transaction, we received a distribution of approximately $43 million from the partnership. This distribution is reflected as proceeds from asset dispositions in the accompanying consolidated statements of cash flow.

        In the fourth quarter of 2002, we entered into our second partnership with CNL to acquire seven hotel properties. The partnership acquired the 500-room Doubletree at Lincoln Centre in Dallas, Texas and the 428-room Sheraton El Conquistador Resort and Country Club in Tucson, Arizona in December 2002. Both properties have been converted to the Hilton brand. In connection with the formation of the joint venture, we contributed $11 million to the partnership in December 2002.

        In the first quarter of 2003, we contributed the 437-room Hilton Rye Town in Rye Brook, New York and CNL contributed the 630-room Doubletree Crystal City in Arlington, Virginia to the partnership. The gain resulting from our contribution of the Hilton Rye Town of approximately $35 million has been deferred and will be recognized over the life of the long-term management contract retained on the property. Also in the first quarter of 2003, the partnership acquired the 257-suite Embassy Suites Santa Clara in Santa Clara, California, the 267-suite Embassy Suites Crystal City in Arlington, Virginia, and the 174-suite Embassy Suites Orlando Airport in Orlando, Florida. We operate all seven hotels under long-term management contracts and have a 25% ownership interest in the partnership.

        In connection with the structuring of the CNL partnership, including our contribution of the Hilton Rye Town, we received a cash distribution totaling approximately $46 million in the 2003 first quarter. This distribution is reflected as proceeds from asset dispositions in the accompanying consolidated statements of cash flow. In addition, the tax gain resulting from the contribution of the Hilton Rye Town enabled us to utilize capital loss tax carryforwards, resulting in a reduction in our provision for income taxes totaling approximately $4 million.

        In the fourth quarter of 2003, we entered into our third partnership with CNL to own two hotel properties. We contributed the 544-room Capital Hilton in Washington, D.C. and the 394-room Hilton La Jolla Torrey Pines outside of San Diego, California to the partnership. The gain resulting from our contribution of the two hotels totaling approximately $57 million has been deferred and will be recognized over the life of the long-term management contracts retained on the properties. We have a 25% ownership interest in the partnership. In connection with this transaction, we received a distribution from the partnership of approximately $190 million. This distribution is reflected as proceeds from asset dispositions in the accompanying consolidated statements of cash flow. This transaction also resulted in tax gains that enabled us to utilize capital loss tax carryforwards, resulting in a reduction in our provision for income taxes totaling approximately $22 million.

        As of December 31, 2003, we owned approximately 1.5 million shares of FelCor Lodging Trust Inc. common stock, representing approximately two percent of FelCor's outstanding shares. FelCor owned or had an interest in 74 of our hotels as of December 31, 2003.

Stockholders' Equity

        Dividends paid on common shares were $.08 per share in 2001, 2002 and 2003.

        Our Board of Directors has approved the repurchase of up to 20 million shares of our common stock pursuant to a stock repurchase program. The timing of stock purchases is made at the discretion of management. There were no shares repurchased during 2001, 2002 or 2003 as we sought to improve our credit position by using excess cash flow to repay outstanding debt balances. As of December 31, 2003, 9.3 million shares remained authorized for repurchase under this authority.

OFF-BALANCE SHEET ARRANGEMENTS

        We have outstanding guarantees issued in connection with our development financing programs and other guarantees of debt and other obligations of unconsolidated affiliates and third parties, as well as commitments under letters of credit. See "Liquidity and Capital Resources—Development Financing and Other Commercial Commitments" for further information. We maintain investments in unconsolidated affiliates, including hotel joint ventures as well as other entities that support the operations of our hotel properties. We do not have investments in or obligations with respect to unconsolidated special purpose entities and we have not entered into synthetic leasing arrangements. See "Liquidity and Capital Resources—Joint Ventures / Alliances" for further information.

RESULTS OF OPERATIONS

        The following discussion presents an analysis of our results of operations for the three years ended December 31, 2003. Our operations consist of three reportable segments which are based on similar products or services: Hotel Ownership, Managing and Franchising, and Timeshare.

FISCAL 2003 COMPARED WITH FISCAL 2002

Overview

        A summary of our consolidated results for the years ended December 31, 2002 and 2003 is as follows:

	2002	2003	% Change
	(in millions, except per share amounts)
Revenue	$3,816	3,819	—%
Operating income	603	515	(15)
Net income	198	164	(17)
Basic EPS	.53	.43	(19)
Diluted EPS	.53	.43	(19)

        Overall results in 2003 were adversely impacted by a soft U.S. economy and reduced travel as a result of the conflict in Iraq. Although demand from leisure travelers remained solid, soft demand from business travelers and higher-rated groups resulted in overall average daily rate declines in 2003. Furthermore, 2003 results were also negatively impacted by increased healthcare, insurance and property tax costs. The impact to operating results of property dispositions in 2002 and 2003 was partially offset by the May 2002 acquisition of the Hilton Waikoloa Village. Results benefited from increased fee income as the result of unit growth, strong results from our timeshare operations, lower interest expense and a reduction in the provision for income taxes.

        Revenue from owned hotels totaled $2.031 billion in 2003, a decrease of three percent from $2.100 billion in 2002. Results at our owned hotels were adversely impacted by the economic downturn in the United States and reduced travel as a result of the conflict in Iraq. At our owned hotels, we experienced downward pressure on room rates owing primarily to a shift in our customer mix from the higher-rated group and business transient segments to the more price-sensitive leisure customer. Owing to these rate declines, our comparable owned hotels reported a three percent revenue decline during 2003. RevPAR for comparable owned properties declined 2.9 percent for the year, with occupancy down from 71.0 percent to 70.4 percent and average daily rate down 2.1 percent to $145.52. However, comparatively solid occupancy levels were achieved at many of our owned hotels, including those in New York, Boston and Hawaii, primarily through increased demand from leisure customers and lower-rated groups.

        Total expenses from owned hotels increased three percent in 2003 to $1.500 billion. Expenses for our comparable owned hotels also increased three percent, or $39 million, during 2003, of which $21 million was due to increased healthcare, insurance and property tax costs. Salaries and wages (excluding benefits), which is the largest component of the cost structure at our owned hotels, increased 2 percent compared to the prior year.

        We expect our owned hotels will be further challenged in 2004 by short reservation lead times for our group business, with the San Francisco/San Jose and Chicago markets expected to be difficult. These markets comprised approximately 19 percent of our owned hotel revenue in 2003. Increases in healthcare, insurance and property tax costs are also expected to continue to place pressure on owned hotel margins. However, improving economic conditions are expected to result in increased business travel, which when combined with strong leisure travel and limited full-service supply growth, should give rise to increased pricing power.

        Leased hotel revenue totaled $103 million in 2003, an $8 million decrease compared to 2002, while leased hotel expenses declined $5 million to $96 million in 2003. The 2002 Winter Olympics benefited the prior year results at our leased property in Salt Lake City, Utah. Due to the relatively large size of the lease payments required in a hotel operating lease, the leased properties operate at margins significantly lower than our owned hotels.

        Management and franchise fee revenue in 2003 increased $8 million or two percent to $337 million. Fee revenue is based primarily on rooms revenue at franchised properties and total operating revenue (and to a lesser extent gross operating profits or cash flow) at managed properties. New hotel openings resulted in increased fees during the year, partially offset by lower comparable base and incentive fees primarily due to RevPAR declines. Strong leisure demand, along with less impact from the Iraq conflict in our "drive-to" markets, enabled our focused-service, midscale brands to post generally smaller RevPAR declines (or in the case of Hilton Garden Inn, post a RevPAR gain for the year) when compared to our full-service, urban properties. We expect management and franchise fees to continue to increase in 2004 as economic conditions improve and our system of managed and franchised hotels continues to grow.

        The increase in timeshare and other income in 2003 is primarily the result of increased timeshare revenue. Revenue from our timeshare operations totaled $345 million, an increase of $49 million from 2002, while timeshare expenses in 2003 totaled $259 million, a $43 million increase from 2002. Timeshare revenue and earnings are generated through developing timeshare resorts and selling the related intervals, financing the sale of timeshare intervals and through management of timeshare resorts. Overall timeshare interval sales increased five percent in 2003, while the average sales price increased nine percent. Results in 2003 also benefited from the recognition of revenue previously deferred under the required percentage-of-completion method of construction accounting, as the first phases of our new developments in Orlando and Las Vegas were substantially completed or opened during 2003. In addition, results in 2003 benefited from increased resort management earnings, including rental and other service income. Financing income decreased in 2003 due to the sale of receivables in 2002 and decreased interest rates. Timeshare results in 2002 were negatively impacted by a $4 million charge for remediation efforts related to mold found in certain areas of the Lagoon Tower timeshare development, the sale of timeshare receivables, revisions to final construction costs in Hawaii (also related to the mold situation), and start-up costs in New York.

        Depreciation and amortization expense decreased $14 million in 2003 to $334 million, primarily due to property sales and one-time depreciation expense adjustments totaling approximately $5 million made at certain properties in the 2003 second quarter.

        Results in 2003 include impairment loss and related costs totaling $22 million. These costs include a $17 million pre-tax charge related to the decline in value of certain equity securities held by us. The decline in value of the securities was deemed to be other-than-temporary in the 2003 first quarter, thus requiring an earnings charge, primarily based on the length of time the securities had traded below cost. The 2003 charge also includes a $5 million pre-tax impairment charge to reduce the value of an owned Red Lion hotel and a Doubletree management contract to their respective fair values. A $21 million pre-tax charge was recorded in 2002 related to mold remediation efforts in certain areas of the Hilton Hawaiian Village. This charge consisted of approximately $17 million for remediation efforts at the property's Kalia Tower, and the aforementioned $4 million for remediation efforts at the Lagoon Tower timeshare development. All guest rooms in the hotel's Kalia Tower were closed in June 2002 and for the duration of the mold remediation process. The Kalia Tower successfully reopened to guests in September 2003.

Corporate Activity

        Corporate expense increased $15 million in 2003 to $81 million. Our 2003 corporate expense includes a $3 million bad debt expense in the 2003 first quarter related to a note receivable that, as a result of certain events in the quarter, was deemed uncollectable. Corporate expense in 2002 includes a benefit of approximately $4 million related to the reversal of bad debt expense for a partially reserved note receivable that was repaid during the second quarter of 2002. Excluding these bad debt expense items, corporate expense increased $8 million, primarily due to higher legal costs compared to 2002.

        Interest and dividend income decreased $14 million compared with the prior year. The decrease reflects the repayment in June 2002 by Park Place of the $300 million 7.375% Senior Notes assumed by Park Place at the time of the spin-off of our gaming business (see "Liquidity and Capital Resources—Financing"). As these notes were assumed by Park Place but remained our legal obligation prior to repayment, interest on the notes is reflected as both interest income and interest expense in our consolidated financial statements. The decrease in interest income also reflects lower notes receivable balances in 2003. Interest expense, net of amounts capitalized, decreased $33 million reflecting lower outstanding debt balances, as well as the aforementioned repayment by Park Place.

        The total pre-tax loss on asset dispositions of $6 million in 2003 represents the sale of four Homewood Suites by Hilton hotel properties, one Embassy Suites property and the write off the value assigned to several long-term management and franchise agreements which were terminated during the year, partially offset by the gain on the sale of certain marketable securities (see "Liquidity and Capital Resources—Acquisitions and Dispositions"). The pre-tax loss on asset dispositions of $14 million in 2002 represents an $11 million net loss on asset sales and a loss of approximately $3 million primarily as a result of writing off the value assigned to several long-term management and franchise contracts which were terminated during the year.

        The effective income tax rate for 2003 decreased to 24% from 28% in 2002. The effective rate in 2003 benefited from a reduction in the valuation allowance for capital loss tax carryforwards, primarily as a result of the transactions with CNL. In addition, the 2003 effective rate benefited from a reduction in the valuation allowance for capital loss tax carryforwards due to higher than expected utilization on our 2002 Federal tax return filed in 2003. The 2003 effective rate also benefited from a settlement relating to a tax liability associated with a prior year tax return. These benefits were partially offset by the write-off of an unutilized deferred tax asset resulting from a September stock option exercise. The 2002 tax rate reflects a reduction in the valuation allowance associated with capital loss tax carryforwards resulting from asset sales. The 2002 rate also reflects a reduction in our valuation allowance for capital loss tax carryforwards due to higher than expected utilization of these carryforwards on our 2001 Federal tax return filed in 2002. Excluding the aforementioned items, our effective tax rate was 35% in 2003 and 37% in 2002. Our effective tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

Hotel Statistics

        RevPAR for our U.S. owned and system-wide hotels for the years ended December 31, 2002 and 2003 is as follows:

	U.S. owned(1)
	2002	2003	% Change
Hilton	$112.13	108.49	(3.2)%
All other	71.63	71.17	(0.6)
Total	105.55	102.45	(2.9)

(1)
Statistics are for comparable U.S. hotels, and include only hotels in the system as of December 31, 2003 and owned by us since January 1, 2002.

	System-wide(2)
	2002	2003	% Change
Hilton	$86.64	84.36	(2.6)%
Hilton Garden Inn	62.34	63.02	1.1
Doubletree	67.73	65.32	(3.6)
Embassy Suites	83.32	82.24	(1.3)
Homewood Suites by Hilton	68.75	68.14	(0.9)
Hampton	51.85	51.75	(0.2)
Other	76.49	73.00	(4.6)

(2)
Statistics are for comparable hotels, and include only hotels in the system as of December 31, 2003 and owned, operated or franchised by us since January 1, 2002.

FISCAL 2002 COMPARED WITH FISCAL 2001

Overview

        A summary of our consolidated results for the years ended December 31, 2001 and 2002 is as follows:

	2001	2002	% Change
	(in millions, except per share amounts)
Revenue	$3,952	3,816	(3)%
Operating income	632	603	(5)
Net income	166	198	19
Basic EPS	.45	.53	18
Diluted EPS	.45	.53	18

        Results in 2002 were adversely impacted by a soft U.S. economy, resulting in sluggish demand, primarily from independent business travelers. This reduced demand led to downward pressure on average daily room rates. Along with the effects of the soft economy, the impact of asset sales in 2002 and 2001 contributed to the decline in revenue and operating income. Results were also negatively impacted by a charge related to mold remediation in certain areas of the Hilton Hawaiian Village. Comparisons were also negatively impacted by increased healthcare and insurance costs, and the recognition of previously deferred revenue and operating income from our timeshare property at the Hilton Hawaiian Village in the first quarter of 2001.

        Results in 2002, however, benefited from strong cross-selling among the brands and the success of the Hilton HHonors loyalty program which contributed to gains in market share across our family of brands. According to data from Smith Travel Research, our Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Homewood Suites by Hilton and Hampton brands all achieved growth in the system-wide RevPAR index, which represents the share of RevPAR these properties attain versus their respective competitive sets. Results in 2002 also benefited from our cost containment programs which resulted in solid margins in a challenging environment, strong sales at our timeshare operations, a decline in average debt levels and interest rates, a lower effective tax rate and easy comparisons with the latter half of 2001.

        Revenue from owned hotels totaled $2.100 billion in 2002, a decrease of one percent from $2.122 billion in 2001, while total expenses were essentially flat at $1.462 billion. Results in 2002 were adversely impacted by the economic downturn in the U.S. compared to 2001, resulting in comparative softness across many of our major brands. Reduced demand from independent business travelers and overall price sensitivity were particularly prevalent in 2002. Occupancy increased compared to 2001, as the decrease in independent business traveler volume was offset by increases in leisure and group room nights, however at lower average room rates. Markets in which our hotels achieved strong results in 2002 included New York, Boston, Chicago and Washington, D.C., while the San Francisco and Phoenix markets were soft compared to the prior year. The impact of property sales in 2002 and 2001 was partially offset by the May 2002 acquisition of the Hilton Waikoloa Village. Owned hotel operating income was also negatively impacted by mold remediation efforts at the Hilton Hawaiian Village, which resulted in a $17 million pre-tax charge and the closure of the hotel's Kalia Tower guest rooms in June 2002. RevPAR for comparable owned properties declined 2.6 percent for the year, with occupancy up 1.6 points to 71.1 percent and average daily rate down 4.8 percent to $148.41. As anticipated, RevPAR at comparable owned hotels showed sequential quarterly improvement through the year. Compared with the respective 2001 quarters, RevPAR at comparable owned hotels declined 15.3 percent and 6.1 percent, respectively, in the first and second quarters of 2002, and increased 1.2 percent and 13.2 percent, respectively, in the third and fourth quarters of 2002.

        Leased hotel revenue totaled $111 million in 2002, a $57 million decrease compared to 2001, while leased hotel expenses declined $51 million to $101 million in 2002. The decline in revenue and expenses was primarily due to the sale of the Red Lion hotel chain in 2001.

        Management and franchise fee revenue in 2002 decreased $13 million or 4 percent to $329 million. The decrease in fees reflects system-wide RevPAR declines across most of our brands and a decline in incentive management fees, partially offset by new hotel openings. The decrease in RevPAR and incentive management fees reflects the comparative softness in the U.S. economy versus 2001.

        The decrease in timeshare and other income in 2002 is primarily the result of lower timeshare revenue compared to 2001. Timeshare results in 2002 were negatively impacted by a $4 million charge for remediation efforts related to mold found in certain areas of the Lagoon Tower timeshare development, the sale of receivables in June and November 2002, revisions to final construction costs in Hawaii (also related to the mold situation), and start-up costs in New York. Results in 2002 were also adversely impacted by the deferral of revenue as required by percentage-of-completion method of construction accounting for our new projects in Las Vegas and Orlando, as well as the required lease accounting for our new Hilton Club project in New York. However, despite a comparatively soft economic environment, interval sales continued to be strong and average sales prices increased compared to the prior year. Timeshare results in 2001 benefited from the recognition of previously deferred amounts associated with our timeshare project at the Hilton Hawaiian Village.

        Depreciation and amortization decreased $43 million in 2002 to $348 million. The decrease is primarily the result of discontinuing amortization of goodwill and brand values effective January 1, 2002 in accordance with FAS 142. As required by FAS 142, the results for periods prior to its adoption have not been restated.

Corporate Activity

        Corporate expense decreased $5 million in 2002 to $66 million. In 2002, we were repaid on a note receivable that we had partially reserved in 2001. The 2002 corporate expense includes a benefit of approximately $4 million related to this reversal of bad debt expense. The 2001 expense includes a $7 million bad debt expense related to certain notes receivable (acquired in the 1999 purchase of Promus Hotel Corporation) that, as a result of the economic impact of the events of September 11, 2001, were unlikely to be collected. Excluding these non-recurring items, corporate expense increased $6 million in 2002, primarily the result of increased legal costs.

        Interest and dividend income decreased $21 million compared with the prior year. The decrease reflects the repayment in June 2002 by Park Place of the $300 million 7.375% Senior Notes assumed by Park Place at the time of the spin-off of our gaming business. As these notes were assumed by Park Place but remained our legal obligation prior to repayment, interest on the notes is reflected as both interest income and interest expense in our consolidated financial statements. The decrease in interest income also reflects lower notes receivable balances in 2002. Interest expense, net of amounts capitalized, decreased $57 million primarily due to lower outstanding debt balances and lower average interest rates, as well as the aforementioned repayment by Park Place.

        The total pre-tax loss on asset dispositions of $14 million in 2002 represents an $11 million net loss on asset sales (see "Liquidity and Capital Resources—Acquisitions and Dispositions") and a loss of approximately $3 million primarily as a result of writing off the value assigned to several long-term management and franchise agreements which were terminated during the year. We realized a pre-tax loss on asset dispositions of $44 million in 2001, primarily due to the sale of the Red Lion hotel chain.

        The effective income tax rate for 2002 decreased to 28% from 31% in 2001. The tax rate in 2002 reflects a reduction in the valuation allowance associated with capital loss tax carryforwards resulting from asset sales. The 2002 tax rate also reflects the impact of a reduction in our valuation allowance for capital loss tax carryforwards due to higher than expected utilization of these carryforwards on our 2001 Federal tax return filed in 2002, as well as discontinuing goodwill amortization effective January 1, 2002, which was not deductible for tax purposes. Excluding the impact on the provision for income taxes of asset sales and the carryforward utilization, the effective tax rate for 2002 was 37%. The effective tax rate in 2001, excluding asset sales, was 43%.

Hotel Statistics

        RevPAR for our U.S. owned and system-wide hotels for the years ended December 31, 2001 and 2002 is as follows:

	U.S. owned(1)
	2001	2002	% Change
Hilton	$114.87	112.29	(2.2)%
All other	75.07	71.34	(5.0)
Total	108.37	105.53	(2.6)

(1)
Statistics are for comparable U.S. hotels, and include only hotels in the system as of December 31, 2002 and owned by us since January 1, 2001.

	System-wide(2)
	2001	2002	% Change
Hilton	$88.92	86.61	(2.6)%
Hilton Garden Inn	64.77	64.07	(1.1)
Doubletree	70.61	66.76	(5.5)
Embassy Suites	85.77	83.18	(3.0)
Homewood Suites by Hilton	70.04	68.53	(2.2)
Hampton	51.47	51.66	0.4
Other	82.81	76.49	(7.6)

(2)
Statistics are for comparable hotels, and include only hotels in the system as of December 31, 2002 and owned, operated or franchised by us since January 1, 2001.

OTHER MATTERS

New Accounting Standards

        In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that guarantees issued after December 31, 2002 be recorded as liabilities at fair value, with the offsetting entry recorded based on the circumstances in which the guarantee was issued. Adoption of FIN 45 had no impact on our historical consolidated financial statements as existing guarantees are not subject to the measurement provisions of FIN 45. Adoption and implementation of FIN 45 for new guarantees did not have a material impact on our consolidated financial statements in 2003.

        In December 2002, the FASB issued FAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123." This statement provides alternate methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. This statement also amends the disclosure requirements of FAS 123 and Accounting Principles Board Opinion 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim consolidated financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. We have adopted the disclosure provisions of FAS 148.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities" to expand upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Under previous accounting guidance, we generally have included another entity in our consolidated financial statements only if we have a controlling financial interest in the entity through voting or other interests. FIN 46 changes that guidance by requiring a variable interest entity (VIE), as defined, to be consolidated by the company that is subject to a majority of the risk of loss from the VIE's activities, or is entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosure about VIEs that a company is not required to consolidate, but in which it has a significant variable interest. These disclosures include the nature, purpose, size and activity of the VIE as well as the holder's maximum exposure to losses as a result of involvement with the VIE.

        Our evaluation of the provisions of FIN 46 as it relates to our various forms of arrangements has focused primarily on reviewing the key terms of our joint venture agreements, management contracts and franchise agreements against the criteria in FIN 46 to determine if any of these arrangements qualify as VIEs. In general, a VIE represents a structure used for business purposes that either does not have equity investors with voting rights or that has equity investors that do not provide sufficient financial resources for the entity to support its activities.

        In the first quarter of 2003, we adopted FIN 46 for VIEs created after January 31, 2003, which resulted in no impact to our consolidated financial statements. In December 2003, the FASB issued a revised FIN 46 (FIN 46R) that replaced the original interpretation and codified proposed modifications and other decisions previously issued through certain FASB Staff Positions including the deferral of the effective date of applying FIN 46R to certain variable interests created before February 1, 2003. FIN 46R is effective March 31, 2004 for such arrangements. We are currently evaluating the provisions of FIN 46R as it relates to our joint venture agreements, management contracts and franchise agreements created before February 1, 2003. Although our evaluation is continuing, we have not identified VIEs in our joint ventures, management contracts or franchise agreements, and therefore we currently expect any disclosure or consolidation requirements will be immaterial.

        In May 2003, the FASB issued FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which is effective for the quarter ending September 30, 2003 for financial instruments existing at May 31, 2003. This statement requires three classes of freestanding financial instruments that embody obligations of the issuer to be classified as liabilities at fair value. Adoption of FAS 150 did not have a material impact on our consolidated financial statements.

        In December 2003, the FASB issued a revised FAS 132 (FAS 132R), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises the required footnote disclosures without changing the measurement or recognition provisions of existing postretirement benefit accounting literature. The disclosure provisions of FAS132R require additional disclosures regarding the types of plan assets, plan obligations, cash flows, our investment strategy, measurement dates and the components of net periodic benefit cost recognized. This statement also amends the disclosure requirements of Accounting Principles Board Opinion 28, "Interim Financial Reporting," to require prominent disclosures in our interim consolidated financial statements of the net periodic benefit cost and significant changes to actual contributions and projected contributions to fund benefit plans. We have adopted the disclosure provisions of FAS 132R.

Other

        We are subject to litigation in the ordinary course of our business. Management believes the resolution of pending lawsuits will not have a material adverse effect on our financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flow from our floating rate debt and the fair values of our fixed rate debt. We attempt to limit the impact of changes in interest rates to our debt portfolio by attaining an appropriate mix of borrowings under our floating rate bank credit facilities relative to our long-term fixed rate debt. We are also exposed to interest rate risk on our floating rate notes receivable and the fair values of our fixed rate notes receivable.

        We utilize, on a selective basis, interest rate swaps to manage our relative levels of fixed and floating rate debt. As of December 31, 2003, we had a derivative contract which swaps the fixed interest payments on our $375 million 7.95% Senior Notes due 2007 to a floating interest rate equal to the six month LIBOR rate plus 415 basis points. We also have a derivative contract which swaps the floating rate mortgage of one of our majority owned hotels, which had a principal balance of $35 million at December 31, 2002, to a fixed interest rate.

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

        The following table sets forth the scheduled maturities and the total fair value of our derivative and other financial instruments as of December 31, 2003:

	Maturities by Period
	Within 1 year	2 years	3 years	4 years	5 years	After 5 years	Total Carrying Amount	Total Fair Value
	($ in millions)
ASSETS—Maturities represent principal receipts, fair values represent assets
Timeshare notes receivable	$21	20	22	23	24	55	165	169
Average interest rate							13.5%
Other notes receivable	$11	2	—	—	—	58	71	70
Average interest rate							7.3%
LIABILITIES—Maturities represent principal payments, fair values represent liabilities
Fixed rate debt	$(337)	(13)	(46)	(400)	(416)	(2,628)	(3,840)	(4,165)
Average interest rate							7.1%
Floating rate debt	$(1)	(1)	(2)	(33)	(180)	(82)	(299)	(299)
Average interest rate							2.2%
INTEREST RATE SWAPS—Maturities represent notional amounts, fair values represent assets (liabilities)
Variable to fixed	$1	1	1	32	—	—	35	(2)
Average pay rate							6.1%
Average receive rate							2.6%
Fixed to variable	$—	—	—	375	—	—	375	5
Average pay rate							5.3%
Average receive rate							8.0%
Fixed (CLP) to Fixed ($US)	$—	—	—	—	—	100	100	21
Average pay rate							7.7%
Average receive rate							7.4%

        The fixed rate debt includes the $325 million 7% Senior Notes due July 2004 allocated to Caesars Entertainment, Inc. (formerly, Park Place Entertainment Corporation). As of December 31, 2003, approximately 17% of our long-term debt (excluding the Caesars allocated debt and including the impact of interest rate swaps) was floating rate debt.

Item 8.    Financial Statements and Supplementary Data

Hilton Hotels Corporation and Subsidiaries
Consolidated Statements of Income
(in millions, except per share amounts)

	Year ended December 31,
	2001	2002	2003
Revenue
Owned hotels	$2,122	2,100	2,031
Leased hotels	168	111	103
Management and franchise fees	342	329	337
Timeshare and other income	377	324	378

	3,009	2,864	2,849
Reimbursed costs	943	952	970

	3,952	3,816	3,819
Expenses
Owned hotels	1,468	1,462	1,500
Leased hotels	152	101	96
Depreciation and amortization	391	348	334
Impairment loss and related costs	—	21	22
Other operating expenses	336	294	335
Corporate expense, net	71	66	81

	2,418	2,292	2,368
Reimbursed costs	943	952	970

	3,361	3,244	3,338
Operating income from unconsolidated affiliates	41	31	34

Operating Income	632	603	515
Interest and dividend income	64	43	29
Interest expense	(385)	(328)	(295)
Interest expense, net, from unconsolidated affiliates	(17)	(19)	(20)
Net loss on asset dispositions	(44)	(14)	(6)

Income Before Income Taxes and Minority Interest	250	285	223
Provision for income taxes	(77)	(81)	(53)
Minority interest, net	(7)	(6)	(6)

Net Income	$166	198	164

Basic Earnings Per Share	$.45	.53	.43

Diluted Earnings Per Share	$.45	.53	.43

See notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries
Consolidated Balance Sheets
(in millions)

	December 31, 2002	December 31, 2003
ASSETS
Current Assets
Cash and equivalents (includes restricted cash of $34 million and $73 million, respectively)	$54	82
Accounts receivable, net	294	246
Inventories	139	193
Deferred income taxes	61	78
Current portion of notes receivable, net	16	32
Current portion of long-term receivable	—	325
Other current assets	66	64

Total current assets	630	1,020

Investments, Property and Other Assets
Investments and notes receivable, net	490	558
Long-term receivable	325	—
Property and equipment, net	3,971	3,641
Management and franchise contracts, net	429	383
Leases, net	118	115
Brands	970	970
Goodwill	1,273	1,240
Other assets	142	251

Total investments, property and other assets	7,718	7,158

Total Assets	$8,348	8,178

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$560	553
Current maturities of long-term debt	11	338
Income taxes payable	4	4

Total current liabilities	575	895
Long-term debt	4,554	3,801
Deferred income taxes	825	775
Insurance reserves and other	341	468

Total liabilities	6,295	5,939

Commitments and Contingencies
Stockholders' Equity
Common stock, 376 million and 381 million shares outstanding, respectively	962	971
Additional paid-in capital	950	970
Retained earnings	322	456
Accumulated other comprehensive loss	(11)	(1)

	2,223	2,396
Less treasury stock, at cost	(170)	(157)

Total stockholders' equity	2,053	2,239

Total Liabilities and Stockholders' Equity	$8,348	8,178

See notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries
Consolidated Statements of Cash Flow
(in millions)

	Year ended December 31,
	2001	2002	2003
Operating Activities
Net income	$166	198	164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	391	348	334
Amortization of loan costs	10	9	13
Net loss on asset dispositions	44	14	6
Impairment loss and related costs	—	21	22
Change in working capital components:
Inventories	(19)	13	(34)
Accounts receivable	111	12	37
Other current assets	(32)	55	2
Accounts payable and accrued expenses	(48)	26	(26)
Income taxes payable	(1)	—	—
Change in deferred income taxes	(41)	(39)	(48)
Change in other liabilities	—	(22)	35
Unconsolidated affiliates' distributions in excess of earnings	19	19	17
Other	(15)	21	(30)

Net cash provided by operating activities	585	675	492

Investing Activities
Capital expenditures	(370)	(245)	(202)
Additional investments	(139)	(174)	(196)
Proceeds from asset dispositions	230	174	279
Payments from notes receivable and other	125	127	106
Acquisitions, net of cash acquired	—	(71)	—

Net cash used in investing activities	(154)	(189)	(13)

Financing Activities
Change in commercial paper borrowings and revolving loans	(1,387)	(550)	(510)
Long-term borrowings	992	373	562
Reduction of long-term debt	(24)	(278)	(513)
Issuance of common stock	6	18	40
Cash dividends	(30)	(30)	(30)

Net cash used in financing activities	(443)	(467)	(451)

(Decrease) Increase in Cash and Equivalents	(12)	19	28
Cash and Equivalents at Beginning of Year	47	35	54

Cash and Equivalents at End of Year	$35	54	82

See notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in millions, except per share amounts)

	Year ended December 31,
	2001	2002	2003
COMMON STOCK
Balance at beginning of year	$947	948	962
Issuance of common stock	1	14	—
Exercise of stock options	—	—	9

Balance at end of year	$948	962	971

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year	$861	873	950
Issuance of common stock	2	70	1
Exercise of stock options	—	—	13
Deferred compensation	10	7	6

Balance at end of year	$873	950	970

RETAINED EARNINGS
Balance at beginning of year	$35	168	322
Net income	166	198	164
Exercise of stock options	(3)	(14)	—
Common dividends ($.08 per share)	(30)	(30)	(30)

Balance at end of year	$168	322	456

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	$6	(5)	(11)
Cash flow hedge adjustment, net of deferred tax	(2)	(3)	5
Cumulative translation adjustment, net of deferred tax	—	1	1
Change in unrealized gain / loss on marketable securities, net of deferred tax	(9)	(4)	11
Minimum pension obligation adjustment, net of deferred tax	—	—	(7)

Balance at end of year	$(5)	(11)	(1)

TREASURY STOCK, AT COST
Balance at beginning of year	$(207)	(201)	(170)
Issuance of common stock	—	1	1
Exercise of stock options	6	30	12

Balance at end of year	$(201)	(170)	(157)

TOTAL STOCKHOLDERS' EQUITY
Balance at beginning of year	$1,642	1,783	2,053
Net income	166	198	164
Cash flow hedge adjustment, net of deferred tax	(2)	(3)	5
Cumulative translation adjustment, net of deferred tax	—	1	1
Change in unrealized gain / loss on marketable securities, net of deferred tax	(9)	(4)	11
Minimum pension obligation adjustment, net of deferred tax	—	—	(7)

Comprehensive income	155	192	174
Issuance of common stock	3	85	2
Exercise of stock options	3	16	34
Deferred compensation	10	7	6
Common dividends ($.08 per share)	(30)	(30)	(30)

Balance at end of year	$1,783	2,053	2,239

See notes to consolidated financial statements

Notes To Consolidated Financial Statements
December 31, 2003

BASIS OF PRESENTATION AND ORGANIZATION

        Hilton Hotels Corporation is engaged in the ownership, management and development of hotels, resorts and timeshare properties and the franchising of lodging properties. We operate in select markets throughout the world, predominantly in the United States. Revenue and income are derived from three reportable segments: Hotel Ownership, Managing and Franchising, and Timeshare.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the accounts of Hilton Hotels Corporation, our wholly owned subsidiaries and entities in which we have a controlling financial interest. The determination of controlling financial interest is based upon the terms of individual joint venture agreements, including evaluation of rights held by other ownership interests. Entities in which we have a controlling financial interest are generally comprised of majority owned joint ventures. All material intercompany transactions are eliminated and net earnings are reduced by the portion of earnings of affiliates applicable to other ownership interests.

Cash and Equivalents

        Cash and equivalents include investments with initial maturities of three months or less. Cash and equivalents includes cash related to certain consolidated hotels, the use of which is restricted for hotel purposes under the terms of collateralized borrowings, as well as refundable deposits on the sale of timeshare intervals.

Accounts Receivable

        Accounts receivable are reflected net of allowance for uncollectable accounts of $17 million and $20 million as of December 31, 2002 and 2003, respectively.

Investments

        We maintain investments in unconsolidated affiliates, including hotel joint ventures as well as other entities that support the operations of our hotel properties. Investments are accounted for using the equity method when we exercise significant influence over the venture but lack a controlling financial interest, which is determined based upon the terms of individual joint venture agreements, including evaluation of rights held by other ownership interests. Generally, we account for investments using the equity method when we own more than a minimal investment but have no more than a 50% ownership interest. When we have a controlling financial interest in the venture, which is generally when our ownership exceeds 50%, the balance sheet and results of operations are consolidated, with net earnings reduced by the portion of earnings applicable to other ownership interests. All other investments in unconsolidated affiliates are generally accounted for under the cost method. The hotels in which we own a non-controlling financial interest are an integral component of our hotel ownership segment and are strategically and operationally important to that segment's results. Therefore, our operating income from unconsolidated affiliates is included as a component of consolidated operating income in the accompanying consolidated statements of income.

Currency Translation

        Assets and liabilities denominated in most foreign currencies are translated into U.S. dollars at year-end exchange rates and related gains and losses, net of applicable deferred income taxes, are reflected in stockholders' equity. Gains and losses from foreign currency transactions are included in earnings.

Valuation of Long-Lived Assets

        The carrying value of our long-lived assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on the lowest level of identifiable expected future cash flow, then a loss is recognized in the income statement using a fair value based model.

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation. Interest incurred during construction of facilities is capitalized and depreciated over the life of the asset. Costs of improvements are capitalized. These capitalized costs may include structural costs, equipment, fixtures and floor and wall coverings. Costs of normal repairs and maintenance are charged to expense as incurred.

        Depreciation is provided using the straight-line method over the estimated useful life of the assets. Leasehold improvements are depreciated over the shorter of the asset life or lease term. The service lives of assets are generally 40 years for buildings and three to eight years for building improvements and furniture and equipment. Depreciation expense for 2001, 2002 and 2003 was $262 million, $283 million and $270 million, respectively.

Management and Franchise Contracts

        Management and franchise contracts acquired in acquisitions that were accounted for as purchases are recorded at the estimated present value of net cash flow expected to be received over the lives of the contracts. This value is amortized using the straight-line method over the remaining contract lives. Costs incurred to acquire individual management and franchise contracts are amortized using the straight-line method over the life of the respective contract. Accumulated amortization of management and franchise contracts totaled $143 million and $185 million at December 31, 2002 and 2003, respectively.

Leases

        Leases acquired in acquisitions that were accounted for as purchases are recorded at the estimated present value of net cash flow expected to be received over the lives of the lease agreements. This value is amortized using the straight-line method over the remaining lease terms. Accumulated amortization of leases totaled $11 million and $15 million at December 31, 2002 and 2003, respectively.

Brands

        The brand names of hotels acquired in acquisitions are assigned a fair market value. To arrive at a value for each brand name, an estimation is made of the amount of royalty income that could be generated from the brand name if it was licensed to an independent third-party owner. The resulting cash flow is discounted back using the estimated weighted average cost of capital for each respective brand name. Effective January 1, 2002, we account for brands in accordance with Statement of Financial Accounting Standard (FAS) 142, which requires that intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment. Prior to January 1, 2002, brand values were amortized using the straight-line method over 40 years.

Goodwill

        Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. We account for goodwill in accordance with FAS 142, which requires that goodwill is not amortized, but is reviewed annually for impairment. Prior to January 1, 2002, goodwill was amortized using the straight-line method over 40 years.

Derivative Instruments

        We have an outstanding swap agreement which qualifies for hedge accounting as a cash flow hedge of a foreign currency denominated liability. The gain or loss on the change in fair value of the derivative is included in earnings to the extent it offsets the earnings impact of changes in fair value of the hedged obligation. Any difference is deferred in accumulated other comprehensive income or loss, a component of stockholders' equity.

        We have an interest rate swap on certain fixed rate senior notes which qualifies as a fair value hedge. This derivative impacts earnings to the extent of increasing or decreasing actual interest expense on the hedged notes to simulate a floating interest rate. Changes in the fair value of the derivative are offset by an adjustment to the value of the hedged notes. We also have an interest rate swap on the floating rate mortgage of a consolidated joint venture which qualifies as a cash flow hedge. This derivative impacts earnings to the extent of increasing or decreasing actual interest expense on the hedged mortgage to simulate a fixed interest rate, with any incremental fair value change deferred in accumulated other comprehensive income or loss.

        There were no amounts recognized or reclassified into earnings for the years ended December 31, 2001, 2002 or 2003 due to hedge ineffectiveness or due to excluding from the assessment of effectiveness any component of the derivatives. We assess on a quarterly basis the effectiveness of our hedges in offsetting the variability in the cash flow or fair values of the hedged obligations.

Unamortized Loan Costs

        Debt discount and issuance costs incurred in connection with the placement of long-term debt are capitalized and amortized to interest expense over the lives of the related debt. These balances are included in other assets in our consolidated balance sheets.

Self-Insurance

        We are self-insured for various levels of general liability, workers' compensation and employee medical and dental insurance coverage. Insurance reserves include the present values of projected settlements for known and incurred, but not reported claims.

Revenue Recognition

        Revenue is generally recognized as services are performed. Owned and leased hotel revenue represents primarily room rentals and food and beverage sales from owned, majority owned and leased hotels.

        Management fees represent fees earned from hotels managed by us, usually under long-term contracts with the hotel owner. Management fees include a base fee, which is generally a percentage of hotel revenue, and an incentive fee, which is generally based on the hotel's profitability. We recognize base fees as revenue when earned in accordance with the terms of the contract. In interim periods we recognize incentive fees that would be due if the contract were terminated at the end of the interim period.

        Franchise fees represent fees received in connection with the franchise of our brand names, usually under long-term contracts with the hotel owner. Depending on the brand, we charge franchise royalty fees of up to five percent of rooms revenue. We recognize fee revenue as earned, in accordance with FAS 45, "Accounting for Franchise Fee Revenue."

        Timeshare and other income primarily consists of earnings from timeshare operations and also includes revenue generated by the incidental support of hotel operations. Timeshare revenue is generated primarily from the sale and financing of timeshare intervals and operating timeshare resorts. We recognize revenue from deeded timeshare sales in accordance with FAS 66, "Accounting for Real Estate Sales." Sales are included in revenue when a minimum of a 10 percent down payment has been received and certain minimum sales thresholds have been attained. During periods of construction, profits from timeshare sales are recognized under the percentage-of-completion method. Our Hilton Club timeshare product is accounted for as a long-term lease with a reversionary interest rather than the sale of a deeded interest in real estate. Hilton Club sales revenue is recognized over the term of the lease.

        We incur certain reimbursable costs on behalf of managed hotel properties and franchisees. We report reimbursements from managed properties and franchisees as revenue and the related costs as expenses. These costs, which relate primarily to payroll costs at managed properties where we are the employer, are reflected in reimbursed costs within both revenue and expenses in the consolidated statements of income. Since the reimbursements are made based upon the costs incurred with no added margin, the presentation of these reimbursed costs has no effect on our operating income, total or per share net income, cash flow or financial position.

Hilton HHonors

        Hilton HHonors is a guest loyalty program operated by Hilton HHonors Worldwide (HHW), a joint venture 50% owned by us and 50% owned by Hilton Group plc. Hilton Group's wholly owned subsidiary, Hilton International Co., owns the rights to the Hilton brand name outside the United States. The HHonors program is operated for the benefit of the Hilton family of brands worldwide.

        Members of the HHonors program earn points based on their spending at most of the hotel properties operated and franchised by us and Hilton Group. HHW accumulates and tracks points on the member's behalf and fulfills the awards upon request. Points can be redeemed for hotel stays at participating properties, and for a variety of other awards such as airline tickets, cruises and car rentals. As we exercise significant influence over the operation of HHW but lack a controlling financial interest, our investment in HHW is accounted for under the equity method.

        HHonors is provided as a guest loyalty program to participating hotels. HHW charges the cost of operating the program, including the estimated fair value of award redemption, to participating hotels based on member's qualifying expenditures. The charges do not include a markup or profit element. We record our share of program costs, which we expense and pay to HHW based upon contractual amounts when qualified members stay at our hotels. When members redeem awards at our hotels, we receive contractual amounts from HHW.

Earnings Per Share (EPS)

        Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for 2001, 2002 and 2003 were 369 million, 374 million and 378 million, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of the assumed exercise of stock options and convertible securities increased the weighted average number of common shares by 25 million, 27 million and 15 million in 2001, 2002 and 2003, respectively. In addition, the increase to net income resulting from interest on convertible securities assumed to have not been paid was approximately $15 million in 2001, $16 million in 2002, and $6 million in 2003.

Stock-Based Compensation

        We apply Accounting Principles Board Opinion 25 and related interpretations in accounting for our stock-based compensation plans. No compensation cost is reflected in net income related to our stock option plans for the periods presented, as all options had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. Had the expense for our stock-based compensation plans been determined using the fair value based method defined in FAS 123, "Accounting for Stock-Based Compensation," our net income and net income per share would have been reduced to the pro forma amounts indicated below:

	2001	2002	2003
Net income
As reported	$166	198	164
Incremental compensation expense	16	20	17

As adjusted	$150	178	147

Basic earnings per share
As reported	$.45	.53	.43

As adjusted	$.41	.48	.39

Diluted earnings per share
As reported	$.45	.53	.43

As adjusted	$.41	.48	.39

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2002 and 2003, respectively: dividend yield of one percent for each of the three years; expected volatility of 48, 34 and 35 percent; risk-free interest rates of 5.2, 4.6 and 3.0 percent and expected lives of six years for 2001 and five years for both 2002 and 2003.

        We also provide supplemental retirement benefits to eligible senior officers in the form of fixed stock units that settle for shares of our common stock on a one-for-one basis. The compensation expense associated with the benefits is expensed over a four year vesting period. The aggregate expense under these plans totaled $8 million, $7 million and $6 million in 2001, 2002 and 2003, respectively.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from our estimates and assumptions.

Reclassifications

        Our proportionate share of equity in earnings from unconsolidated affiliates has been reclassified in our consolidated statements of income to a separate account classification entitled "Operating income from unconsolidated affiliates." The reclassification resulted in a reduction of revenue totaling $41 million and $31 million in 2001 and 2002, respectively. The reclassification had no impact on our operating income, total or per share net income, cash flow or financial position. Certain other prior period amounts have been reclassified to conform with the current year presentation.

New Accounting Standards

        Effective January 1, 2002 we adopted FAS 142, "Goodwill and Other Intangible Assets." The rules require that goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment. We expect to receive future benefits from previously acquired goodwill and brands over an indefinite period of time and therefore no longer amortize them. Our impairment reviews of goodwill and brands did not result in an impairment charge in 2002 or 2003. As required by FAS 142, the results for the periods prior to its adoption have not been restated. The reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill and brand amortization net of the related tax effect for the year ended December 31, 2001 are as follows:

Net income
As reported	$166
Goodwill and brand amortization, net of tax	49

As adjusted	$215

Basic earnings per share
As reported	$.45

As adjusted	$.58

Diluted earnings per share
As reported	$.45

As adjusted	$.57

        In January 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) issued EITF Issue 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred." In accordance with Issue 01-14 we changed our method of reporting reimbursable costs incurred on behalf of managed hotel properties and franchisees. We report reimbursements from managed properties and franchisees as revenue and the related costs as expenses. These costs, which related primarily to payroll costs at managed properties where we are the employer, are reflected in reimbursed costs within both revenue and expenses in the consolidated statements of income. Revenue and expenses for 2001 have been reclassified to conform with the current presentation. These reimbursements totaled $943 million in 2001. Since the reimbursements are made based upon the costs incurred with no added margin, the adoption of this guidance has no effect on our operating income, total or per share net income, cash flow or financial position.

        In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that guarantees issued after December 31, 2002 be recorded as liabilities at fair value, with the offsetting entry recorded based on the circumstances in which the guarantee was issued. Adoption of FIN 45 had no impact on our historical consolidated financial statements as existing guarantees are not subject to the measurement provisions of FIN 45. Adoption and implementation of FIN 45 for new guarantees did not have a material impact on our consolidated financial statements in 2003.

        In December 2002, the FASB issued FAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123." This statement provides alternate methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. This statement also amends the disclosure requirements of FAS 123 and Accounting Principles Board Opinion 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim consolidated financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. We have adopted the disclosure provisions of FAS 148.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities" to expand upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Under previous accounting guidance, we generally have included another entity in our consolidated financial statements only if we have a controlling financial interest in the entity through voting or other interests. FIN 46 changes that guidance by requiring a variable interest entity (VIE), as defined, to be consolidated by the company that is subject to a majority of the risk of loss from the VIE's activities, or is entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosure about VIEs that a company is not required to consolidate, but in which it has a significant variable interest. These disclosures include the nature, purpose, size and activity of the VIE as well as the holder's maximum exposure to losses as a result of involvement with the VIE.

        Our evaluation of the provisions of FIN 46 as it relates to our various forms of arrangements has focused primarily on reviewing the key terms of our joint venture agreements, management contracts and franchise agreements against the criteria in FIN 46 to determine if any of these arrangements qualify as VIEs. In general, a VIE represents a structure used for business purposes that either does not have equity investors with voting rights or that has equity investors that do not provide sufficient financial resources for the entity to support its activities.

        In the first quarter of 2003, we adopted FIN 46 for VIEs created after January 31, 2003, which resulted in no impact to our consolidated financial statements. In December 2003, the FASB issued a revised FIN 46 (FIN 46R) that replaced the original interpretation and codified proposed modifications and other decisions previously issued through certain FASB Staff Positions including the deferral of the effective date of applying FIN 46R to certain variable interests created before February 1, 2003. FIN 46R is effective March 31, 2004 for such arrangements. We are currently evaluating the provision of FIN 46R as it relates to our joint venture agreements, management contracts and franchise agreements created before February 1, 2003. Although our evaluation is continuing, we have not identified VIEs in our joint ventures, management contracts or franchise agreements, and therefore we currently expect any disclosure or consolidation requirements will be immaterial.

        In May 2003, the FASB issued FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which is effective for the quarter ending September 30, 2003 for financial instruments existing at May 31, 2003. This statement requires three classes of freestanding financial instruments that embody obligations of the issuer to be classified as liabilities at fair value. Adoption of FAS 150 did not have a material impact on our consolidated financial statements.

        In December 2003, the FASB issued a revised FAS 132 (FAS 132R), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises the required footnote disclosures without changing the measurement or recognition provisions of existing postretirement benefit accounting literature. The disclosure provisions of FAS132R require additional disclosures regarding the types of plan assets, plan obligations, cash flows, our investment strategy, measurement dates and the components of net periodic benefit cost recognized. This statement also amends the disclosure requirements of Accounting Principles Board Opinion 28, "Interim Financial Reporting," to require prominent disclosures in our interim consolidated financial statements of the net periodic benefit cost and significant changes to actual contributions and projected contributions to fund benefit plans. We have adopted the disclosure provisions of FAS 132R.

ACQUISITIONS AND DISPOSITIONS

Acquisition of the Hilton Waikoloa Village

        In May 2002, we purchased our partner's interest in the 1,240-room Hilton Waikoloa Village on Hawaii's Big Island, a property we manage and in which we previously had an ownership interest of approximately 13 percent. We acquired the remaining 87 percent interest for approximately $155 million, consisting of $75 million in cash and 5.2 million shares of our common stock. In 2003, we completed the final determination of the fair value of the fixed assets acquired, which resulted in an increase to goodwill totaling approximately $21 million.

Asset Dispositions

        In the 2003 first quarter, we sold four Homewood Suites by Hilton properties in two separate transactions for approximately $40 million. We continue to operate three of the hotels under long-term management agreements and we have retained a long-term franchise contract on the fourth hotel. In the fourth quarter of 2003, an Embassy Suites hotel in which we held a 65% interest was sold, resulting in a net pre-tax loss of approximately $4 million. Also in the 2003 fourth quarter, we sold certain marketable securities, which resulted in a pre-tax gain of approximately $2 million. In addition, we wrote off the value assigned to certain long-term management and franchise agreements that were terminated in 2003 totaling approximately $4 million. In the aggregate, these transactions resulted in a net pre-tax loss on asset dispositions of $6 million in 2003.

        In 2002, we entered into a $125 million facility with a wholly owned subsidiary of GE Capital for the sale of notes receivable originated by our timeshare business. During 2002, we completed two sales of notes receivable under the facility, totaling approximately $119 million. These transactions resulted in a gain of approximately $5 million. Also in 2002, we completed the sale of two owned, two leased and seven managed properties operating as Harrison Conference Centers for approximately $49 million. We recorded a $16 million pre-tax book loss on the sale. However, the sale generated a capital gain for tax purposes, which enabled us to utilize existing tax loss carryforwards that had been fully reserved in prior periods. The transaction, including the impact of the reduction of the valuation allowance associated with the capital loss tax carryforwards, resulted in a $16 million book tax benefit. Thus, on an after-tax basis, the sale had no impact on reported net income. The total pre-tax loss on asset dispositions of $14 million in 2002 represents the $11 million net pre-tax loss on the aforementioned asset sales and a loss of approximately $3 million primarily as a result of writing off the value assigned to several long-term management and franchise agreements which were terminated during the year.

        On December 31, 2001, we sold the Red Lion hotel chain to WestCoast Hospitality Corporation through a sale of the capital stock of Red Lion Hotels, Inc. The Red Lion portfolio consisted of 41 Red Lion hotels (eight owned, 11 leased and 22 franchised) and two Doubletree hotels (one owned and one leased) with a total of approximately 6,500 rooms. Total consideration of approximately $51 million included approximately $21 million of cash and approximately $30 million in redeemable preferred stock of WestCoast. The preferred stock is in two $15 million series, which pay preferred dividends of 7% and 10% annually. The preferred stock is accounted for as a cost basis investment in our consolidated financial statements.

        Our total pre-tax loss on asset dispositions was $44 million in 2001, $42 million of which was attributable to the Red Lion sale. As the Red Lion sale also resulted in a large capital loss for tax purposes, we were able to carry back a portion of this loss to offset capital gains recorded in prior years. The transaction, including the impact of the capital loss tax carrybacks, resulted in a $47 million book tax benefit. Thus, on an after-tax basis, the sale of Red Lion Hotels, Inc. capital stock resulted in a gain of approximately $5 million.

CNL Transactions

        Since 2001, we have entered into three separate joint venture agreements with CNL Hospitality Corp. In the third quarter of 2001, we sold one hotel directly to CNL and contributed two hotels to our first partnership with CNL, which owns a total of four hotels. We hold a 30 percent ownership interest in the partnership and manage the four hotels under long-term agreements. The gain resulting from the sale and contribution of these hotels has been deferred and will be recognized over the life of the long-term management contracts we retained on each of the properties. As part of the transaction, we received a distribution of approximately $43 million from the partnership. This distribution is reflected as proceeds from asset dispositions in the accompanying consolidated statements of cash flow.

        In the fourth quarter of 2002, we entered into our second partnership with CNL to acquire seven hotel properties. The partnership acquired the 500-room Doubletree at Lincoln Centre in Dallas, Texas and the 428-room Sheraton El Conquistador Resort and Country Club in Tucson, Arizona in December 2002. Both properties have been converted to the Hilton brand. In connection with the formation of the joint venture, we contributed $11 million to the partnership in December 2002.

        In the first quarter of 2003, we contributed the 437-room Hilton Rye Town in Rye Brook, New York and CNL contributed the 630-room Doubletree Crystal City in Arlington, Virginia to the second partnership. The gain resulting from our contribution of the Hilton Rye Town of approximately $35 million has been deferred and will be recognized over the life of the long-term management contract retained on the property. Also in the first quarter of 2003, the partnership acquired the 257-suite Embassy Suites Santa Clara in Santa Clara, California, the 267-suite Embassy Suites Crystal City in Arlington, Virginia, and the 174-suite Embassy Suites Orlando Airport in Orlando, Florida. We operate all seven hotels under long-term management contracts and have a 25% ownership interest in the partnership.

        In connection with the structuring of the CNL partnership, including our contribution of the Hilton Rye Town, we received a cash distribution totaling approximately $46 million in the 2003 first quarter. This distribution is reflected as proceeds from asset dispositions in the accompanying consolidated statements of cash flow. In addition, the tax gain resulting from the contribution of the Hilton Rye Town enabled us to utilize capital loss tax carryforwards, resulting in a reduction in our provision for income taxes totaling approximately $4 million.

        In the fourth quarter of 2003, we entered into our third partnership with CNL to own two hotel properties. We contributed the 544-room Capital Hilton in Washington, D.C. and the 394-room Hilton La Jolla Torrey Pines outside of San Diego, California to the partnership. The gain resulting from our contribution of the two hotels totaling approximately $57 million has been deferred and will be recognized over the life of the long-term management contracts retained on the properties. We have a 25% ownership interest in the partnership. In connection with this transaction, we received a distribution from the partnership of approximately $190 million. This distribution is reflected as proceeds from asset dispositions in the accompanying consolidated statements of cash flow. This transaction also resulted in tax gains that enabled us to utilize capital loss tax carryforwards, resulting in a reduction in our provision for income taxes totaling approximately $22 million.

IMPAIRMENT LOSS AND RELATED COSTS

        Results in 2003 include impairment loss and related costs totaling $22 million. These costs include a $17 million pre-tax charge in the first quarter related to the decline in value of certain equity securities held by us. The decline in value of the securities was deemed to be other-than-temporary in the 2003 first quarter, thus requiring an earnings charge, primarily based on the length of time the securities had traded below cost. This charge is included in the corporate and other unallocated expenses portion of our segment results. The 2003 charge also includes a $4 million fair value adjustment in our Hotel Ownership segment to reduce the carrying value of an owned Red Lion hotel and a $1 million fair value adjustment in our Managing and Franchising segment to reduce the carrying value of a Doubletree management contract. Both charges resulted from an impairment analysis performed in the fourth quarter of 2003.

        Results in 2002 include a charge of $21 million for mold remediation in certain areas of the Hilton Hawaiian Village. The charge includes approximately $17 million for remediation efforts at the property's Kalia Tower, which is included in our Hotel Ownership segment, and approximately $4 million for remediation efforts at the Lagoon Tower timeshare development. The Kalia Tower successfully reopened to hotel guests in September 2003.

INVENTORIES

        Included in inventories at December 31, 2002 and 2003 are unsold intervals at our vacation ownership properties of $124 million and $180 million, respectively. Inventories are valued at the lower of cost or estimated net realizable value.

INVESTMENTS AND NOTES RECEIVABLE

        Investments and notes receivable at December 31, 2002 and 2003 are as follows:

	2002	2003
	(in millions)
Equity investments
Hotels	$255	274
Other	30	28
Timeshare notes receivable, with an average rate of 13.5%, due 2004 to 2013	96	165
Other notes receivable, with an average rate of 7.3%, due 2004 to 2015	73	71
Marketable securities	21	21
Other investments	31	31

	506	590
Less current portion of notes receivable	(16)	(32)

Total	$490	558

        Notes receivable are reflected net of allowances for uncollectable amounts of $8 million and $11 million as of December 31, 2002 and 2003, respectively.

        Our investments in unconsolidated affiliates accounted for under the equity method totaled $285 million and $302 million at December 31, 2002 and 2003, respectively, representing approximately three percent and four percent of total assets at the end of 2002 and 2003, respectively. At December 31, 2003, our unconsolidated affiliates accounted for under the equity method had total assets of approximately $2.45 billion and total debt of approximately $1.31 billion. Of the $1.31 billion of total debt, $1.25 billion is secured solely by the affiliate's assets or is guaranteed by other partners without recourse to us. We are the creditor on $49 million of the $1.25 billion of debt.

PROPERTY AND EQUIPMENT

        Property and equipment at December 31, 2002 and 2003 are as follows:

	2002	2003
	(in millions)
Land	$561	535
Buildings and leasehold improvements	3,698	3,587
Furniture and equipment	929	846
Property held for sale or development	40	40
Construction in progress	61	14

	5,289	5,022
Less accumulated depreciation	(1,318)	(1,381)

Total	$3,971	3,641

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses at December 31, 2002 and 2003 are as follows:

	2002	2003
	(in millions)
Accounts and notes payable	$108	84
Accrued compensation and benefits	151	147
Deposits	17	21
Accrued property tax	29	29
Accrued interest	37	35
Other accrued expenses	218	237

Total	$560	553

LONG-TERM DEBT

        Long-term debt at December 31, 2002 and 2003 is as follows:

	2002	2003
	(in millions)
Industrial development revenue bonds at adjustable rates, due 2015	$82	82
Senior notes, with an average rate of 7.3%, due 2007 to 2031(1)	2,050	2,049
7% Senior notes, due 2004(2)	325	325
Mortgage notes, 4.0% to 8.6%, due 2006 to 2022(1)	353	348
7.95% Collateralized borrowings, due 2010	486	479
Chilean inflation-indexed note, effective rate of 7.65%, due 2009(1)	100	119
5% Convertible subordinated notes due 2006	497	—
3.375% Contingently convertible senior notes due 2023	—	575
Revolving loans	670	160
Other	2	2

	4,565	4,139
Less current maturities of long-term debt	(11)	(338)

Net long-term debt	$4,554	3,801

(1)
Interest rates include the impact of interest rate swaps.

(2)
Represents balances assumed by Caesars (formerly Park Place) in connection with the December 31, 1998 spin-off of our gaming business.

        Interest paid, net of amounts capitalized, was $324 million, $291 million and $261 million in 2001, 2002 and 2003, respectively. Capitalized interest totaled $10 million, $5 million and $7 million in 2001, 2002 and 2003, respectively.

        Debt maturities are as follows:

(in millions)
2004(1)	$338
2005	14
2006	48
2007	433
2008	596
Thereafter	2,710

Total	$4,139

(1)
Includes $325 million of senior notes assumed by Caesars (formerly Park Place) in connection with the December 31, 1998 spin-off of our gaming business.

        In June 1998, we entered into a five-year $500 million revolving credit facility to acquire the remaining 50% interest in the Hilton Hawaiian Village. In May 2003, this facility was repaid and the commitment was extinguished.

        In August 2003, we established a new five-year revolving credit facility in the amount of $1 billion, with an option to increase the size of the facility by an additional $250 million. This facility replaced our $1.2 billion revolving facility which was set to expire in November 2004 and our $150 million 364-day revolving facility which was set to expire in November 2003, and the commitment under these facilities was extinguished. As of December 31, 2003, $160 million of borrowings were outstanding under the $1 billion revolver. Borrowings under this facility bear interest at LIBOR plus a spread based on our public debt rating or leverage ratio. The all-in borrowing cost under this facility was approximately LIBOR plus 125 basis points at December 31, 2003. The capacity under our revolver is also used to support certain outstanding letters of credit. Total revolving debt capacity of approximately $670 million was available to us at December 31, 2003.

        In the second quarter of 2003, we sold $575 million of 3.375% Convertible Senior Notes due 2023 in a private placement transaction. The notes are convertible into shares of our common stock at an initial conversion price of $22.50 per share of common stock, upon the occurrence of certain events. We used the net proceeds from the offering to redeem our 5% Convertible Subordinated Notes due 2006 and to repay indebtedness under our existing revolving credit facility. We have filed a registration statement with the Securities and Exchange Commission registering the notes and underlying convertible securities for resale.

        In October 1997, we filed a shelf registration statement with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. At December 31, 2003, available financing under the shelf totaled $825 million. The terms of any additional securities offered under the shelf will be determined by market conditions at the time of issuance.

        In connection with the spin-off in 1998 of our gaming business to a new corporation named Park Place Entertainment Corporation, Park Place assumed and agreed to pay 100% of the amount of each payment required to be made by us under the terms of the indentures governing our $325 million 7% Senior Notes due 2004. Because these notes remain our legal obligation, they are included in our long-term debt balance and a long-term receivable from Park Place in an equal amount is included in our 2002 consolidated balance sheet. These notes are classified in our 2003 balance sheet as current maturities of long-term debt with the offsetting receivable classified in other current assets. In January 2004, Park Place changed their name to Caesars Entertainment, Inc. We remain obligated to make any payment Caesars fails to make under these notes.

        In November 2002, we entered into a derivative contract which swaps the fixed interest payments on our $375 million 7.95% Senior Notes due 2007 to a floating interest rate equal to the six-month London Interbank Offered Rate plus 415 basis points. In connection with our $100 million 7.43% bonds due 2009 denominated in Chilean pesos, we have a derivative contract which swaps the principal payment to a fixed U.S. dollar amount of $100 million and fixed interest payments at 7.65% of that amount. We also have a derivative contract which swaps the floating rate mortgage of a majority owned hotel, with a principal balance of $35 million at December 31, 2003, to a fixed interest rate. As of December 31, 2003, approximately 17% of our long-term debt (excluding the Caesars allocated debt and including the impact of interest rate swaps) was floating rate debt.

        Provisions under various loan agreements require us to comply with certain covenants which include limiting the amount of our outstanding indebtedness. Our revolving credit facilities contain two significant financial covenants: a leverage ratio and a debt service coverage ratio. We are in compliance with our loan covenants as of December 31, 2003.

        Provisions of the financing agreement related to our 7.95% collateralized borrowings due 2010 require that certain cash reserves be maintained and also restrict the transfer of excess cash generated by the related properties from the subsidiary hotels to the parent company if net cash flow falls below a specified level (the cash trap). The cash trap became effective in 2003 due to reduced cash flow from the collateralized properties, primarily the Hilton San Francisco. As of December 31, 2003, cash restricted under the terms of the collateralized borrowings, including required reserves and the cash trap, totaled $42 million. The impact of the cash trap, which is expected to remain in effect throughout 2004, is not expected to have a material impact on our liquidity.

FINANCIAL INSTRUMENTS

        The estimated fair values of our financial instruments at December 31, 2002 and 2003 are as follows:

	2002		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and equivalents and long-term marketable securities	$75	75	103	103
Timeshare notes receivable (including current portion)	96	100	165	169
Other notes receivable (including current portion)	73	74	71	70
Derivative assets	7	7	26	26
Long-term debt (including current maturities)	(4,565)	(4,571)	(4,139)	(4,464)
Derivative liabilities	(9)	(9)	(2)	(2)

Cash Equivalents and Long-Term Marketable Securities

        The fair value of cash equivalents and long-term marketable securities is estimated based on the quoted market price of the investments.

Timeshare and Other Notes Receivable

        The estimated fair value of timeshare and other notes receivable is based on recent market prices or the expected future cash flows discounted at risk adjusted rates.

Long-Term Debt

        The estimated fair value of long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.

Derivative Instruments

        The fair value of derivative assets and liabilities is based on the present value of estimated future cash flow, including the use of foreign currency forward exchange rates, as appropriate.

INCOME TAXES

        The provision for income taxes for the three years ended December 31 are as follows:

	2001	2002	2003
	(in millions)
Current
Federal	$83	129	77
State, foreign and local	34	20	16

	117	149	93
Deferred	(40)	(68)	(40)

Total	$77	81	53

        During 2001, 2002 and 2003, we paid income taxes of $150 million, $58 million and $44 million, respectively, net of refunds received.

        The income tax effects of temporary differences between financial and income tax reporting that gave rise to deferred income tax assets and liabilities at December 31, 2002 and 2003 are as follows:

	2002	2003
	(in millions)
Deferred tax assets
Compensation	$88	75
Deferred income	15	—
Insurance	34	49
Business combination expense	1	—
Franchise system funds	13	17
Reserves	3	20
NOL carryforwards, expiring 2005 to 2008	1	1
Capital loss carryforward, expiring 2006	47	14

	202	176
Valuation allowance	(52)	(19)

	150	157

Deferred tax liabilities
Basis difference	(213)	(187)
Property	(224)	(181)
Investments	(84)	(86)
Brand value	(390)	(378)
Deferred income	—	(4)
Accrued interest expense	—	(9)
Other	(3)	(9)

	(914)	(854)

Net deferred tax liability	$(764)	(697)

        The reconciliations of the Federal income tax rate to our effective tax rate for the three years ended December 31 are as follows:

	2001	2002	2003
Federal income tax rate	35.0%	35.0	35.0
Increase (reduction) in taxes
State and local income taxes, net of Federal tax benefits	3.9	1.5	.8
Foreign taxes, net	3.1	2.0	2.3
Goodwill	4.7	—	—
Federal income tax credits	(4.4)	(2.9)	(3.8)
Disposition of Red Lion Hotels, Inc. capital stock	(13.4)	—	—
Change in deferred tax asset valuation allowance	—	(8.4)	(13.3)
Option exercises	—	—	4.4
Refund claim	—	—	(2.8)
Other	1.9	1.2	1.2

Effective tax rate	30.8%	28.4	23.8

        Capital loss tax carryforwards available to offset future capital gains are recorded as deferred tax assets and are fully reserved until evidence indicates it is more likely than not that the benefit will be realized. The deferred tax assets related to capital loss tax carryforwards are fully reserved at December 31, 2003.

        Our tax provision, deferred taxes and effective rate in 2003 were impacted by a reduction in the valuation allowance for capital loss tax carryforwards, primarily as a result of the transactions with CNL. In addition, our tax provision, deferred taxes and effective rate were impacted by a reduction in the valuation allowance for capital loss tax carryforwards due to higher than expected utilization on our 2002 Federal tax return filed in 2003, as well as a settlement relating to a tax liability associated with a prior year tax return. These items resulted in a reduction of the tax provision and effective rate in 2003. These benefits were partially offset by the write-off of an unutilized deferred tax asset resulting from a September stock option exercise. Excluding the impact of these items, our effective rate in 2003 was 35%.

        Deferred taxes were also impacted in 2003 by the settlement and closure of certain tax audits and the adjustment of certain deferred tax balances, each related to our acquisition of Promus Hotel Corporation in 1999. In accordance with the provisions of FAS 109, these changes in estimates were reflected as an adjustment of goodwill related to the Promus acquisition and did not impact the tax provision in 2003. These adjustments resulted in a reduction of both goodwill and deferred income taxes and other liabilities totaling approximately $48 million.

        Our tax provision, deferred taxes and effective rate in 2002 were impacted by asset sales, which generated capital gains for tax purposes, enabling us to utilize capital loss tax carryforwards generated by the Red Lion sale in 2001. The reduction of the valuation allowance for capital loss tax carryforwards resulted in a reduction of the tax provision and effective rate in 2002. Also in 2002, our tax provision, deferred taxes and effective rate were impacted by higher than expected utilization of capital loss tax carryforwards on our 2001 Federal tax return filed in 2002. This reduction in the valuation allowance for capital loss tax carryforwards also resulted in a reduction of the tax provision and effective rate for 2002. Excluding the impact of asset sales and the impact of the higher utilization of capital loss tax carryforwards on our 2002 Federal tax return, our effective rate in 2002 was 37%.

        Our tax provision, deferred taxes and effective rate in 2001 were impacted by the sale of the Red Lion Hotels, Inc. capital stock on December 31, 2001. The sale resulted in a large capital loss for tax purposes. A portion of the capital loss was carried back to offset capital gains recorded in prior years, resulting in a reduction of the tax provision and effective tax rate in 2001. Excluding the impact of the Red Lion sale, our effective tax rate in 2001 was 43%.

STOCKHOLDERS' EQUITY

        Five hundred million shares of common stock with a par value of $2.50 per share are authorized, of which 384 million and 389 million were issued at December 31, 2002 and 2003, respectively, including treasury shares of eight million in both 2002 and 2003. We have 25 million shares of preferred stock with a par value of $1.00 per share authorized for issuance. No preferred shares were issued or outstanding at December 31, 2002 and 2003.

        Our Board of Directors has approved our repurchase of up to 20 million shares of our common stock pursuant to a stock repurchase program. The timing of stock purchases are made at the discretion of management. There were no shares repurchased during 2001, 2002 or 2003. As of December 31, 2003, 9.3 million shares remained authorized for repurchase under this authority.

        We have a Preferred Share Purchase Rights Plan under which a right is attached to each share of our common stock. The rights may only become exercisable under certain circumstances involving actual or potential acquisitions of 20% or more of our common stock by certain people or groups. Depending on the circumstances, if the rights become exercisable, the holder may be entitled to purchase units of our junior participating preferred stock, shares of our common stock or shares of common stock of the acquiror. The rights remain in existence until November 2009 unless they are terminated, exercised or redeemed.

STOCK PLANS

        At December 31, 2003, 46 million shares of common stock were reserved for the exercise of options under our stock incentive plans. Options may be granted to salaried officers, directors and other key employees to purchase our common stock at not less than the fair market value at the date of grant. Generally, options may be exercised in installments commencing one year after the date of grant. The stock incentive plans also permit the granting of Stock Appreciation Rights (SARs). No SARs have been granted as of December 31, 2003.

        A summary of the status of our stock option plans as of December 31, 2001, 2002 and 2003, and changes during the years ending on those dates, is presented below:

	Options Price Range (per share)	Weighted Average Price (per share)	Options Outstanding	Available for Grant
Balance at December 31, 2000	$4.68—27.53	$13.66	28,283,017	29,055,457

Granted	10.64—12.22	12.20	5,986,300	(5,986,300)
Exercised	4.68—11.08	9.52	(335,206)	—
Cancelled	6.66—20.56	13.66	(1,402,975)	1,218,437

Balance at December 31, 2001	6.66—27.53	13.44	32,531,136	24,287,594

Granted	11.85—13.95	11.86	7,469,400	(7,469,400)
Exercised	6.66—14.84	9.86	(1,455,096)	—
Cancelled	6.66—20.66	12.40	(1,654,675)	1,624,900

Balance at December 31, 2002	6.66—27.53	13.33	36,890,765	18,443,094

Granted	11.87—13.40	11.88	7,144,775	(7,144,775)
Exercised	6.66—16.23	11.46	(9,542,341)	—
Cancelled	6.66—19.65	13.27	(1,248,825)	1,209,025

Balance at December 31, 2003	6.66—27.53	13.56	33,244,374	12,507,344

        The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.66—10.64	3,723,396	5.6	$ 9.23	2,352,221	$ 9.26
11.08—11.85	6,676,050	7.8	11.82	1,573,725	11.73
11.87—13.40	11,069,231	8.3	12.00	1,799,256	12.24
13.63—27.53	11,775,697	4.4	17.37	9,775,697	15.30

6.66—27.53	33,244,374	6.5	13.56	15,500,899	13.66

EMPLOYEE BENEFIT PLANS

        We have a noncontributory retirement plan (Basic Plan) which covers many of our non-union employees. Benefits are based upon years of service and compensation, as defined. The annual measurement date for the Basic Plan is December 31. Since December 31, 1996, employees have not accrued additional benefits under the Basic Plan. Therefore, the projected benefit obligation is equal to the accumulated benefit obligation, and both are referred to simply as the "benefit obligation" below. Plan assets will be used to pay benefits due employees for service through December 31, 1996. As employees have not accrued additional benefits since 1996, we do not utilize a rate of compensation increase assumption in calculating our benefit obligation. The assumptions used to determine our benefit obligations at December 31, 2002 and 2003 are as follows:

	2002	2003
Discount Rate	6.75%	6.00

        The rollforwards of our benefit obligations and fair value of plan assets for the years ended December 31, 2002 and 2003 are as follows:

	2002	2003
	(in millions)
Benefit obligation at beginning of year	$263	257
Interest cost	16	18
Actuarial (gain) loss	(8)	39
Benefits paid	(14)	(17)

Benefit obligation at end of year	$257	297

	2002	2003
	(in millions)
Fair value of plan assets at beginning of year	$269	262
Actual return on plan assets	7	33
Benefits paid	(14)	(17)

Fair value of plan assets at end of year	$262	278

        The investment objectives for the Basic Plan are preservation of capital, current income and long-term growth of capital. Substantially all plan assets are managed by outside investment managers. Asset allocations are reviewed quarterly. Equity securities are primarily S&P 500 and S&P 400 index funds. Equity securities include Hilton common stock in the amounts of $12 million and $14 million at December 31, 2002 and 2003, respectively, representing approximately 5% of total plan assets in each period. Debt securities are U.S. Treasury and government agency debt securities. The expected long-term return on plan assets is based on the following assumed rates of return for the assets held: 4% to 7% for government debt securities and 8% to 10% for U.S. common stocks. The asset allocations for the Basic Plan, as a percentage of total plan assets at December 31, 2002 and 2003, are as follows:

	2002	2003
Equity securities	32%	50
Debt securities	68	50

Total	100%	100

        The following table provides a reconciliation between the funded status of the Basic Plan and the accrued benefit cost liability on the balance sheet for the years ended December 31, 2002 and 2003, as well as the other components recognized in our consolidated balance sheets:

	2002	2003
	(in millions)
Funded status	$5	(19)
Unrecognized actuarial (gain) loss	(14)	12
Unamortized prior service cost	6	5

Accrued benefit cost	(3)	(2)
Intangible assets	—	5
Additional minimum liability	—	(16)
Accumulated other comprehensive loss, excluding tax impact	—	11

Net amount recognized	$(3)	(2)

        Comprehensive income for 2003 includes a net $7 million adjustment reflecting the $11 million increase related to the minimum pension liability shown in the table above, net of the deferred tax impact. There was no such adjustment in 2002 or 2001.

        As described above, employees have not accrued additional benefits under the Basic Plan since 1996. Therefore, we do not utilize a rate of compensation increase assumption in calculating the net periodic benefit cost. The key actuarial assumptions used to determine the annual benefit cost for the years ended December 31, 2001, 2002 and 2003 are as follows:

	2001	2002	2003
Discount Rate	7.25%	7.00	6.75
Expected long-term return on plan assets	7.25	7.25	7.25

        Our annual benefit (cost)/income for the years ended December 31, 2001, 2002 and 2003 consisted of the following:

	2001	2002	2003
	(in millions)
Expected return on plan assets	$20	19	20
Interest cost	(18)	(16)	(18)
Amortization of prior service cost	(1)	(1)	(1)
Amortization of net gain	2	3	—

Net annual benefit income	$3	5	1

        We do not expect to make any contribution to the Basic Plan in 2004. As of December 31, 2003, the benefits expected to be paid in the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

(in millions)
2004	$16
2005	16
2006	17
2007	17
2008	17
2009-2013	92

        We also have plans covering qualifying employees and non-officer directors (Supplemental Plans). Benefits for the Supplemental Plans are based upon years of service and compensation, as defined. Since December 31, 1996, employees and non-officer directors have not accrued additional benefits under the Supplemental Plans. These plans are self-funded by us and therefore have no plan assets isolated to pay benefits due employees. As of December 31, 2002 and 2003, these plans have benefit obligations of $8 million and $9 million, respectively, which are fully accrued in our consolidated balance sheets. Pension expense under the Supplemental Plans for the years ended December 31, 2001, 2002 and 2003 was not significant.

        Certain employees are covered by union sponsored, collectively bargained multi-employer pension plans. We contributed and charged to expense $18 million per year for the years ended December 31, 2001, 2002 and 2003 for such plans. Information from the plans' administrators is not sufficient to permit us to determine our share, if any, of unfunded vested benefits.

        We have various employee investment plans whereby we contribute certain percentages of employee contributions. The aggregate expense under these plans totaled $10 million in 2001, $11 million in 2002 and $12 million in 2003.

SEGMENT INFORMATION

        Our operations consist of three reportable segments which are based on similar products or services: Hotel Ownership, Managing and Franchising, and Timeshare. The Hotel Ownership segment derives revenue primarily from owned, majority owned and leased hotel properties. The Managing and Franchising segment provides services including hotel management and licensing of our family of brands to franchisees. This segment generates its revenue from fees charged to hotel owners. The Timeshare segment consists of multi-unit timeshare resorts. This segment produces its results from the sale and financing of timeshare intervals and operating timeshare resorts. Segment results are presented net of consolidating eliminations for fee based services at the operating income level, without allocating corporate expenses, which is the basis used by management to evaluate segment performance.

        Segment assets as of December 31 are as follows:

	2002	2003
	(in millions)
Assets
Hotel Ownership	$5,278	5,001
Managing and Franchising	2,114	2,048
Timeshare	257	425
Corporate and other	699	704

Total assets	$8,348	8,178

        At December 31, 2003, the Hotel Ownership segment includes goodwill and brand values totaling $609 million and $98 million, respectively, and the Managing and Franchising segment includes goodwill and brand values totaling $631 million and $872 million, respectively. Prior to the adoption of FAS 142 in 2002, goodwill and brands were not allocated among the segments.

        Segment results for the three years ended December 31 are as follows:

	2001	2002	2003
	(in millions)
Revenue
Hotel Ownership	$2,347	2,239	2,167
Managing and Franchising	1,285	1,281	1,307
Timeshare	320	296	345

Total revenue	$3,952	3,816	3,819

Operating Income
Hotel Ownership	$470	412	343
Managing and Franchising	290	278	284
Timeshare	86	73	82
Corporate and other unallocated expenses	(214)	(160)	(194)

Total operating income	632	603	515
Interest and dividend income	64	43	29
Interest expense	(385)	(328)	(295)
Interest expense, net, from unconsolidated affiliates	(17)	(19)	(20)
Net loss on asset dispositions	(44)	(14)	(6)

Income before income taxes and minority interest	250	285	223
Provision for income taxes	(77)	(81)	(53)
Minority interest, net	(7)	(6)	(6)

Net income	$166	198	164

LEASES

        We lease hotel properties and land under operating leases. As of December 31, 2003, we leased seven hotels. Our hotel leases require the payment of rent equal to the greater of a minimum rent or percentage rent based on a percentage of revenue or income, and expire through December 2020, with varying renewal options. Our land leases represent ground leases for certain owned hotels and, in addition to minimum rental payments, may require the payment of additional rents based on varying percentages of revenue or income. Total rent expense incurred under our leases was $57 million, $55 million and $54 million in 2001, 2002 and 2003, respectively, which included minimum rent payments of $36 million, $37 million and $39 million in 2001, 2002 and 2003, respectively.

        Minimum lease commitments under noncancelable operating leases are as follows:

(in millions)
2004	$36
2005	35
2006	32
2007	31
2008	29
Thereafter	554

Total, through 2065	$717

COMMITMENTS AND CONTINGENCIES

        We have established franchise financing programs with third party lenders to support the growth of our Hilton Garden Inn, Homewood Suites by Hilton, Hampton and Embassy Suites hotels. As of December 31, 2003, we have provided guarantees of $50 million on loans outstanding under the programs. In addition, we have guaranteed $69 million of debt and other obligations of unconsolidated affiliates and third parties, bringing our total guarantees to approximately $119 million. Our outstanding guarantees have terms of one to nine years. We also have commitments under letters of credit totaling $87 million as of December 31, 2003. We believe it is unlikely that material payments will be required under these agreements.

        In addition, we remain a guarantor on 12 operating leases sold to WestCoast Hospitality Corporation as part of the Red Lion sale on December 31, 2001. However, we have entered into an indemnification and reimbursement agreement with WestCoast, which requires WestCoast to reimburse us for any costs and expenses incurred in connection with the guarantee. The minimum lease commitment under these 12 operating leases totals approximately $5 million annually through 2020.

        We have also provided performance guarantees to certain owners of hotels we operate under management contracts. Most of these guarantees allow us to terminate the contract rather than fund shortfalls if specified performance levels are not achieved. In limited cases, we are obligated to fund performance shortfalls. At December 31, 2003, we have two contracts containing performance guarantees with possible cash outlays totaling approximately $194 million through 2012. Funding under these performance guarantees totaled approximately $5 million in 2003, and is expected to total approximately $5 million in 2004. Funding under these guarantees in future periods is dependent on the operating performance levels of these hotels over the remaining term of the performance guarantee. Although we anticipate that the future operating performance levels of these hotels will be largely achieved, there can be no assurance that this will be the case. In addition, we do not anticipate losing any significant management contracts in 2004.

        Our consolidated financial statements at December 31, 2003 include liabilities of approximately $4 million for potential obligations under our outstanding guarantees. Under certain circumstances, we may be obligated to provide additional guarantees or letters of credit totaling $44 million, including future construction loan guarantees of an unconsolidated joint venture totaling $18 million at December 31, 2003.

        At December 31, 2003, we had contractual commitments of approximately $24 million for construction and renovation projects at certain owned and majority owned properties.

        We are subject to litigation in the ordinary course of our business. Management believes the resolution of pending lawsuits will not have a material adverse effect on our financial position or results of operations.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Hilton Hotels Corporation:

        We have audited the accompanying consolidated balance sheets of Hilton Hotels Corporation, a Delaware corporation, and subsidiaries (the Company) as of December 31, 2002 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flow for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of income, stockholders' equity, and cash flow for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 29, 2002 expressed an unqualified opinion on those statements before the revisions described in the "Summary of Significant Accounting Policies—New Accounting Standards" note to the consolidated financial statements.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hilton Hotels Corporation and subsidiaries as of December 31, 2002 and 2003, and the consolidated results of their operations and their cash flow for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

        As discussed above, the consolidated statements of income, stockholders' equity, and cash flow for the year ended December 31, 2001 were audited by other auditors who have ceased operations. These financial statements have been revised to include the following:

  •
  As described in the "Summary of Significant Accounting Policies—New Accounting Standards" note to the consolidated financial statements, certain amounts in the 2001 consolidated statement of income have been reclassified to gross-up revenue and expenses for reimbursable costs incurred on behalf of managed hotel properties and franchisees in accordance with Emerging Issues Task Force Issue No. 01-14. We audited the adjustments described in the aforementioned footnote that were applied to reclassify such amounts in the 2001 consolidated statement of income. In our opinion, such adjustments are appropriate and have been properly applied.

  •
  As described in the "Summary of Significant Accounting Policies—New Accounting Standards" note to the consolidated financial statements, the notes to the financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in the aforementioned footnote with respect to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 are appropriate.

  •
  As described in the "Summary of Significant Accounting Policies—Reclassifications" note to the consolidated financial statements, the proportionate share of equity in earnings from unconsolidated affiliates has been reclassified in the 2001 consolidated statement of income to a separate account classification entitled "Operating income from unconsolidated affiliates." We audited the adjustments described in the aforementioned footnote that were applied to reclassify such amounts in the 2001 consolidated statement of income. In our opinion, such adjustments are appropriate and have been properly applied.

        However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such revisions and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

Ernst & Young LLP
Los Angeles, California
January 30, 2004

PREDECESSOR AUDITOR'S REPORT

        THIS REPORT IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP, NOR HAS ARTHUR ANDERSEN LLP PROVIDED ITS CONSENT TO THE INCLUSION OF THEIR REPORT IN OUR FORM 10-K.

        To the Board of Directors and Stockholders of Hilton Hotels Corporation:

        We have audited the accompanying consolidated balance sheets of Hilton Hotels Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of income, stockholders' equity and cash flow for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hilton Hotels Corporation and subsidiaries as of December 31, 2000 and 2001 and the results of their operations and their cash flow for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP
Los Angeles, California
January 29, 2002

SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)

As of December 31, 2003 there were approximately 14,000 stockholders of record.

Quarterly Financial Data

	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter	Total
	(in millions, except per share amounts)
2003
Revenue		$909	976	952	982	3,819
Operating income		86	164	126	139	515
Net income		9	54	34	67	164
Basic EPS	$	..02	..14	..09	..18	..43

Diluted EPS(1)		$.02	.14	.09	.17	.43

2002
Revenue		$910	1,028	926	952	3,816
Operating income		137	203	127	136	603
Net income		34	76	48	40	198
Basic EPS	$	..09	..20	..13	..11	..53

Diluted EPS		$.09	.20	.13	.11	.53

(1)
EPS for the twelve month period in 2003 differs from the sum of quarterly EPS amounts due to the required method of computing EPS in the respective periods.

Comparable System-Wide Statistical Information(2)

Year ended December 31, 2003	Occupancy		Average Rate	RevPAR
Hilton	67.4%		$125.24	$84.36
Change from prior year	(0.6	) pts	(1.7)%	(2.6)%
Hilton Garden Inn	66.3%		$95.03	$63.02
Change from prior year	1.6	pts	(1.4)%	1.1%
Doubletree	65.0%		$100.47	$65.32
Change from prior year	(1.1	) pts	(2.0)%	(3.6)%
Embassy Suites	69.1%		$118.94	$82.24
Change from prior year	0.2	pts	(1.6)%	(1.3)%
Homewood Suites by Hilton	72.5%		$93.95	$68.14
Change from prior year	—	pts	(1.0)%	(0.9)%
Hampton	66.2%		$78.22	$51.75
Change from prior year	(0.6	) pts	0.7%	(0.2)%
Other	57.2%		$127.70	$73.00
Change from prior year	(4.1	) pts	2.3%	(4.6)%

(2)
Statistics are for comparable hotels, and include only those hotels in the system as of December 31, 2003 and owned, operated or franchised by us since January 1, 2002.

FIVE YEAR SUMMARY

	Year ended December 31,
	1999	2000	2001	2002	2003
	(dollars in millions, except per share amounts)
OPERATING DATA
REVENUE	$2,317	4,335	3,952	3,816	3,819
INCOME
Income from continuing operations	$176	272	166	198	164
Cumulative effect of accounting change	(2)	—	—	—	—

Net income	$174	272	166	198	164

BASIC EARNINGS PER SHARE
Income from continuing operations	$.66	.74	.45	.53	.43
Cumulative effect of accounting change	(.01)	—	—	—	—

Net income	$.65	.74	.45	.53	.43

DILUTED EARNINGS PER SHARE
Income from continuing operations	$.66	.73	.45	.53	.43
Cumulative effect of accounting change	(.01)	—	—	—	—

Net income	$.65	.73	.45	.53	.43

CASH DIVIDENDS PER COMMON SHARE	$.08	.08	.08	.08	.08
OTHER INFORMATION
NUMBER OF PROPERTIES AT YEAR END
Owned (1)	85	78	65	63	55
Leased	74	73	9	7	7
Joint venture	56	61	65	65	67
Managed	185	191	210	201	206
Franchised	1,352	1,492	1,612	1,721	1,808
Timeshare	27	25	25	27	30

Total	1,779	1,920	1,986	2,084	2,173

AVAILABLE ROOMS AT YEAR END
Owned (1)	36,367	35,234	33,536	34,664	32,526
Leased	12,681	12,602	2,836	2,650	2,643
Joint venture	16,171	18,148	19,604	19,093	20,556
Managed	51,979	51,122	53,776	52,004	52,088
Franchised	183,081	200,717	214,824	225,588	237,026
Timeshare	2,924	2,815	2,911	3,117	3,644

Total	303,203	320,638	327,487	337,116	348,483

(1)
Includes majority owned and controlled hotels.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

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

        As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

        The Company has adopted a Code of Business Conduct and Ethics (the "Code of Ethics") that applies to our officers, employees and directors, including the Company's principal executive officer, principal financial officer, principal accounting officer and controller or persons performing similar functions. This Code of Ethics is posted on our internet website located at www.hiltonworldwide.com (click on "Investor Relations", then "Corporate Governance"). See "Additional Information—Available Information" under Item 1.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item will be set forth under "Security Ownership of Certain Beneficial Owners and Executive Officers", "Election of Directors" and "Equity Compensation Plan Information" in our Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

Item 13.    Certain Relationships and Related Transactions

        The information required by this Item will be set forth under "Certain Relationships and Related Transactions" in our Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item will be set forth under "Election of Directors—Audit Fee Summary" and "—Audit Committee Pre-Approval Policy" in our Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  Index to Financial Statements

  1.
  Financial Statements:

      The consolidated financial statements and supplementary data are set forth under Item 8.

    2.
    Financial Statement Schedules:

      All schedules are inapplicable or the required information is included elsewhere herein.

  (b)
  Reports on Form 8-K

            We filed a Report on Form 8-K, dated January 26, 2004, filing information under "Item 5. Other Events" and furnishing information under "Item 12. Disclosure of Results of Operations and Financial Condition," with respect to our financial results for the fourth quarter and fiscal year ended December 31, 2003.

            We filed a Report on Form 8-K, dated February 27, 2004, under "Item 5. Other Events," with respect to our announcement of management promotions.

  (c)
  Exhibits

            Reference is made to the Index to Exhibits, immediately preceding the exhibits to this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 10, 2004.

HILTON HOTELS CORPORATION (Registrant)
By:	/s/ MATTHEW J. HART Matthew J. Hart Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 10, 2004.

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
3.4	By Laws of Registrant, as amended (incorporated herein by reference from Exhibit 4.2 to Registrant's Registration Statement on Form S-3 (File No. 333-18523))
3.5	Amendment to By Laws of Registrant, relating to Exhibit 3.4 hereto (incorporated herein by reference from Exhibit 3.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998)
3.6	Amendment to By Laws of Registrant, relating to Exhibits 3.4 and 3.5 hereto (incorporated herein by reference from Appendix G to Registrant's Registration Statement on Form S-4 (File No. 333-89437))
3.7
Amendment to By Laws of Registrant, relating to Exhibits 3.4, 3.5 and 3.6 hereto (incorporated herein by reference from Exhibit 3.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002)
4.1
Indenture, dated as of July 1, 1988, between Registrant and Morgan Guaranty Trust Company of New York, as Trustee, regarding Registrant's Senior Debt Securities (incorporated herein by reference from Exhibit 4.1 to Post Effective Amendment No. 1 to Registrant's Registration Statement on Form S-3 (File No. 299967))
4.2
First Supplemental Indenture, dated as of June 30, 1992, between Registrant and Morgan Guaranty Trust Company of New York, as Trustee, regarding Registrant's Senior Debt Securities, relating to Exhibit 4.1 hereto (incorporated herein by reference from Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992)
4.3
Indenture, dated as of April 22, 2003, between Registrant and BNY Western Trust Company, as Trustee, regarding Registrant's 3.375% Convertible Senior Notes due 2023, including the form of Note thereof (incorporated herein by reference from Exhibit 4.1 to Registrant's Registration Statement on Form S-3 (File No. 333-107159))

4.4.1
Indenture, dated as of April 15, 1997, between Registrant and BNY Western Trust Company, as Trustee, regarding Registrant's Debt Securities (incorporated herein by reference from Exhibit 4.3 to Registrant's Current Report on Form 8-K, dated April 15, 1997)
4.4.2
First Supplemental Indenture, dated as of December 31, 1998, among Registrant, Park Place and BNY Western Trust Company, as Trustee, regarding Registrant's Debt Securities, relating to Exhibit 4.4.1 hereto (incorporated herein by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K, dated January 8, 1999)
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
4.4.9
Officers' Certificate containing terms of 7.43% Chilean Inflation Indexed (UF) Notes due 2009 (incorporated herein by reference from Exhibit 99.01 to Registrant's Current Report on Form 8-K, dated August 29, 2001)
4.4.10	Officers' Certificate containing terms of 7.625% Senior Notes due 2012 (incorporated herein by reference from Exhibit 99.01 to Registrant's Current Report on Form 8-K, dated November 21, 2002)
4.5
Five Year Credit Agreement, dated as of August 29, 2003, among Registrant, Bank of America, N.A., as Administrative Agent, and the financial institutions signatory thereto (incorporated herein by reference from Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2003)
4.6
Loan Agreement, dated as of September 27, 2000, among Phoenix SP Hilton LLC, S.F. Hilton, Inc., Chicago Hilton LLC, Short Hills Hilton LLC and McLean Hilton LLC, as Borrowers, and Secore Financial Corporation, as Lender (incorporated herein by reference from Exhibit 99.01 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000)
4.7
First Amendment to Loan Agreement, dated as of October 30, 2000, among Phoenix SP Hilton LLC, S.F. Hilton, Inc., Chicago Hilton LLC, Short Hills Hilton LLC and McLean Hilton LLC, as Borrowers, and Morgan Stanley Dean Witter Mortgage Capital Inc., as Lender, relating to Exhibit 4.6 hereto (incorporated herein by reference from Exhibit 99.02 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000)

4.8
Rights Agreement, dated as of November 29, 1999, between Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated herein by reference from Exhibit 1 to Registrant's Registration Statement on Form 8-A, dated December 1, 1999)
4.9
Amendment to Rights Agreement Changing Rights Agent, dated as of February 15, 2001, between Registrant and The Bank of New York, as Rights Agent, relating to Exhibit 4.8 hereto (incorporated herein by reference from Exhibit 4.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000)
4.10
Registration Rights Agreement, dated April 22, 2003, between Registrant, UBS Warburg LLC and Deutsche Bank Securities Inc., relating to Registrant's 3.375% Convertible Senior Notes due 2023 (incorporated herein by reference from Exhibit 4.3 to Registrant's Registration Statement on Form S-3 (File No. 333-107159))
10.1
1984 Stock Option and Stock Appreciation Rights Plan of Registrant, together with the Stock Option Agreement relating thereto, both as amended (incorporated herein by reference from Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989)*
10.2
Amendment, dated October 18, 1990, to the 1984 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibit 10.1 hereto (incorporated herein by reference from Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990)*
10.3
Amendment, dated November 14, 1996, to the 1984 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibits 10.1 and 10.2 hereto (incorporated herein by reference from Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*
10.4
Third Amendment, dated as of December 31, 1998, to the 1984 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibits 10.1, 10.2 and 10.3 hereto (incorporated herein by reference from Exhibit 99.8 to Registrant's Current Report on Form 8-K, dated January 8, 1999)*
10.5
1990 Stock Option and Stock Appreciation Rights Plan of Registrant, together with the Stock Option Agreement relating thereto, both as amended (incorporated herein by reference from Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990)*
10.6
Amendment, dated January 20, 1994, to the 1990 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibit 10.5 hereto (incorporated herein by reference from Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993)*
10.7
Amendment, dated January 19, 1995, to the 1990 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibits 10.5 and 10.6 hereto (incorporated herein by reference from Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*
10.8
Amendment, dated November 14, 1996, to the 1990 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibits 10.5, 10.6 and 10.7 hereto (incorporated herein by reference from Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*

10.9
Fourth Amendment, dated as of December 31, 1998, to the 1990 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibits 10.5 through 10.8 hereto (incorporated herein by reference from Exhibit 99.9 to Registrant's Current Report on Form 8-K, dated January 8, 1999)*
10.10
Amended and Restated 1996 Stock Incentive Plan of Registrant (incorporated herein by reference from Exhibit 4.1 to Registrant's Post Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 333-04273))*
10.11
Amendment, dated as of November 14, 2001, to the Amended and Restated 1996 Stock Incentive Plan of Registrant, relating to Exhibit 10.10 hereto (incorporated herein by reference from Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001)*
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
10.18	Directors' Stock and Deferred Retainer Plan of Registrant (incorporated herein by reference from Exhibit 99.1 to Registrant's Registration Statement on Form S-8 (File No. 333-72906))*
10.19	Incentive Compensation Plan of Registrant (incorporated herein by reference from Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1980)*
10.20	Retirement Plan of Registrant, as amended and restated (incorporated herein by reference from Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002)*
10.21
Amendment 2002-1 to the Retirement Plan of Registrant, relating to Exhibit 10.20 hereto (incorporated herein by reference from Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002)*
10.22
Amendment 2002-2 to the Retirement Plan of Registrant, relating to Exhibits 10.20 and 10.21 hereto (incorporated herein by reference from Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002)*

10.23
Amendment 2002-3 to the Retirement Plan of Registrant, relating to Exhibits 10.20, 10.21 and 10.22 hereto (incorporated herein by reference from Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002) *
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
10.31
Amendment, dated as of January 1, 1994, to the Retirement Benefit Replacement Plan of Registrant, relating to Exhibit 10.30 hereto (incorporated herein by reference from Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993)*
10.32
Amendment, effective April 1, 1994, to the Retirement Benefit Replacement Plan of Registrant, relating to Exhibits 10.30 and 10.31 hereto (incorporated herein by reference from Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)*
10.33
Amendment, effective December 31, 1996, to the Retirement Benefit Replacement Plan of Registrant, relating to Exhibits 10.30, 10.31 and 10.32 hereto (incorporated herein by reference from Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)*
10.34
401(k) Savings Plan of Registrant, as amended and restated effective January 1, 2001 (incorporated herein by reference from Exhibit 99.01 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001)*
10.35
Amendment 2001-1 to the 401(k) Savings Plan of Registrant, relating to Exhibit 10.34 hereto (incorporated herein by reference from Exhibit 10.38 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001)*

10.36
Amendment 2002-1 to the 401(k) Savings Plan of Registrant, relating to Exhibits 10.34 and 10.35 hereto (incorporated herein by reference from Exhibit 10.37 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002)*
10.37
Amendment 2002-2 to the 401(k) Savings Plan of Registrant, relating to Exhibits 10.34, 10.35 and 10.36 hereto (incorporated herein by reference from Exhibit 10.38 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002)*
10.38
Executive Deferred Compensation Plan of Registrant, as amended and restated effective January 1, 2000 (incorporated herein by reference from Exhibit 10.39 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)*
10.39
Amendment 2001-1 to the Executive Deferred Compensation Plan of Registrant, relating to Exhibit 10.38 hereto (incorporated herein by reference from Exhibit 10.40 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001)*
10.40
Amendment 2001-2 to the Executive Deferred Compensation Plan of Registrant, relating to Exhibits 10.38 and 10.39 hereto (incorporated herein by reference from Exhibit 10.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001)*
10.41
Amendment 2002-1 to the Executive Deferred Compensation Plan of Registrant, relating to Exhibits 10.38, 10.39 and 10.40 hereto (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2002)*
10.42
Supplemental Retirement and Retention Plan of Registrant, dated as of June 1, 2000 (incorporated herein by reference from Exhibit 10.42 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000)*
10.43
First Amendment to the Supplemental Retirement and Retention Plan of Registrant, relating to Exhibit 10.42 hereto (incorporated herein by reference from Exhibit 10.46 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001)*
10.44
Form of Change of Control Agreement between Registrant and each of Matthew J. Hart, Dieter Huckestein, Thomas L. Keltner and Madeleine A. Kleiner (incorporated herein by reference from Exhibit 10.43 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)*
10.45
First Amendment to form of Change of Control Agreement, relating to Exhibit 10.44 hereto (incorporated herein by reference from Exhibit 10.48 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001)*
10.46
Employment Agreement, dated as of March 9, 2000, between Registrant and Stephen F. Bollenbach (incorporated herein by reference from Exhibit 10.44 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)*
10.47
First Amendment, dated as of November 14, 2001, to Employment Agreement between Registrant and Stephen F. Bollenbach, relating to Exhibit 10.46 hereto (incorporated herein by reference from Exhibit 10.50 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001)*
10.48
Letter Agreement, dated as of May 23, 2002, amending Employment Agreement between Registrant and Stephen F. Bollenbach, relating to Exhibits 10.46 and 10.47 hereto (incorporated herein by reference from Exhibit 10.52 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002)*

10.49
Agreement, dated as of September 10, 2003, between Registrant and Stephen F. Bollenbach (incorporated herein by reference from Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2003)*
10.50
Distribution Agreement, dated as of December 31, 1998, between Registrant and Park Place (incorporated herein by reference from Exhibit 99.1 to Registrant's Current Report on Form 8-K, dated January 8, 1999)
10.51
Debt Assumption Agreement, dated as of December 31, 1998, between Registrant and Park Place (incorporated herein by reference from Exhibit 99.2 to Registrant's Current Report on Form 8-K, dated January 8, 1999)
10.52
Assignment and License Agreement, dated as of December 31, 1998, between Registrant, Conrad International Royalty Corporation and Park Place (incorporated herein by reference from Exhibit 99.3 to Registrant's Current Report on Form 8-K, dated January 8, 1999)
10.53
Employee Benefits and Other Employment Matters Allocation Agreement, dated as of December 31, 1998, between Registrant and Park Place (incorporated herein by reference from Exhibit 99.6 to Registrant's Current Report on Form 8-K, dated January 8, 1999)
10.54
Tax Allocation and Indemnity Agreement, dated as of December 31, 1998, between Registrant and Park Place (incorporated herein by reference from Exhibit 99.7 to Registrant's Current Report on Form 8-K, dated January 8, 1999)
11	Computation of Earnings Per Share
12	Computation of Ratios of Earnings to Fixed Charges
21	List of Registrant's Subsidiaries
23	Consent of Independent Auditors
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Undertakings

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
Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT AUDITORS
SUPPLEMENTARY FINANCIAL INFORMATION (unaudited) As of December 31, 2003 there were approximately 14,000 stockholders of record.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K