Form 10-Q
period 2004-03-31
HILTON HOTELS CORP
filed 2004-05-07
CIK 47580

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2004—Common Stock, $2.50 par value—383,376,094 shares.

PART I - FINANCIAL INFORMATION

Company or group of companies for which report is filed:

HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income
(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2003	2004
	(unaudited)
Revenue
Owned hotels	$483	482
Leased hotels	24	26
Management and franchise fees	80	89
Timeshare and other income	83	120
	670	717
Other revenue from managed and franchised properties	239	277
	909	994
Expenses
Owned hotels	372	371
Leased hotels	23	25
Depreciation and amortization	86	83
Impairment loss and related costs	17	—
Other operating expenses	75	101
Corporate expense, net	19	19
	592	599
Other expenses from managed and franchised properties	239	274
	831	873
Operating income from unconsolidated affiliates	8	10
Operating Income	86	131
Interest and dividend income	7	10
Interest expense	(75)	(70)
Net interest from unconsolidated affiliates and non-controlled interests	(5)	(6)
Net loss on asset dispositions	(1)	(4)
Income Before Taxes and Minority and Non-Controlled Interests	12	61
Provision for income taxes	(1)	(21)
Minority and non-controlled interests, net	(2)	(3)
Net Income	$9	37
Basic Earnings Per Share	$.02	.10
Diluted Earnings Per Share	$.02	.10

See notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries
Consolidated Balance Sheets
(in millions)

	December 31,	March 31,
	2003	2004
		(unaudited)
ASSETS
Current Assets
Cash and equivalents (includes restricted cash of $73 million and $96 million, respectively)	$82	144
Accounts receivable, net	246	275
Inventories	193	179
Deferred income taxes	78	79
Current portion of notes receivable, net	32	55
Receivable from Caesars Entertainment, Inc.	325	325
Other current assets	64	66
Total current assets	1,020	1,123
Investments, Property and Other Assets
Investments and notes receivable, net	558	532
Property and equipment, net	3,641	3,629
Management and franchise contracts, net	383	367
Leases, net	115	114
Brands	970	970
Goodwill	1,240	1,240
Other assets	251	316
Total investments, property and other assets	7,158	7,168
Total Assets	$8,178	8,291
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$553	594
Current maturities of long-term debt	338	338
Income taxes payable	4	18
Total current liabilities	895	950
Long-term debt	3,801	3,701
Non-recourse debt of non-controlled entity	—	100
Deferred income taxes and other liabilities	1,243	1,255
Stockholders’ equity	2,239	2,285
Total Liabilities and Stockholders’ Equity	$8,178	8,291

See notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries
Consolidated Statements of Cash Flow
(in millions)

	Three Months Ended
	March 31,
	2003	2004
	(unaudited)
Operating Activities
Net income	$9	37
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86	83
Amortization of loan costs	2	2
Net loss on asset dispositions	1	4
Impairment loss and related costs	17	—
Change in working capital components:
Inventories	(6)	9
Accounts receivable	11	(26)
Other current assets	7	10
Accounts payable and accrued expenses	(45)	20
Income taxes payable	1	14
Change in deferred income taxes	—	8
Change in other liabilities	(13)	9
Unconsolidated affiliates’ distributions in excess of earnings	9	5
Other	4	12
Net cash provided by operating activities	83	187
Investing Activities
Capital expenditures	(34)	(28)
Additional investments	(43)	(61)
Proceeds from asset dispositions	86	6
Payments received on notes and other	23	59
Net cash provided by (used in) investing activities	32	(24)
Financing Activities
Change in revolving loans	(100)	(100)
Reduction of long-term debt	(3)	(4)
Issuance of common stock	3	11
Cash dividends	(8)	(8)
Net cash used in financing activities	(108)	(101)
Increase in Cash and Equivalents	7	62
Cash and Equivalents at Beginning of Year	54	82
Cash and Equivalents at End of Period	$61	144

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1:   General

The consolidated financial statements presented herein have been prepared by Hilton Hotels Corporation in accordance with the accounting policies described in our 2003 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The consolidated financial statements for the three months ended March 31, 2003 and 2004 are unaudited; however, in the opinion of management, all adjustments (which include normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

Note 2:   Earnings Per Share

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding totaled 377 million and 381 million for the three months ended March 31, 2003 and 2004, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of the assumed exercise of stock options and convertible securities increased the weighted average number of common shares by 26 million and 8 million for the three months ended March 31, 2003 and 2004, respectively. In addition, the increase to net income resulting from interest on convertible securities assumed to have not been paid was $3.9 million for the three month period ended March 31, 2003. There was no increase to net income attributable to interest on convertible securities for the three months ended March 31, 2004.

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

	Three months ended
	March 31,
	2003	2004
	(in millions)
Net income:
As reported	$9	37
Incremental compensation expense	(4)	(3)
As adjusted	$5	34
Basic earnings per share:
As reported	$.02	.10
As adjusted	$.01	.09
Diluted earnings per share:
As reported	$.02	.10
As adjusted	$.01	.09

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003: dividend yield of one percent; expected volatility of 35 percent; risk-free interest rate of 3.0 percent and expected life of five years. No new options were granted in the first quarter of 2004. These pro forma results may not be indicative of the future results for the full fiscal year due to potential grants, vesting and other factors.

Note 4:   Comprehensive Income

	Three months ended
	March 31,
	2003	2004
	(in millions)
Net income	$9	37
Change in unrealized gains and losses, net of tax	6	4
Cash flow hedge adjustment, net of tax	2	(4)
Comprehensive income	$17	37

Note 5:   Derivative Instruments and Hedging Activities

We have an outstanding swap agreement which qualifies for hedge accounting as a cash flow hedge of a foreign currency denominated liability. The gain or loss on the change in the fair value of the derivative is included in earnings to the extent it offsets the earnings impact of changes in the fair value of the hedged obligation. Any difference is deferred in accumulated comprehensive income, a component of stockholders’ equity.

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

We assess on a quarterly basis the effectiveness of our hedges in offsetting the variability in the cash flow or fair value of hedged obligations. There were no amounts recognized or reclassified into earnings for the three months ended March 31, 2003 or 2004 due to hedge ineffectiveness or due to excluding from the assessment of effectiveness any component of the derivatives.

Note 6:   New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) to expand upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Under previous accounting guidance, we generally have included another entity in our consolidated financial statements only if we have a controlling financial interest in the entity through voting or other interests. FIN 46 changes that guidance by requiring a variable interest entity (VIE), as defined, to be consolidated by the company that is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. The losses and residual returns are based on the potential variability from the anticipated cash flow of the VIE attributable to the holders of variable interests. FIN 46 also requires disclosure about VIEs that a company is not required to consolidate, but in which it has a significant variable interest.

Our evaluation of the provisions of FIN 46 as it relates to our various forms of arrangements has focused primarily on reviewing the key terms of our joint venture agreements, management contracts and franchise agreements against the criteria in FIN 46 to determine if any of these arrangements qualify as VIEs. In general, a VIE represents a structure used for business purposes that either does not have equity investors with voting rights or that has equity investors that do not provide sufficient financial resources for the entity to support its activities. However, other contractual arrangements could qualify an entity as a VIE and designate which party to the contract is the primary beneficiary.

In the first quarter of 2003, we adopted FIN 46 for VIEs created after January 31, 2003, which resulted in no impact to our consolidated financial statements. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) that replaced the original interpretation and codified proposed modifications and other decisions previously issued through certain FASB Staff Positions, including the deferral of the effective date of applying FIN 46R to certain variable interests created before February 1, 2003. We adopted FIN 46R in the first quarter of 2004. The majority of our joint venture agreements, management contracts and franchise agreements are not variable interests, and therefore are not subject to the consolidation and disclosure provisions of FIN 46R.

Our evaluation of our joint venture agreements, management contracts and franchise agreements has identified two managed hotels in which we have variable interests, due to the terms of performance guarantees. The performance guarantee associated with one of the hotel management agreements does not expose us to the majority of expected cash flow variability and therefore this hotel is not consolidated. Our maximum exposure to loss on this contract consists of future management fees and our potential obligation to fund the performance guarantee which, as of March 31, 2004, totaled an aggregate amount of approximately $46 million through 2012.

The second of the two contracts contains provisions that expose us to the majority of expected cash flow variability. As a result, we are considered to be the primary beneficiary under FIN 46R and are required to consolidate the balance sheet and results of operations of the hotel. Therefore, this previously unconsolidated managed hotel has been consolidated as of January 1, 2004. Our consolidated balance sheet as of March 31, 2004 includes the assets and liabilities of this non-controlled hotel, including $17 million of cash and equivalents (reflected as restricted cash) and $100 million of debt which is non-recourse to us. The debt is secured by the fixed assets of the hotel with a historical cost of $76 million. The net equity of the hotel is a retained deficit of approximately $58 million as of March 31, 2004 and is reflected on our consolidated balance sheet in other assets. The revenue and operating expenses of this property are included in other revenue and expenses from managed and franchised properties in the consolidated statements of income. Our financial exposure to this property consists of the fees we earn under the management agreement and costs we may incur under the performance guarantee. The net effect of the other earnings of this property, which belong to the hotel owners, are reversed from our consolidated results through minority and non-controlled interests expense in the consolidated statements of income. As a result, the implementation of FIN 46R had no impact on reported net income or net income per share.

Note 7:   Segment Information

Our operations consist of three reportable segments which are based on similar products or services: Hotel Ownership, Managing and Franchising, and Timeshare. Segment results are presented net of consolidating eliminations for fee based services, which is the basis used by management to evaluate segment performance. Segment results are as follows:

	Three months ended
	March 31,
	2003	2004
	(in millions)
Revenue
Hotel Ownership	$515	519
Managing and Franchising	319	366
Timeshare	75	109
	$909	994
Operating income:
Hotel Ownership	$60	68
Managing and Franchising	66	80
Timeshare	18	26
Corporate and other unallocated expenses	(58)	(43)
Total operating income	86	131
Interest and dividend income	7	10
Interest expense	(75)	(70)
Net interest from unconsolidated affiliates and non-controlled interests	(5)	(6)
Net loss on asset dispositions	(1)	(4)
Income before taxes and minority and non-controlled interests	12	61
Provision for income taxes	(1)	(21)
Minority and non-controlled interests, net	(2)	(3)
Net Income	$9	37

Note 8:   Asset Dispositions

The $4 million loss on asset dispositions in the first quarter of 2004 is primarily due to the write off of values assigned to certain long-term management and franchise agreements that were terminated in the quarter.

In the 2004 first quarter, we sold the Doubletree La Posada Resort—Scottsdale in Arizona for total consideration of approximately $30 million, including approximately $6 million in cash and a note receivable for approximately $24 million. The note receivable is due to be repaid in the first quarter of 2005 and has been classified as a current asset on the March 31, 2004 consolidated balance sheet. No book gain or loss was realized on the sale; however, the transaction generated a capital gain for tax purposes, which enabled us to utilize existing capital loss tax carryforwards that had been fully reserved in prior periods. The transaction resulted in a net benefit to our income tax provision of approximately $2 million. We will continue to operate the hotel under a short-term management agreement that expires when the outstanding note is due.

Note 9:   Impairment Loss and Related Costs

Results in the 2003 first quarter include a $17 million pre-tax charge related to the decline in value of certain equity securities held by us. The decline in value of the securities was deemed to be other-than-temporary in the quarter, thus requiring an earnings charge, primarily based on the length of time the securities had traded below cost.

Note 10:   Guarantees

We have established franchise financing programs with third party lenders to support the growth of our Hilton Garden Inn, Homewood Suites by Hilton, Hampton and Embassy Suites hotels. As of March 31, 2004, we have provided guarantees of $50 million on loans outstanding under the programs. In addition, we have guaranteed $74 million of debt and other obligations of unconsolidated affiliates and third parties, bringing our total guarantees to $124 million. Our outstanding guarantees have terms of one to ten years. We also have commitments under letters of credit totaling $92 million as of March 31, 2004. Our March 31, 2004 consolidated balance sheet includes a liability of approximately $9 million for a loan guarantee we funded in April 2004 and a corresponding receivable from the party for which we funded the guarantee. We believe that the receivable related to this funding should be fully realized. We believe it is unlikely that material payments will be required under our outstanding guarantees.

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

We have also provided performance guarantees to certain owners of hotels which we operate under management contracts. Most of these guarantees allow us to terminate the contract rather than fund shortfalls if specified performance levels are not achieved. In limited cases, we are obligated to fund performance shortfalls. At March 31, 2004, we have two contracts containing performance guarantees with possible cash outlays totaling approximately $199 million through 2012. Funding under these performance guarantees totaled approximately $5 million in 2003, and is expected to total approximately $4 million in 2004. Funding under these guarantees in future periods is dependent on the operating performance levels of these hotels over the remaining term of the performance guarantee. Although we anticipate that the future operating performance levels of these hotels will be largely achieved, there can be no assurance that this will be the case. In addition, we do not anticipate losing a significant number of  management contracts in 2004 pursuant to these guarantees.

The liability for potential obligations under our outstanding guarantees totaled approximately $13 million as of March 31, 2004. Under limited circumstances, we may be obligated to provide additional guarantees or letters of credit totaling $36 million, including future construction loan guarantees of an unconsolidated joint venture totaling $12 million at March 31, 2004.

Note 11:   Employee Benefit Plans

We have a noncontributory retirement plan (Basic Plan) which covers many of our non-union employees. Benefits are based upon years of service and compensation, as defined. Since December 31, 1996, employees have not accrued additional benefits under the Basic Plan. We do not expect to make any material contribution to the Basic Plan in 2004. Our net periodic benefit cost for the three months ended March 31, 2003 and 2004 consisted of the following:

	Three months ended
	March 31,
	2003	2004
	(in millions)
Expected return on plan assets	$5	5
Interest cost	(4)	(4)
Amortization of prior service cost	(1)	(1)
Net periodic benefit cost	$—	—

Note 12:   Reclassifications

Our proportionate share of equity in earnings from unconsolidated affiliates has been reclassified in our consolidated statements of income to a separate account classification entitled “Operating income from unconsolidated affiliates.”  The reclassification resulted in a reduction in revenue of $8 million in the first quarter of 2003. The reclassification had no impact on our operating income, net income, cash flow or financial position.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are engaged in the ownership, management and development of hotels, resorts and timeshare properties and the franchising of lodging properties. At March 31, 2004, our system contained 2,185 properties with approximately 349,000 rooms. Our brands include Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Hampton, Homewood Suites by Hilton and Conrad. In addition, we develop and operate timeshare resorts through Hilton Grand Vacations Company and its related entities. We are also engaged in various other activities related or incidental to the operation of hotels.

The number of properties and rooms at March 31, 2004 by brand and by type are as follows:

Brand	Properties	Rooms	Type	Properties	Rooms
Hilton	229	88,279	Owned(1)	54	32,260
Hilton Garden Inn	191	26,216	Leased	7	2,643
Doubletree	150	39,520	Joint Venture	67	20,557
Embassy Suites	174	42,553		128	55,460
Homewood Suites by Hilton	132	14,945	Managed	202	50,636
Hampton	1,261	128,003	Franchised	1,824	239,081
Other	17	5,661		2,026	289,717
Timeshare	31	3,692	Timeshare	31	3,692
Total	2,185	348,869	Total	2,185	348,869

(1)          Includes majority owned and controlled hotels.

Our operations consist of three reportable segments which are based on similar products or services: Hotel Ownership, Managing and Franchising, and Timeshare. The Hotel Ownership segment derives earnings from owned, majority owned and leased hotel properties and equity earnings from unconsolidated affiliates (primarily hotel joint ventures). The Managing and Franchising segment provides services including hotel management and licensing of our family of brands to franchisees. This segment generates its revenue from fees charged to hotel owners. The Timeshare segment consists of multi-unit timeshare resorts. This segment sells and finances timeshare intervals and operates timeshare resorts. The hospitality industry is seasonal in nature. However, the periods during which our properties experience higher or lower levels of demand vary from property to property and depend principally upon location. Historically, our revenues have been lower in the first quarter than in the subsequent quarters of each year.

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

We anticipate that improving economic factors will continue to create opportunities for the lodging industry and our company during the remainder of 2004. Improving economic conditions are expected to result in increased business and group travel, which, when combined with expected strong leisure travel, limited full-service supply growth and cost controls, should increase the profitability of our owned hotels. We also anticipate continued growth in our management and franchise fee business, as we achieve revenue per available room (RevPAR) growth and our system of hotels continues to grow, as well as another strong year from our timeshare business. Challenges in 2004 are expected to include continued short reservation lead times for our group business and a difficult environment in certain markets. The lack of citywide conventions in Chicago is expected to make this a difficult market for the remainder of 2004. Advance booking trends in Chicago suggest that we should see improvements in that market in 2005 and 2006. The San Francisco/San Jose market also continues to be difficult, despite improving results, as new supply and difficult economic conditions have negatively impacted our results. We will continue to focus on managing our costs, achieving RevPAR premiums in the markets where we operate, increasing occupancy, adding new managed and franchised properties to our family of brands, leveraging technology and delivering outstanding customer service. We believe that our focus on these core strategies, combined with our financial strength, diverse market presence, strong brands, and well-maintained, strategically located properties will enable us to remain competitive.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2003, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include accounting for notes receivable, long-lived assets, intangible assets, self-insurance reserves and commitments. We have not changed these policies from those previously disclosed in our annual report.

Development and Capital Spending

Overview

We intend to grow our hotel system primarily through franchising and the addition of management contracts, which require little or no capital investment. We will also continue to invest in capital improvements and select projects at our owned hotels and the development of timeshare properties. In addition, we may seek to acquire hotel properties on a strategic and selective basis, either directly or through investments in joint ventures.

During the first three months of 2004, we added a total of 27 properties with approximately 3,200 rooms to our portfolio. A total of 15 properties with approximately 2,800 rooms were removed from our system during the same period due primarily to product quality issues. We expect to add approximately 115 to 130 new hotels with 15,000 to 17,000 rooms to our system in 2004, with Hampton and Hilton Garden Inn accounting for most of the new development. Virtually all of the growth is expected to be through franchising and management agreements.

We believe our brand growth strategy continues to benefit from the significant market share premiums most of our brands command over their respective competitive sets. With 100 representing a brand’s fair share of the market, our brands (according to the latest data available from Smith Travel Research) posted RevPAR index numbers as follows for the first two months of 2004: Embassy Suites, 123.9; Homewood Suites by Hilton, 122.3; Hampton Inn, 118.9; Hilton Garden Inn, 118.0; Hilton, 109.8; and Doubletree, 97.7.

We believe the continued strong performance of our brands has enabled us to significantly enhance our development pipeline versus our industry competitors. The company had approximately 400 hotels and 55,000 rooms in its development pipeline at March 31, 2004. Hilton has more hotel rooms under construction in the U.S. than any other company, according to data from Smith Travel Research.

Our ability to grow the number of managed and franchised hotels is affected by the factors referenced under “Forward-Looking Statements,” such as national and regional economic conditions; the effects of actual and threatened terrorist attacks and international conflicts; credit availability; relationships with franchisees and property owners; and competition from other hotel brands.

In total, we anticipate spending approximately $275 million on capital expenditures in 2004, which includes $155 million for routine improvements and technology, $60 million on timeshare projects and $60 million on hotel special projects. Routine improvements include expenditures for equipment, fixtures and wall and floor coverings. Expenditures required to complete our capital spending programs will be financed through available cash flow and general corporate borrowings.

We will continue to review our owned hotel portfolio for potential repositioning or re-branding opportunities and may seek to sell certain assets (see “Liquidity and Capital Resources—Asset Dispositions”).

Hotel Ownership

Capital expenditures during the first three months of 2004 totaled $28 million, consisting primarily of routine improvements and technology capital expenditures. We expect to continue to make appropriate capital expenditures to maintain our owned assets and improve technology at our properties. During the quarter, the company successfully tested self-service check-in kiosks at the Hilton New York and Hilton Chicago. Based on enthusiastic customer response on ease-of-use and time-savings, the company will be placing kiosks at the majority of its owned hotels in 2004. In addition, we anticipate spending approximately $12 million in 2004 to upgrade the bedding at our owned hotels.

Managing and Franchising

Total property additions in the first three months of 2004 included 25 franchised properties and one managed property. These additions included four properties which, due in part to the market share leadership of our brands and the challenging environment for many hotel operators, were converted to our family of brands in the period. The four conversions included one Hilton Garden Inn, one Doubletree and two Hampton properties.

Additions in the first three months of 2004 included the fifteenth Hampton Inn and sixth Hilton Garden Inn in Canada. We converted the former Adam’s Mark hotel in Memphis to a 408-room Hilton, which opened on April 1, 2004 following a major renovation. The new Hilton managed convention hotel in Omaha, Nebraska also opened on April 1, 2004.

During the quarter, we announced the development of the first Embassy Suites hotel in Mexico, scheduled to open in early 2005 in Mexico City. Pursuant to a joint venture with Hilton International, the Conrad hotel in Bali, Indonesia opened in the first quarter of 2004, while new Conrad managed hotels are scheduled to open in Miami, Florida in the summer of 2004 and Phuket, Thailand in November 2004. During the quarter, we signed an agreement to manage a new 442-suite Conrad hotel on the Las Vegas Strip, which is expected to open in 2006. We also announced the development of a new 387-room Hilton hotel and 79-suite Homewood Suites by Hilton hotel at the new Buffalo Thunder Resort near Santa Fe, New Mexico. Also in the quarter, we introduced “Make It Hampton,” a brand improvement program that will bring a wide range of new products and services to the Hampton system by 2005.

Timeshare

We are currently developing new timeshare projects in Las Vegas, Nevada and Orlando, Florida. In Orlando, the project has 96 units in its first two phases, with phase one completed in February 2004 and phase two completed in April 2004. Construction is continuing on the next 70 units at our Orlando project, which are scheduled to open in early 2005. We will begin development of the second phase of the property on the Las Vegas Strip, a 38-story, 431-unit tower, by the end of 2004. Upon the opening of phase two, approximately half of the planned four-tower, 1,577-unit project will have been completed.

Capital expenditures associated with our timeshare operations during the first quarter of 2004 totaled $9 million. The capital expenditures associated with our non-lease timeshare products are reflected as inventory until the timeshare intervals are sold. We also provide financing to the buyers of our timeshare intervals. During the first quarter of 2004, we issued approximately $49 million of loans related to timeshare financings, which comprised the majority of our additional investments of $61 million. Principal collections on timeshare notes during the quarter were approximately $28 million.

Liquidity and Capital Resources

Overview

Net cash provided by operating activities was $83 million and $187 million for the three months ended March 31, 2003 and 2004, respectively. The net increase relates primarily to increased operating results and changes in working capital components.

Net cash provided by investing activities was $32 million for the first three months of 2003 while net cash used in investing activities was $24 million for the first three months of 2004. The change was primarily due to a reduction in total proceeds received from a lower level of asset dispositions in comparison to the prior year quarter, partially offset by $30 million received in the first quarter of 2004 upon the redemption of preferred stock that was issued to us in conjunction with the sale of the Red Lion hotel chain to WestCoast Hospitality Corporation in 2001. Additional investments were also higher in the 2004 period, due to an increase in notes receivable issued to the buyers of our timeshare intervals.

Net cash used in financing activities was $108 million for the first three months of 2003 and $101 million for the first three months of 2004. The net change between periods is primarily due to increased proceeds received from the exercise of stock options.

Cash and equivalents increased $62 million from December 31, 2003 to $144 million at March 31, 2004, including $96 million of restricted cash. The increase includes $17 million of restricted cash as the result of implementing FIN 46R in the 2004 first quarter (see “Other Matters—New Accounting Standards”). We believe that our operating cash flow, available borrowings under our revolving credit facilities and our ability to obtain additional financing through various financial markets are sufficient to meet our liquidity needs (see “Liquidity and Capital Resources—Financing”). Any projections of future financial needs and sources of working capital are subject to uncertainty. See “The Company” and “Forward-Looking Statements” for further discussion of conditions that could adversely affect our estimates of future financial needs and sources of working capital.

Financing

In August 2003, we established a five-year revolving credit facility in the amount of $1 billion, with an option to increase the size of the facility by an additional $250 million. As of March 31, 2004, $60 million of borrowings were outstanding under the $1 billion revolver. The capacity under our revolver is also used to support certain outstanding letters of credit. Total revolving debt capacity of approximately $770 million was available to us at March 31, 2004.

In October 1997, we filed a shelf registration statement with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. At March 31, 2004, available financing under the shelf totaled $825 million. The terms of any additional securities offered under the shelf will be determined by market conditions at the time of issuance.

In connection with the spin-off in 1998 of our gaming business to a new corporation named Park Place Entertainment Corporation (renamed Caesars Entertainment, Inc.), Caesars assumed and agreed to pay 100% of the amount of each payment required to be made by us under the terms of the indentures governing our $325 million 7% Senior Notes due July 15, 2004. Because these notes remain our legal obligation, they are included in our debt balance and a receivable from Caesars in an equal amount is included in our consolidated balance sheets. Based on the underlying maturity date, these notes are classified in the accompanying consolidated balance sheets as current maturities of long-term debt with the offsetting receivable classified in current assets. We are obligated to make any payment Caesars fails to make under these notes.

As of March 31, 2004, approximately 15% of our long-term debt (excluding the Caesars allocated debt and including the impact of interest rate swaps) was floating rate debt.

The following table summarizes our significant contractual obligations as of March 31, 2004, including long-term debt and operating lease commitments:

		Payments Due by Period
Contractual Obligations (in millions)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long-term debt	$4,039	338	63	1,039	2,599
Operating leases	722	37	69	63	553
Total contractual obligations	$4,761	375	132	1,102	3,152

As a result of implementing FIN 46R in 2004, our consolidated balance sheet as of March 31, 2004 includes the assets and liabilities of a non-controlled managed hotel, including $100 million of debt that is non-recourse to us. This amount is reflected on our consolidated balance sheet as non-recourse debt of non-controlled entity and is excluded from the contractual obligations table above.

Development Financing and Other Commercial Commitments

To assist prospective franchisees in obtaining financing for hotel projects, we have programs to provide alternative capital sources to qualified franchisees. We have provided secondary financing to franchisees under a mezzanine financing program. Loans outstanding under this program at March 31, 2004 totaled approximately $45 million.

Hilton Acceptance Corp. (“HilMAC”), a third party lending entity, provides first mortgage construction financing to franchisees for select Hilton Garden Inn, Homewood Suites by Hilton, Hampton and Embassy Suites hotels. As of March 31, 2004, we guaranteed $34 million of loans outstanding under the HilMAC program. In addition to HilMAC, we have guaranteed $16 million of obligations of our franchisees.

As of March 31, 2004, in addition to the guarantees issued in connection with our development financing programs, we have guaranteed $74 million of debt and other obligations of unconsolidated affiliates and third parties, bringing our total guarantees to approximately $124 million. We also have commitments under letters of credit as of March 31, 2004 totaling $92 million. Our March 31, 2004 consolidated balance sheet includes a liability of approximately $9 million for a loan guarantee we funded in April 2004 and a corresponding receivable from the party for which we funded the guarantee. We believe that the receivable related to this funding should be fully realized. We believe it is unlikely that material payments will be required under our outstanding guarantees.

The following table summarizes our development financing and other commercial commitments as of March 31, 2004:

		Amount of Commitment Expiration per Period
Commercial Commitments (in millions)	Total Amounts Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Letters of credit	$92	92	—	—	—
Guarantees	124	75	36	11	2
Total commercial commitments	$216	167	36	11	2

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

We have also provided performance guarantees to certain owners of hotels which we operate under management contracts. Most of these guarantees allow us to terminate the contract rather than fund shortfalls if specified performance levels are not achieved. In limited cases, we are obligated to fund performance shortfalls. At March 31, 2004, we have two contracts containing performance guarantees with possible cash outlays totaling approximately $199 million through 2012. Funding under these performance guarantees totaled approximately $5 million in 2003, and is expected to total approximately $4 million in 2004. Funding under these guarantees in future periods is dependent on the operating performance levels of these hotels over the remaining term of the performance guarantee. Although we anticipate that the future operating performance levels of these hotels will be largely achieved, there can be no assurance that this will be the case. In addition, we do not anticipate losing a significant number of management contracts in 2004 pursuant to these guarantees.

Under limited circumstances, we may be obligated to provide additional guarantees or letters of credit totaling $36 million, including future construction loan guarantees of an unconsolidated joint venture totaling $12 million at March 31, 2004.

Asset Dispositions

The $4 million loss on asset dispositions in the first quarter of 2004 is primarily due to the write off of values assigned to certain long-term management and franchise agreements that were terminated in the quarter.

In the 2004 first quarter, we sold the Doubletree La Posada Resort - Scottsdale in Arizona for total consideration of approximately $30 million, including approximately $6 million in cash and a note receivable for approximately $24 million. The note receivable is due to be repaid in the first quarter of 2005 and has been classified as a current asset on the March 31, 2004 consolidated balance sheet. No book gain or loss was realized on the sale; however, the transaction generated a capital gain for tax purposes, which enabled us to utilize existing capital loss tax carryforwards that had been fully reserved in prior periods. The transaction resulted in a net benefit to our income tax provision of approximately $2 million. We will continue to operate the hotel under a short-term management agreement that expires when the outstanding note is due.

Stockholders’ Equity

Dividends paid on common shares were $.02 per share for the three month periods ended March 31, 2003 and 2004.

Results of Operations

Comparison of fiscal quarters ended March 31, 2003 and 2004

A summary of our consolidated results for the three months ended March 31, 2003 and 2004 is as follows:

	2003	2004	% Change
	(in millions, except per share amounts)
Revenue	$909	994	9%
Operating income	86	131	52
Net income	9	37	311
Basic EPS	.02	.10	400
Diluted EPS	.02	.10	400

Results in the 2004 first quarter benefited from strong leisure demand and improved business and group travel. The weak dollar also attracted increased travel from foreign countries, especially Europe. These factors led to improved results from our comparable owned hotels. The 2004 quarter also benefited from  increased management and franchise fees and strong results from our timeshare business. Results in the 2003 first quarter were adversely impacted by business declines related to the conflict in Iraq and a soft U.S. economy. Results in the first quarter of 2003 were also negatively impacted by a pre-tax charge of $17 million related to the impairment of certain equity securities held by us.

The 2004 first quarter also reflects the implementation of FIN 46R, which resulted in the consolidation of a previously unconsolidated managed hotel. The implementation of FIN 46R resulted in an increase in other revenue and expenses from managed and franchised properties and certain other expenses in the 2004 period. However, it had no impact on reported net income or net income per share.

Revenue from owned hotels totaled $482 million in the 2004 first quarter, essentially flat with the 2003 first quarter, and total expenses were also essentially flat at $371 million. Strong results at our comparable owned hotels were offset by the impact of asset sales. Excluding the impact of asset sales, owned hotel revenue increased six percent from $453 million in 2003 to $479 million in 2004, while owned hotel expenses increased five percent from $351 million in 2003 to $369 million in 2004.

Results at our comparable owned hotels improved compared to 2003 due to improving business and group travel, combined with continued strong leisure demand. The strong group business also led to an increase in food and beverage profits in the first quarter. While leisure demand continues to be high, we were able to replace leisure business with higher average rate business transient travelers and groups in certain markets. Margins at our comparable owned hotels (revenue less expenses as a percentage of revenue for comparable owned hotels) improved 50 basis points compared to the prior year. Margins in the quarter benefited from RevPAR increases, increased food and beverage business and our continuing cost containment efforts.

RevPAR for comparable owned properties increased 2.9 percent in the quarter, with occupancy increasing 1.6 points to 68.3 percent and average daily rate up 0.6 percent to $146.65. Results improved significantly in the Hawaii market due to increased average rates. The New York, Washington D.C. and Phoenix markets also posted particularly strong results in the quarter. San Francisco, while improving, remains a sluggish market. As anticipated, our owned hotels in Chicago posted weaker results compared to 2003 due to a reduction in the number of citywide conventions in this market. Excluding the impact of Chicago from both periods, RevPAR for comparable owned properties increased nearly 5 percent for the quarter.

Leased hotel revenue totaled $26 million in the 2004 first quarter, a $2 million increase compared to the 2003 first quarter, while leased hotel expenses also increased $2 million to $25 million. Due to the relatively large size of the lease payments required in a hotel operating lease, the leased properties operate at margins significantly lower than our owned hotels.

Management and franchise fee revenue in the 2004 first quarter increased $9 million, or 11%, over the prior year quarter to $89 million. Fee revenue is based primarily on rooms revenue at franchised properties and total operating revenue (and to a lesser extent gross operating profits or cash flow) at managed properties. Continued strength in leisure demand and increased demand from business travelers enabled all of our brands to report significant RevPAR increases in the first quarter. The increase in management and franchise fees in the quarter reflects this RevPAR growth and the addition of new units.

Revenue from our timeshare operations (included in timeshare and other income) totaled $109 million in the 2004 first quarter, compared to $75 million in the 2003 first quarter, an increase of 45 percent. Timeshare expenses for the 2004 first quarter (included in other operating expenses) were $82 million, compared to $56 million in the 2003 first quarter. Overall timeshare unit sales in the quarter were up 29 percent over the 2003 period with robust sales at our new projects in Orlando and Las Vegas. The average unit sales price increased two percent across the system during the quarter. Timeshare revenue and profitability during the quarter were also impacted by favorable comparisons due to percentage of completion accounting for the Orlando and Las Vegas projects, higher resort fees and higher financing income due to increased sales.

Depreciation and amortization expense decreased $3 million in the first quarter of 2004 to $83 million, primarily due to property sales and lower amortization expense resulting from the write-off of value assigned to certain long-term management and franchise agreements that were terminated in prior periods.

Results in the 2003 first quarter include a $17 million pre-tax charge related to the decline in value of certain equity securities held by us. The decline in value of the securities was deemed to be other-than-temporary in the prior year quarter, thus requiring an earnings charge, primarily based on the length of time the securities had traded below cost.

Corporate Activity

Interest and dividend income increased $3 million compared with the prior year period. The increase resulted from interest received on a favorable tax settlement of a prior year Federal income tax matter. Interest expense, net of amounts capitalized, decreased $5 million reflecting lower outstanding debt balances.

The total pre-tax loss on asset dispositions of $1 million and $4 million for the first quarters of 2003 and 2004, respectively, primarily represents the write-off of values assigned to certain long-term management and franchise agreements that were terminated during each of the quarters.

The effective income tax rate for the first quarter of 2004 increased to 34% from 8% in the first quarter of 2003. The effective rate in the first quarter of 2003 reflects the utilization of tax loss carryforwards of $4 million resulting from our contribution of the Hilton Rye Town in February 2003 to a partnership formed with CNL Hospitality in December 2002. The effective rate in the first quarter of 2004 reflects the utilization of tax loss carryforwards of approximately $2 million resulting from the sale of the Doubletree La Posada Resort—Scottsdale in Arizona. Excluding the impact of the carryforward utilizations, the effective tax rate was essentially flat at 38% for both first quarters of 2003 and 2004. Our effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

Hotel Statistics

RevPAR for U.S. owned hotels and system-wide for the three months ended March 31, 2003 and 2004 is as follows:

	U.S. owned (1)
	Three months ended March 31,
	2003	2004	% Change
Hilton	$102.13	105.22	3.0%
All other	69.77	70.91	1.6
Total	97.30	100.15	2.9

(1)          Statistics are for comparable U.S. hotels, and include only hotels in the system as of March 31, 2004 and owned by us since January 1, 2003.

	System-wide (2)
	Three months ended March 31,
	2003	2004	% Change
Hilton	$81.56	86.60	6.2%
Hilton Garden Inn	58.19	64.43	10.7
Doubletree	64.46	68.78	6.7
Embassy Suites	82.33	86.03	4.5
Homewood Suites by Hilton	63.37	67.90	7.1
Hampton	47.43	50.26	6.0
Other	62.25	77.53	24.5

(2)          Statistics are for comparable hotels, and include only hotels in the system as of March 31, 2004 and owned, operated or franchised by us since January 1, 2003.

Other Matters

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) to expand upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Under previous accounting guidance, we generally have included another entity in our consolidated financial statements only if we have a controlling financial interest in the entity through voting or other interests. FIN 46 changes that guidance by requiring a variable interest entity (VIE), as defined, to be consolidated by the company that is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. The losses and residual returns are based on the potential variability from the anticipated cash flow of the VIE attributable to the holders of variable interests. FIN 46 also requires disclosure about VIEs that a company is not required to consolidate, but in which it has a significant variable interest.

Our evaluation of the provisions of FIN 46 as it relates to our various forms of arrangements has focused primarily on reviewing the key terms of our joint venture agreements, management contracts and franchise agreements against the criteria in FIN 46 to determine if any of these arrangements qualify as VIEs. In general, a VIE represents a structure used for business purposes that either does not have equity investors with voting rights or that has equity investors that do not provide sufficient financial resources for the entity to support its activities. However, other contractual arrangements could qualify an entity as a VIE and designate which party to the contract is the primary beneficiary.

In the first quarter of 2003, we adopted FIN 46 for VIEs created after January 31, 2003, which resulted in no impact to our consolidated financial statements. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) that replaced the original interpretation and codified proposed modifications and other decisions previously issued through certain FASB Staff Positions, including the deferral of the effective date of applying FIN 46R to certain variable interests created before February 1, 2003. We adopted FIN 46R in the first quarter of 2004. The majority of our joint venture agreements, management contracts and franchise agreements are not variable interests, and therefore are not subject to the consolidation and disclosure provisions of FIN 46R.

Our evaluation of our joint venture agreements, management contracts and franchise agreements has identified two managed hotels in which we have variable interests, due to the terms of performance guarantees. The performance guarantee associated with one of the hotel management agreements does not expose us to the majority of expected cash flow variability and therefore this hotel is not consolidated. Our maximum exposure to loss on this contract consists of future management fees and our potential obligation to fund the performance guarantee which, as of March 31, 2004, totaled an aggregate amount of approximately $46 million through 2012.

The second of the two contracts contains provisions that expose us to the majority of expected cash flow variability. As a result, we are considered to be the primary beneficiary under FIN 46R and are required to consolidate the balance sheet and results of operations of the hotel. Therefore, this previously unconsolidated managed hotel has been consolidated as of January 1, 2004. Our consolidated balance sheet as of March 31, 2004 includes the assets and liabilities of this non-controlled hotel, including $17 million of cash and equivalents (reflected as restricted cash) and $100 million of debt which is non-recourse to us. The debt is secured by the fixed assets of the hotel with a historical cost of $76 million. The net equity of the hotel is a retained deficit of approximately $58 million as of March 31, 2004 and is reflected on our consolidated balance sheet in other assets. The revenue and operating expenses of this property are included in other revenue and expenses from managed and franchised properties in the consolidated statements of income. Our financial exposure to this property consists of the fees we earn under the management agreement and costs we may incur under the performance guarantee. The net effect of the other earnings of this property, which belong to the hotel owners, are reversed from our consolidated results through minority and non-controlled interests expense in the consolidated statements of income. As a result, the implementation of FIN 46R had no impact on reported net income or net income per share.

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, those set forth under the captions “The Company,” “Development and Capital Spending,” “Liquidity and Capital Resources,” “Results of Operations” and “Other Matters,” and statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The words “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “projects” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to risks and uncertainties, including those identified above under “The Company” as well as those in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 under “Operations—Development” and “—Territorial Restrictions,” “Additional Information—Marketing,” “—Business Risks,” “—Competition,” “—Environmental Matters” and “—Regulation and Licensing,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as:

•       supply and demand changes for hotel rooms and timeshare intervals;

•       the financial condition of the airline industry and its impact on air travel;

•       the effect of any rating agency downgrades on the cost and availability of new debt financing;

•       the impact of infectious disease outbreaks on travel and the demand for hotel rooms and timeshare intervals;

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. There have been no significant changes in our financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004, the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b)          Reports on Form 8-K

We filed a Report on Form 8-K, dated April 28, 2004, filing information under “Item 5. Other Events” and furnishing information under “Item 12. Disclosure of Results of Operations and Financial Condition,” with respect to our financial results for the first quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILTON HOTELS CORPORATION
(Registrant)
Date: May 7, 2004	/s/ Matthew J. Hart
Matthew J. Hart
Executive Vice President and Chief Financial Officer
/s/ Robert M. La Forgia
Robert M. La Forgia
Senior Vice President and Controller
(Chief Accounting Officer)