Form 10-Q
period 2004-06-30
HILTON HOTELS CORP
filed 2004-08-05
CIK 47580

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 30, 2004—Common Stock, $2.50 par value—384,941,085 shares.

PART I—FINANCIAL INFORMATION

Company or group of companies for which report is filed:

HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS

Consolidated Statements of Income
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(unaudited)		(unaudited)
Revenue
Owned hotels	$531	546	1,014	1,028
Leased hotels	27	29	51	55
Management and franchise fees	88	97	168	186
Timeshare and other income	88	107	171	227
	734	779	1,404	1,496
Other revenue from managed and franchised properties	242	286	481	563
	976	1,065	1,885	2,059
Expenses
Owned hotels	376	380	748	751
Leased hotels	24	25	47	50
Depreciation and amortization	79	83	165	166
Impairment loss and related costs	—	—	17	—
Other operating expenses	79	89	154	190
Corporate expense, net	19	25	38	44
	577	602	1,169	1,201
Other expenses from managed and franchised properties	242	285	481	559
	819	887	1,650	1,760
Operating income from unconsolidated affiliates	7	10	15	20
Operating Income	164	188	250	319
Interest and dividend income	8	7	15	17
Interest expense	(77)	(72)	(152)	(142)
Net interest from unconsolidated affiliates and non-controlled interests	(4)	(8)	(9)	(14)
Net (loss) gain on asset dispositions	(2)	3	(3)	(1)
Income Before Taxes and Minority and Non-Controlled Interests	89	118	101	179
Provision for income taxes	(33)	(40)	(34)	(61)
Minority and non-controlled interests, net	(2)	(3)	(4)	(6)
Net Income	$54	75	63	112
Basic Earnings Per Share	$.14	.20	.17	.29
Diluted Earnings Per Share	$.14	.19	.17	.29

See notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries
Consolidated Balance Sheets
(in millions)

	December 31, 2003	June 30, 2004
		(unaudited)
ASSETS
Current Assets
Cash and equivalents	$9	169
Restricted cash	73	126
Accounts receivable, net	246	290
Inventories	193	160
Deferred income taxes	78	80
Current portion of notes receivable, net	32	65
Receivable from Caesars Entertainment, Inc.	325	325
Other current assets	64	72
Total current assets	1,020	1,287
Investments, Property and Other Assets
Investments and notes receivable, net	558	558
Property and equipment, net	3,641	3,566
Management and franchise contracts, net	383	357
Leases, net	115	113
Brands	970	970
Goodwill	1,240	1,240
Other assets	251	305
Total investments, property and other assets	7,158	7,109
Total Assets	$8,178	8,396
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$553	577
Current maturities of long-term debt	338	338
Income taxes payable	4	43
Total current liabilities	895	958
Long-term debt	3,801	3,620
Non-recourse debt of non-controlled entity	—	100
Deferred income taxes and other liabilities	1,243	1,325
Stockholders’ equity	2,239	2,393
Total Liabilities and Stockholders’ Equity	$8,178	8,396

See notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries
Consolidated Statements of Cash Flow
(in millions)

	Six Months Ended June 30,
	2003	2004
	(unaudited)
Operating Activities
Net income	$63	112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165	166
Amortization of loan costs	8	4
Net loss on asset dispositions	3	1
Impairment loss and related costs	17	—
Change in working capital components:
Inventories	(11)	29
Accounts receivable	—	(42)
Other current assets	4	(5)
Accounts payable and accrued expenses	(35)	9
Income taxes payable	17	39
Restricted cash	(12)	(53)
Change in deferred income taxes	7	26
Change in other liabilities	(35)	59
Unconsolidated affiliates’ distributions in excess of earnings	14	10
Other	(1)	6
Net cash provided by operating activities	204	361
Investing Activities
Capital expenditures	(79)	(66)
Additional investments	(96)	(141)
Proceeds from asset dispositions	86	51
Payments received on notes and other	48	96
Net cash used in investing activities	(41)	(60)
Financing Activities
Change in revolving loans	(220)	(160)
Long-term borrowings	562	—
Reduction of long-term debt	(506)	(7)
Issuance of common stock	9	41
Cash dividends	(15)	(15)
Net cash used in financing activities	(170)	(141)
(Decrease) Increase in Cash and Equivalents	(7)	160
Cash and Equivalents at Beginning of Year	20	9
Cash and Equivalents at End of Period	$13	169

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

The consolidated financial statements for the three and six months ended June 30, 2003 and 2004 are unaudited; however, in the opinion of management, all adjustments (which include normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

Note 2:   Earnings Per Share

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding totaled 377 million for both the three and six months ended June 30, 2003, and 383 million and 382 million for the three and six months ended June 30, 2004, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of the assumed exercise of stock options and convertible securities increased the weighted average number of common shares by 18 million and 22 million for the three and six months ended June 30, 2003, respectively, and 8 million for each of the three and six month periods ended June 30, 2004. In addition, the increase to net income resulting from interest on convertible securities assumed to have not been paid was $2.1 million and $6.0 million for the three and six months ended June 30, 2003, respectively. There was no increase to net income attributable to interest on convertible securities for the three and six months ended June 30, 2004. The sum of EPS for the first two quarters of 2003 and 2004 differs from the year to date EPS for each respective period due to the required method of computing EPS in the respective periods.

Note 3:   Stock Based Compensation

We apply Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for our stock-based compensation plans. Prior to 2004, our stock-based compensation consisted primarily of stock options. No compensation cost is reflected in our net income related to our stock option awards for the periods presented, as all options had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant.

For disclosure purposes, we estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003: dividend yield of one percent; expected volatility of 35 percent; risk-free interest rate of 3.0 percent and expected life of five years. No new options were granted in the first half of 2004.

In the second quarter of 2004, we awarded restricted stock under the new 2004 Omnibus Equity Compensation Plan which includes two forms of restricted stock: time-based and performance-based. The time-based restricted stock awards vest annually in a straight-line manner over four years. The performance-based restricted stock awards vest in full at the end of a three-year period, with the shares to be issued subject to upward or downward revision based on the extent a pre-determined performance measure is achieved. In accordance with APB 25, compensation expense for the time-based awards is measured at the fair value of the underlying stock at the date of grant. Compensation expense associated with the performance-based awards is subject to adjustment for changes in the underlying stock price over the vesting period, as well as changes in estimates relating to whether the performance objective will be achieved. Compensation expense for both the time-based and performance-based awards is amortized over the respective vesting periods. Total compensation expense under the 2004 plan was approximately $3 million in the three and six-month periods ending June 30, 2004.

We also provide supplemental retirement benefits to eligible senior officers in the form of fixed stock units that settle for shares of our common stock on a one-for-one basis. The compensation expense associated with the benefits is expensed over a four year vesting period. The pre-tax expense under these plans totaled $1 million in both three-month periods ending June 30, 2003 and 2004 and $3 million in both six-month periods ending June 30, 2003 and 2004.

Had the expense for all forms of our stock-based compensation been determined using the fair value based method defined in Financial Accounting Standard (FAS) 123, “Accounting for Stock-Based Compensation,” our net income and net income per share would have been reduced to the pro forma amounts indicated below. These pro forma results may not be indicative of the future results for the full fiscal year due to potential grants, vesting and other factors:

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
	(in millions, except per share amounts)
Net income:
As reported	$54	75	63	112
Add back: Compensation expense included in reported net income, net of tax	1	3	2	4
Deduct: Fair-value compensation expense for all awards, net of tax	(5)	(6)	(10)	(10)
As adjusted	$50	72	55	106
Basic earnings per share:
As reported	$.14	.20	.17	.29
As adjusted	$.13	.19	.15	.28
Diluted earnings per share:
As reported	$.14	.19	.17	.29
As adjusted	$.13	.18	.15	.27

Note 4:   Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
	(in millions)		(in millions)
Net income	$54	75	63	112
Change in unrealized gains and losses, net of tax	2	2	8	—
Cash flow hedge adjustment, net of tax	(1)	2	1	5
Comprehensive income	$55	79	72	117

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

We assess on a quarterly basis the effectiveness of our hedges in offsetting the variability in the cash flow or fair value of hedged obligations. There were no amounts recognized or reclassified into earnings for the six months ended June 30, 2003 or 2004 due to hedge ineffectiveness or due to excluding from the assessment of effectiveness any component of the derivatives.

Note 6:   New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) to expand upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Under previous accounting guidance, we generally have included another entity in our consolidated financial statements only if we have a controlling financial interest in the entity through voting or other interests. FIN 46 changes that guidance by requiring a variable interest entity (VIE), as defined, to be consolidated by the company that is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. The losses and residual returns are based upon the potential variability from the anticipated cash flow of the VIE attributable to the holders of variable interests. FIN 46 also requires disclosure about VIEs that a company is not required to consolidate, but in which it has a significant variable interest.

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

In the first quarter of 2003, we adopted FIN 46 for VIEs created after January 31, 2003, which resulted in no impact to our consolidated financial statements. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) that replaced the original interpretation and codified proposed modifications and other decisions previously issued through certain FASB Staff Positions, including the deferral of the effective date of applying FIN 46R to certain variable interests created before February 1, 2003. We adopted FIN 46R in the first quarter of 2004. Except as described in the following paragraphs, our joint venture agreements, management contracts and franchise agreements are not variable interests, and therefore are not subject to the consolidation and disclosure provisions of FIN 46R.

Our evaluation of our joint venture agreements, management contracts and franchise agreements has identified two managed hotels in which we have variable interests, due to the terms of performance guarantees. The performance guarantee associated with one of the hotel management agreements does not expose us to the majority of expected cash flow variability and therefore this hotel is not consolidated. Our maximum exposure to loss on this contract consists of future management fees and our potential obligation to fund the performance guarantee which, as of June 30, 2004, totaled an aggregate amount of approximately $46 million through 2012.

The second of the two contracts contains provisions that expose us to the majority of expected cash flow variability. As a result, we are considered to be the primary beneficiary under FIN 46R and are required to consolidate the balance sheet and results of operations of the hotel. Therefore, this previously unconsolidated managed hotel has been consolidated as of January 1, 2004. Our consolidated balance sheet as of June 30, 2004 includes the assets and liabilities of this non-controlled hotel, including $14 million of cash and equivalents (reflected as restricted cash) and $100 million of debt which is non-recourse to us. The debt is secured by the fixed assets of the hotel with a historical cost of $80 million. The net equity of the hotel is a retained deficit of approximately $59 million as of June 30, 2004 and is reflected on our consolidated balance sheet in other assets. The revenue and operating expenses of this property are included in other revenue and expenses from managed and franchised properties in the consolidated statements of income. Our financial exposure to this property consists of the fees we earn under the management agreement and costs we may incur under the performance guarantee. The net effect of the other earnings of this property, which belong to the hotel owners, is reversed from our consolidated results through minority and non-controlled interests expense in the consolidated statements of income. As a result, the implementation of FIN 46R had no impact on reported net income or net income per share.

Note 7:   Segment Information

Our operations consist of three reportable segments which are based on similar products or services: Hotel Ownership, Managing and Franchising, and Timeshare. Segment results are presented net of consolidating eliminations for fee based services, which is the basis used by management to evaluate segment performance. Managing and Franchising revenue includes reimbursements from managed properties and franchisees for certain costs incurred on their behalf, which are included in other revenue from managed and franchised properties in the consolidated statements of income. Segment results are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
	(in millions)		(in millions)
Revenue
Hotel Ownership	$567	584	1,082	1,103
Managing and Franchising	330	383	649	749
Timeshare	79	98	154	207
	$976	1,065	1,885	2,059
Operating income:
Hotel Ownership	$113	122	173	190
Managing and Franchising	75	86	141	166
Timeshare	20	26	38	52
Corporate and other unallocated expenses	(44)	(46)	(102)	(89)
Total operating income	164	188	250	319
Interest and dividend income	8	7	15	17
Interest expense	(77)	(72)	(152)	(142)
Net interest from unconsolidated affiliates and non-controlled interests	(4)	(8)	(9)	(14)
Net (loss) gain on asset dispositions	(2)	3	(3)	(1)
Income before taxes and minority and non-controlled interests	89	118	101	179
Provision for income taxes	(33)	(40)	(34)	(61)
Minority and non-controlled interests, net	(2)	(3)	(4)	(6)
Net Income	$54	75	63	112

Note 8:   Asset Dispositions

The $1 million loss on asset dispositions in the first half of 2004 is primarily due to a $4 million loss related to the write-off of values assigned to certain long-term management and franchise agreements that were terminated in the period, net of a $3 million gain from the sale of our investment in Travelweb.

In the 2004 first quarter, we sold the Doubletree La Posada Resort—Scottsdale in Arizona for total consideration of approximately $30 million, including approximately $6 million in cash and a note receivable for approximately $24 million. The note receivable is due to be repaid in the first quarter of 2005 and has been classified as a current asset on the June 30, 2004 consolidated balance sheet. No book gain or loss was realized on the sale; however, the transaction generated a capital gain for tax purposes, which enabled us to utilize existing capital loss tax carryforwards that had been fully reserved in prior periods. The transaction resulted in a net benefit to our income tax provision of approximately $2 million. We will continue to operate the hotel under a short-term management agreement that expires when the outstanding note is due.

In the second quarter of 2004, we sold the Doubletree Modesto and Doubletree Bakersfield, both in California. Total consideration from the sale of both hotels was approximately $40 million in cash. Gains of approximately $3 million on Modesto and approximately $2 million on Bakersfield were deferred and, due to our continuing involvement with each hotel, will be recognized over the life of the long-term management contract retained on each hotel. Both management contracts are for a term of ten years. The transaction also generated a capital gain for tax purposes, which enabled us to utilize existing capital loss tax carryforwards that had been fully reserved in prior periods. The transaction resulted in a net benefit to our income tax provision of approximately $4 million.

Note 9:   Impairment Loss and Related Costs

Results in the 2003 first quarter include a $17 million pre-tax charge related to the decline in value of certain equity securities held by us. The decline in value of the securities was deemed to be other than temporary in the quarter, thus requiring an earnings charge, primarily based on the length of time the securities had traded below cost.

Note 10:   Guarantees

We have established franchise financing programs with third party lenders to support the growth of our Hilton Garden Inn, Homewood Suites by Hilton, Hampton and Embassy Suites hotels. As of June 30, 2004, we have provided guarantees of $47 million on loans outstanding under the programs. In addition, we have guaranteed $78 million of debt and other obligations of unconsolidated affiliates and third parties, bringing our total guarantees to $125 million. Our outstanding guarantees have remaining terms of one to eight years. We also have commitments under letters of credit totaling $88 million as of June 30, 2004. We believe it is unlikely that material payments will be required under our outstanding guarantees.

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

We have also provided performance guarantees to certain owners of hotels which we operate under management contracts. Most of these guarantees allow us to terminate the contract rather than fund shortfalls if specified performance levels are not achieved. In limited cases, we are obligated to fund performance shortfalls. At June 30, 2004, we have two contracts containing performance guarantees with possible cash outlays totaling approximately $198 million through 2012. Funding under these performance guarantees totaled approximately $5 million in 2003, and is expected to total approximately $4 million in 2004. Funding under these guarantees in future periods is dependent on the operating performance levels of these hotels over the remaining term of the performance guarantee. Although we anticipate that the future operating performance levels of these hotels will be largely achieved, there can be no assurance that this will be the case. In addition, we do not anticipate losing a significant number of management contracts in 2004 pursuant to these guarantees.

The liability for potential obligations under our outstanding guarantees totaled approximately $6 million as of June 30, 2004. Under limited circumstances, we may be obligated to provide additional guarantees or letters of credit totaling $17 million, including future construction loan guarantees of an unconsolidated joint venture totaling $8 million at June 30, 2004.

Note 11:   Employee Benefit Plans

We have a noncontributory retirement plan (Basic Plan) which covers many of our non-union employees. Benefits are based upon years of service and compensation, as defined. Since December 31, 1996, employees have not accrued additional benefits under the Basic Plan. We do not expect to make any material contributions to the Basic Plan in 2004. Our net periodic benefit cost for the three and six months ended June 30, 2003 and 2004 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
	(in millions)		(in millions)
Expected return on plan assets	$5	5	10	10
Interest cost	(4)	(4)	(8)	(8)
Amortization of prior service cost	—	—	(1)	(1)
Net periodic benefit cost	$1	1	1	1

Note 12:   Reclassifications

Our proportionate share of equity in earnings from unconsolidated affiliates has been reclassified in our consolidated statements of income to a separate account classification entitled “Operating income from unconsolidated affiliates.” The reclassification resulted in a reduction in revenue of $7 million and $15 million in the three month and six month periods ended June 30, 2003, respectively. The reclassification had no impact on our operating income, net income, cash flow or financial position. Certain other prior period amounts have been reclassified to conform with the current year presentation, primarily related to our separate presentation of restricted cash on the face of the consolidated balance sheets.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are engaged in the ownership, management and development of hotels, resorts and timeshare properties and the franchising of lodging properties. At June 30, 2004, our system contained 2,216 properties with approximately 353,000 rooms. Our brands include Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Hampton, Homewood Suites by Hilton and Conrad. In addition, we develop and operate timeshare resorts through Hilton Grand Vacations Company and its related entities. We are also engaged in various other activities related or incidental to the operation of hotels.

The number of properties and rooms at June 30, 2004 by brand and by type are as follows:

Brand	Properties	Rooms	Type	Properties	Rooms
Hilton	230	89,045	Owned(1)	52	31,740
Hilton Garden Inn	200	27,399	Leased	7	2,643
Doubletree	152	40,260	Joint Venture	67	20,557
Embassy Suites	174	42,560		126	54,940
Homewood Suites by Hilton	136	15,319	Managed	207	51,619
Hampton	1,277	129,403	Franchised	1,852	242,586
Other	16	5,159		2,059	294,205
Timeshare	31	3,740	Timeshare	31	3,740
Total	2,216	352,885	Total	2,216	352,885

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

We anticipate that improving economic factors will continue to create opportunities for the lodging industry and our company during the remainder of 2004. Improving economic conditions are expected to result in increased business and group travel, which, when combined with expected strong leisure travel, limited full-service supply growth and cost controls, should increase the profitability of our owned hotels. We also anticipate continued growth in our management and franchise fee business from a combination of expected revenue per available room (RevPAR) growth and additions to our system of hotels. In addition, we anticipate a continuing strong year from our timeshare business. Challenges in 2004 are expected to include continued short reservation lead times for our group business and a difficult environment in certain markets. The lack of citywide conventions in Chicago is expected to make this a difficult market for the remainder of 2004. Advance booking trends in Chicago suggest that we should see improvements in that market in 2005 and 2006. We will continue to focus on managing our costs, achieving RevPAR premiums in the markets where we operate, increasing occupancy, adding new properties to our family of brands, leveraging technology and delivering outstanding customer service. We believe that our focus on these core strategies, combined with our financial strength, diverse market presence, strong brands, and well-maintained, strategically located properties will enable us to remain competitive.

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

During the first half of 2004, we added a total of 65 properties, primarily franchises, with approximately 8,200 rooms to our system. A total of 22 properties, primarily franchises, with approximately 3,800 rooms were removed from our system during the same period due primarily to product quality issues. We expect to add approximately 115 to 130 new hotels with 15,000 to 17,000 rooms to our system in 2004, with Hampton and Hilton Garden Inn accounting for most of the new development. Virtually all of the growth is expected to be through franchise and management agreements.

We believe our brand growth strategy continues to benefit from the significant market share premiums most of our brands command over their respective competitive sets. With 100 representing a brand’s fair share of the market, our brands (according to recent data from Smith Travel Research) posted RevPAR index numbers as follows for the first five months of 2004: Embassy Suites, 123.3; Homewood Suites by Hilton, 119.0; Hampton Inn, 117.9; Hilton Garden Inn, 116.1; Hilton, 108.8; and Doubletree, 98.9. In addition, we were ranked number one in the hotel industry for customer satisfaction according to statistics from the American Customer Satisfaction Index released in June 2004, representing our third first-place ranking in five years. In July, it was announced that both Hilton Garden Inn and Homewood Suites by Hilton earned first-place rankings for customer satisfaction in their respective categories from J. D. Power & Associates, while Embassy Suites and Hampton Inn each garnered top three rankings in their categories.

We believe the continued strong performance of our brands has enabled us to significantly enhance our development pipeline versus our industry competitors. The company had approximately 425 hotels, primarily franchises, with 58,000 rooms in its development pipeline at June 30, 2004. According to Lodging Econometrics, in the first half of 2004, Hilton had the highest number of U.S. hotel openings of any company. The consummation of transactions in our development pipeline is subject to various conditions and uncertainties.

Our ability to grow the number of hotels in our system is affected by the factors referenced under “Forward-Looking Statements,” such as national and regional economic conditions; the effects of actual and threatened terrorist attacks and international conflicts; credit availability; relationships with franchisees and property owners; and competition from other hotel brands.

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

Hotel Ownership

Capital expenditures during the first six months of 2004 totaled $66 million, consisting primarily of routine improvements and technology capital expenditures. We expect to continue to make appropriate capital expenditures to maintain our owned assets and improve technology at our properties. In response to enthusiastic customer response regarding ease of use and time savings, we are installing self-service check-in kiosks at our larger hotels. Approximately 45 of our owned or managed hotels will have these units by the end of the year. In addition, we anticipate spending approximately $17 million in 2004 to upgrade the bedding at our owned and leased hotels.

Managing and Franchising

Total property additions in the first six months of 2004 included 60 franchised properties and four managed properties. These additions included five properties which, due in part to the market share leadership of our brands and the challenging environment for many hotel operators, were converted to our family of brands in the period. The five conversions included one Hilton Garden Inn, two Doubletree and two Hampton properties. In addition, we completed the conversion of the former Adam’s Mark hotel in Memphis to a 408-room Hilton in the second quarter of 2004 following a major renovation. The conversion to the Hilton brand of a 332-room full-service hotel in Indianapolis is scheduled for August 2004.

Additions in the first six months of 2004 included the fifteenth Hampton Inn, the seventh Hilton Garden Inn and the second Doubletree in Canada. Groundbreaking also took place during the second quarter of 2004 for the first Homewood Suites by Hilton hotel in Canada, located in Toronto. A new Hilton-managed convention hotel opened in Omaha, Nebraska during the quarter.

During the first six months of 2004, we announced the development of the first Embassy Suites hotel in Mexico, scheduled to open in early 2005 in Mexico City. Pursuant to a joint venture with Hilton International, new managed Conrad hotels opened in Bali, Indonesia in the first quarter of 2004 and in Miami, Florida in July 2004. A new managed Conrad hotel in Phuket, Thailand is scheduled to open in November 2004. During the first half of 2004, we signed agreements to manage a new 442-suite Conrad hotel on the Las Vegas Strip and a new 243-room Conrad hotel in the heart of downtown Indianapolis, both of which are expected to open in 2006.

During the first half of 2004, an affiliate of USAA Real Estate Co. acquired six Doubletree properties from a third party, with two of these properties located in Houston and the remaining four located in Kansas City, Anaheim, St. Louis and Tulsa, and has started renovation projects at these properties. Also in the first half of 2004, we introduced “Make It Hampton,” a brand improvement program that will bring a wide range of new products and services to the Hampton system by 2005.

Timeshare

We are currently developing new timeshare projects in Las Vegas, Nevada, Orlando, Florida and Waikoloa, Hawaii. In the first half of 2004, we began development of a new timeshare project in Waikoloa, Hawaii. This project will have 120 units at completion in early 2006. In Orlando, the project has 96 units in its first two phases, with phase one completed in February 2004 and phase two completed in April 2004. Construction is continuing on the next 70 units at our Orlando project, which are scheduled to open in early 2005. We will begin development of the second phase of the property on the Las Vegas Strip, a 38-story, 431-unit tower, by the end of 2004. Upon the opening of phase two, approximately half of the planned four-tower, 1,577-unit project will have been completed.

Capital expenditures associated with our timeshare operations during the first half of 2004 totaled $15 million. The capital expenditures associated with our non-lease timeshare products are reflected as inventory until the timeshare intervals are sold. We also provide financing to the buyers of our timeshare intervals. During the first half of 2004, we issued approximately $112 million of loans related to timeshare financings, which comprised the majority of our additional investments of $141 million. Principal collections on timeshare notes during the first six months were approximately $62 million.

Liquidity and Capital Resources

Overview

Net cash provided by operating activities was $204 million and $361 million for the six months ended June 30, 2003 and 2004, respectively. The net increase relates primarily to increased operating results and net changes in operating assets and liabilities. The changes in operating assets and liabilities include a decrease in timeshare inventory as sales outpaced new construction in the 2004 period. Cash from operating activities also benefited from an increase in timeshare deferred revenue and increased insurance reserves compared to the 2003 six-month period. Improved results also resulted in increased income tax liabilities between periods. These increases were partially offset by an increase in restricted cash compared to the 2003 six-month period.

Net cash used in investing activities was $41 million and $60 million for the six months ended June 30, 2003 and 2004, respectively. The change was primarily due to increased investments through the financing of timeshare sales in comparison to the prior year period and lower proceeds from asset dispositions in the 2004 period, partially offset by $30 million received in the first quarter of 2004 upon the redemption of preferred stock that was issued to us in conjunction with the sale of the Red Lion hotel chain to WestCoast Hospitality Corporation in 2001.

Net cash used in financing activities was $170 million for the first six months of 2003 and $141 million for the first six months of 2004. The net change between periods is primarily due to increased proceeds received from a higher volume of stock options exercised in 2004.

Cash and equivalents increased $160 million from December 31, 2003 to $169 million at June 30, 2004. Restricted cash totaled $73 million at December 31, 2003 and $126 million at June 30, 2004, respectively. Restricted cash includes cash related to certain consolidated hotels, the use of which is restricted for hotel purposes under the terms of collateralized borrowings; refundable deposits on the sale of timeshare intervals and cash balances held by a non-controlled entity that is consolidated as the result of implementing FIN 46R in the 2004 first quarter (see “Other Matters—New Accounting Standards”).

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

Financing

In August 2003, we established a $1 billion five-year revolving credit facility, with an option to increase the size of the facility by an additional $250 million. The company’s $1 billion revolving credit facility was completely repaid during the 2004 second quarter. The capacity under our revolver is also used to support certain outstanding letters of credit. Total revolving debt capacity of approximately $830 million was available to us at June 30, 2004.

In October 1997, we filed a shelf registration statement with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. At June 30, 2004, available financing under the shelf totaled $825 million. The terms of any additional securities offered under the shelf will be determined by market conditions at the time of issuance.

In connection with the spin-off in 1998 of our gaming business to a new corporation named Park Place Entertainment Corporation (subsequently renamed Caesars Entertainment, Inc.), Caesars assumed and agreed to pay 100% of the amount of each payment required to be made by us under the terms of the indentures governing our $325 million 7% Senior Notes due July 15, 2004. Caesars repaid these notes, as scheduled, in July 2004. Because these notes were our legal obligation, they are reported in our debt balance and a receivable from Caesars in an equal amount is included in our consolidated balance sheets as current maturities of long-term debt with the offsetting receivable classified in current assets.

As of June 30, 2004, approximately 13% of our long-term debt (excluding the Caesars allocated debt and including the impact of interest rate swaps) was floating rate debt.

The following table summarizes our significant contractual obligations as of June 30, 2004, including long-term debt and operating lease commitments:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in millions)
Long-term debt	$3,958	338	467	459	2,694
Operating leases	692	36	65	59	532
Total contractual obligations	$4,650	374	532	518	3,226

As a result of implementing FIN 46R in 2004, our consolidated balance sheet as of June 30, 2004 includes the assets and liabilities of a non-controlled managed hotel, including $100 million of debt that is non-recourse to us. This amount is reflected on our consolidated balance sheet as non-recourse debt of non-controlled entity and is excluded from the contractual obligations table above.

Development Financing and Other Commercial Commitments

To assist prospective franchisees in obtaining financing for hotel projects, we have programs to provide alternative capital sources to qualified franchisees. We have provided secondary financing to franchisees under a mezzanine financing program. Loans outstanding under this program at June 30, 2004 totaled approximately $43 million.

Hilton Acceptance Corp. (“HilMAC”), a third party lending entity, provides first mortgage construction financing to franchisees for select Hilton Garden Inn, Homewood Suites by Hilton, Hampton and Embassy Suites hotels. As of June 30, 2004, we guaranteed $32 million of loans outstanding under the HilMAC program. In addition to HilMAC, we have guaranteed $15 million of obligations of our franchisees.

As of June 30, 2004, in addition to the guarantees issued in connection with our development financing programs, we have guaranteed $78 million of debt and other obligations of unconsolidated affiliates and third parties, bringing our total guarantees to approximately $125 million. We also have commitments under letters of credit as of June 30, 2004 totaling $88 million. In April 2004, we funded a loan guarantee of approximately $9 million and recorded a corresponding receivable from the party for which we funded the guarantee. Based on remedies available to us upon an event of default by the borrower, we believe that the receivable related to this funding should be fully realized. We believe it is unlikely that other material payments will be required under our outstanding guarantees.

The following table summarizes our development financing and other commercial commitments as of June 30, 2004:

	Total	Amount of Commitment Expiration per Period
Commercial Commitments	Amounts Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in millions)
Letters of credit	$88	88	—	—	—
Guarantees	125	76	41	6	2
Total commercial commitments	$213	164	41	6	2

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

We have also provided performance guarantees to certain owners of hotels which we operate under management contracts. Most of these guarantees allow us to terminate the contract rather than fund shortfalls if specified performance levels are not achieved. In limited cases, we are obligated to fund performance shortfalls. At June 30, 2004, we have two contracts containing performance guarantees with possible cash outlays totaling approximately $198 million through 2012. Funding under these performance guarantees totaled approximately $5 million in 2003, and is expected to total approximately $4 million in 2004. Funding under these guarantees in future periods is dependent on the operating performance levels of these hotels over the remaining term of the performance guarantee. Although we anticipate that the future operating performance levels of these hotels will be largely achieved, there can be no assurance that this will be the case. In addition, we do not anticipate losing a significant number of management contracts in 2004 pursuant to these guarantees.

Under limited circumstances, we may be obligated to provide additional guarantees or letters of credit totaling $17 million, including future construction loan guarantees of an unconsolidated joint venture totaling $8 million at June 30, 2004.

Asset Dispositions

The $1 million loss on asset dispositions in the first half of 2004 is primarily due to a $4 million loss related to the write-off of values assigned to certain long-term management and franchise agreements that were terminated in the period, net of a $3 million gain from the sale of our investment in Travelweb.

In the 2004 first quarter, we sold the Doubletree La Posada Resort—Scottsdale in Arizona for total consideration of approximately $30 million, including approximately $6 million in cash and a note receivable for approximately $24 million. The note receivable is due to be repaid in the first quarter of 2005 and has been classified as a current asset on the June 30, 2004 consolidated balance sheet. No book gain or loss was realized on the sale; however, the transaction generated a capital gain for tax purposes, which enabled us to utilize existing capital loss tax carryforwards that had been fully reserved in prior periods. The transaction resulted in a net benefit to our income tax provision of approximately $2 million. We will continue to operate the hotel under a short-term management agreement that expires when the outstanding note is due.

In the second quarter of 2004, we sold the Doubletree Modesto and Doubletree Bakersfield, both in California. Total consideration from the sale of both hotels was approximately $40 million in cash. Gains of approximately $3 million on Modesto and approximately $2 million on Bakersfield were deferred and, due to our continuing involvement with each hotel, will be recognized over the life of the long-term management contract retained on each hotel. Both management contracts are for a term of ten years. The transaction also generated a capital gain for tax purposes, which enabled us to utilize existing capital loss tax carryforwards that had been fully reserved in prior periods. The transaction resulted in a net benefit to our income tax provision of approximately $4 million.

Stockholders’ Equity

Dividends paid on common shares were $.02 per share for the three-month periods ended June 30, 2003 and 2004 and $.04 per share for the six-month periods ended June 30, 2003 and 2004.

Results of Operations

Comparison of fiscal quarters ended June 30, 2003 and 2004

A summary of our consolidated results for the three months ended June 30, 2003 and 2004 is as follows:

	2003	2004	% Change
	(in millions, expect per share amounts)
Revenue	$976	1,065	9%
Operating Income	164	188	15
Net Income	54	75	39
Basic EPS	.14	.20	43
Diluted EPS	.14	.19	36

Results in the 2004 second quarter benefited from continued strong business transient trends, improvement in group travel and the start of a strong summer travel season. Strong RevPAR growth (from gains in both occupancy and average rates) combined with cost containment efforts resulted in significant margin gains at our owned hotels. The 2004 second quarter also benefited from increased management and franchise fees and strong results from our timeshare business. Results in the 2003 second quarter were adversely impacted by business declines related to the conflict in Iraq and the pressure on average daily rates resulting from a soft U.S. economy.

The 2004 second quarter also reflects the implementation of FIN 46R, which resulted in the consolidation of a previously unconsolidated managed hotel, effective January 1, 2004. The implementation of FIN 46R resulted in an increase in other revenue and expenses from managed and franchised properties and certain other expenses in the 2004 period. However, it had no impact on reported net income or net income per share.

Revenue from owned hotels totaled $546 million in the 2004 second quarter, a three percent increase compared to the 2003 second quarter, and total expenses increased one percent to $380 million. Strong results at our comparable owned hotels were partially offset by the impact of asset sales. Excluding the impact of asset sales, owned hotel revenue increased eight percent from $501 million in 2003 to $539 million in 2004, while owned hotel expenses increased six percent from $355 million in 2003 to $375 million in 2004.

Results at our comparable owned hotels improved compared to 2003 due to improving demand among business transient, group and leisure travelers in most of our large urban markets. The strong group business also led to an increase in food and beverage profits in the second quarter. While leisure demand continues to be high, we were able to replace leisure business with higher average rate business transient travelers and groups in certain markets. Margins at our comparable owned hotels (revenue less expenses as a percentage of revenue for comparable owned hotels) improved 140 basis points compared to the prior year. Margins in the quarter benefited from RevPAR increases, increased food and beverage business and our continuing cost containment efforts. Total cost per occupied room at our comparable owned hotels was essentially flat with the second quarter of last year.

RevPAR for comparable owned properties increased 8.3 percent in the quarter, with occupancy increasing 3.3 points to 76.7 percent and average daily rate up 3.6 percent to $153.00. Particularly good results were posted by company-owned hotels in New York City, the Washington D.C. area, Hawaii, New Orleans, Boston, San Diego and Phoenix. San Francisco continues to show improvement, while Chicago posted weaker results compared to 2003 due to a reduction in the number of citywide conventions in that market and remains a challenging market for 2004. Excluding the impact of Chicago from both periods, RevPAR for comparable owned properties increased 10.6 percent for the quarter.

Leased hotel revenue totaled $29 million in the 2004 second quarter, a seven percent increase compared to the 2003 second quarter, while leased hotel expenses increased four percent to $25 million. Due to the relatively large size of the lease payments required in a hotel operating lease, the leased properties operate at margins significantly lower than our owned hotels. Leased hotel revenue and expenses are included with our owned hotels in our Hotel Ownership segment results.

Management and franchise fee revenue in the 2004 second quarter increased $9 million, or ten percent, over the prior year quarter to $97 million. Fee revenue is based primarily on rooms revenue at franchised properties and total operating revenue (and to a lesser extent gross operating profits or cash flow) at managed properties. The improved business trends that benefited our owned hotels in the second quarter, combined with favorable year-over-year comparisons, resulted in each of our brands reporting significant RevPAR increases in the quarter. The increase in management and franchise fees in the quarter reflects a balance of this RevPAR growth and the addition of new units.

Revenue from our timeshare operations (included in timeshare and other income) totaled $98 million in the 2004 second quarter, compared to $79 million in the 2003 second quarter, an increase of 24 percent. Timeshare expenses for the 2004 second quarter (included in other operating expenses) were $71 million, compared to $58 million in the 2003 second quarter. Overall timeshare unit sales in the quarter were up 34 percent over the 2003 period with strong sales at our new projects in Orlando and Las Vegas. The average unit sales price increased seven percent across the system during the quarter. Timeshare revenue and profitability during the quarter were also favorably impacted by higher resort fees and higher financing income due to increased sales.

Depreciation and amortization expense increased $4 million in the second quarter of 2004 to $83 million, primarily due to a prior year, one-time depreciation expense adjustment totaling approximately $5 million made at certain properties in the 2003 second quarter. This expense adjustment impacted Hotel Ownership segment expenses in the 2003 period.

Corporate Activity

Corporate expense increased $6 million to $25 million in the second quarter of 2004, of which $2 million related to a pre-tax reserve on a note receivable that was deemed uncollectible during the second quarter of 2004. The remainder of the increase in 2004 was primarily attributable to compensation expense associated with restricted stock awards granted in lieu of options under our 2004 Omnibus Equity Compensation Plan and higher legal costs. Corporate expense is not allocated among our reportable business segments. Interest expense, net of amounts capitalized, decreased $5 million, primarily reflecting lower outstanding debt balances.

The second quarter pre-tax impact of asset dispositions was a loss of $2 million in 2003 and a gain of $3 million in 2004. The loss in 2003 primarily represents the write-off of values assigned to certain long-term management and franchise agreements that were terminated during the second quarter of 2003, while the gain in 2004 primarily represents a $3 million pre-tax gain on the sale of our interest in Travelweb.

The effective income tax rate for the second quarter of 2004 decreased to 34% from 37% in the second quarter of 2003. The effective rate in the second quarter of 2004 reflects the utilization of capital loss tax carryforwards of approximately $5 million as a result of the Travelweb sale and the sale of Doubletree properties in Bakersfield and Modesto, California. Excluding the impact of the carryforward utilization, the effective tax rate was approximately 38% for the second quarter of 2004. Our effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

Hotel Statistics

RevPAR for U.S. owned hotels and system-wide for the three months ended June 30, 2003 and 2004 is as follows:

	U.S. owned(1)
	Three months ended June 30,
	2003	2004	% Change
Hilton	$113.72	124.11	9.1%
All other	74.62	74.01	(0.8)
Total	108.44	117.40	8.3

(1)          Statistics are for comparable U.S. hotels, and include only hotels in the system as of June 30, 2004 and owned by us since January 1, 2003.

	System-wide(2)
	Three months ended June 30,
	2003	2004	% Change
Hilton	$87.13	95.39	9.5%
Hilton Garden Inn	64.98	71.23	9.6
Doubletree	68.13	73.92	8.5
Embassy Suites	85.95	91.88	6.9
Homewood Suites by Hilton	70.29	74.45	5.9
Hampton	55.27	58.59	6.0
Other	55.26	94.53	71.1

(2)          Statistics are for comparable hotels, and include only hotels in the system as of June 30, 2004 and owned, operated or franchised by us since January 1, 2003.

Comparison of six months ended June 30, 2003 and 2004

A summary of our consolidated results for the six months ended June 30, 2003 and 2004 is as follows:

	2003	2004	% Change
	(in millions, expect per share amounts)
Revenue	$1,885	2,059	9%
Operating Income	250	319	28
Net Income	63	112	78
Basic EPS	.17	.29	71
Diluted EPS	.17	.29	71

Results in the 2004 first half benefited from strong leisure demand and improved business and group travel, which led to improved results from our comparable owned hotels. The 2004 period also benefited from increased management and franchise fees and strong results from our timeshare business. Results in the 2003 six-month period were adversely impacted by business declines related to the conflict in Iraq and a soft U.S. economy. Results in the 2003 six-month period were also negatively impacted by a pre-tax charge of $17 million related to the impairment of certain equity securities held by us, as well as increased insurance costs. Results in 2004 benefited from lower interest expense.

The 2004 first half also reflects the implementation of FIN 46R, which resulted in the consolidation of a previously unconsolidated managed hotel, effective January 1, 2004. The implementation of FIN 46R resulted in an increase in other revenue and expenses from managed and franchised properties and certain other expenses in the 2004 period. However, it had no impact on reported net income or net income per share.

Revenue from owned hotels totaled $1.028 billion in the first six months of 2004, an increase of one percent from 2003, while total expenses were essentially flat at $751 million. Strong results at our comparable owned hotels were offset by the impact of asset sales. Excluding the impact of asset sales, owned hotel revenue increased seven percent from $949 million in 2003 to $1.013 billion in 2004, while owned hotel expenses increased five percent from $703 million in 2003 to $740 million in 2004.

Results at our comparable owned hotels improved compared to 2003 due to business and group travel gains, combined with strong leisure demand. The strong group business also led to an increase in food and beverage profits in the first six months of 2004. The 2003 period was negatively impacted by a soft U.S. economy and reduced travel as a result of the conflict in Iraq. Profitability in the 2003 six-month period was also negatively impacted by higher insurance costs at our owned hotels. Margins at our comparable owned hotels improved 100 basis points compared to the prior year. Margins in the first six months of 2004 benefited from RevPAR increases, increased food and beverage business and our cost containment efforts.

RevPAR for comparable owned properties increased 5.7 percent in the first six months of 2004, with occupancy increasing 2.5 points to 72.5 percent and average daily rate up 2.1 percent to $150.44. Results improved significantly in the Hawaii market due to increased average rates. The New York and Washington D.C. markets also posted particularly strong results in the period, and San Francisco continues to improve. As anticipated, our owned hotels in Chicago posted weaker results compared to 2003 due to a reduction in the number of citywide conventions in this market. Excluding the impact of Chicago from both periods, RevPAR for comparable owned properties increased 7.9 percent for the six-month period.

Management and franchise fee revenue in the 2004 first half increased $18 million, or 11 percent, over the prior year period to $186 million. Continued strength in leisure demand and increased demand from business travelers enabled all of our brands to report significant RevPAR increases in the first half of 2004. The increase in management and franchise fees in the period reflects this RevPAR growth and the addition of new units.

Revenue from our timeshare operations totaled $207 million in the 2004 period, compared to $154 million in 2003, an increase of 34 percent. Timeshare expenses for the 2004 first half were $153 million, compared to $114 million in the 2003 period. Overall timeshare unit sales in the 2004 six-month period were up 31 percent over the 2003 period, with robust sales at our new projects in Orlando and Las Vegas. The average unit sales price increased five percent across the system. Timeshare revenue and profitability were also impacted by favorable comparisons due to percentage of completion accounting for the Orlando and Las Vegas projects, higher resort fees and higher financing income due to increased sales.

Depreciation and amortization expense increased $1 million in the first half of 2004 to $166 million, primarily due to a prior year, one-time depreciation expense adjustment totaling approximately $5 million which reduced depreciation expense at certain properties in the 2003 second quarter, net of lower depreciation in the current year period due to property sales and lower amortization expense resulting from the write-off of value assigned to certain long-term management and franchise agreements that were terminated in prior periods.

Results in the 2003 six-month period include a $17 million pre-tax charge related to the decline in value of certain equity securities held by us. The decline in value of the securities was deemed to be other than temporary in the 2003 period, thus requiring an earnings charge, primarily based on the length of time the securities had traded below cost. This charge is included in corporate and other unallocated expenses in our reported segment results.

Corporate Activity

Interest and dividend income increased $2 million compared with the prior year period. The increase resulted from $3 million of interest received on a favorable tax settlement of a prior year Federal income tax matter. Interest expense, net of amounts capitalized, decreased $10 million primarily reflecting lower outstanding debt balances.

The total pre-tax loss on asset dispositions of $3 million and $1 million for the first six months of 2003 and 2004, respectively, primarily represents the write-off of values assigned to certain long-term management and franchise agreements that were terminated during each of the six-month periods. The 2004 loss is net of a $3 million gain recognized on the sale of our interest in Travelweb.

The effective income tax rate was essentially flat at 34% for both six-month periods in 2003 and 2004. The effective rate in the first half of 2004 reflects the utilization of tax loss carryforwards of approximately $7 million resulting from the sale of three Doubletree properties (La Posada in Arizona, as well as Bakersfield and Modesto in California) and the sale of our interest in Travelweb. The effective rate in the first half of 2003 reflects the utilization of tax loss carryforwards of $4 million resulting from our contribution of the Hilton Rye Town in February 2003 to a partnership formed with CNL Hospitality in December 2002. Excluding the impact of the carryforward utilizations, the effective tax rate was approximately 38% in both the 2003 and 2004 six-month periods.

Hotel Statistics

RevPAR for U.S. owned hotels and system-wide for the six months ended June 30, 2003 and 2004 is as follows:

	U.S. owned(1)
	Six months ended June 30,
	2003	2004	% Change
Hilton	$107.96	114.66	6.2%
All other	72.29	72.72	0.6
Total	103.14	109.05	5.7

(1)   Statistics are for comparable U.S. hotels, and include only hotels in the system as of June 30, 2004 and owned by us since January 1, 2003.

	System-wide(2)
	Six months ended June 30,
	2003	2004	% Change
Hilton	$84.33	90.96	7.9%
Hilton Garden Inn	61.60	67.83	10.1
Doubletree	66.29	71.33	7.6
Embassy Suites	84.15	88.95	5.7
Homewood Suites by Hilton	66.86	71.18	6.5
Hampton	51.36	54.42	6.0
Other	58.73	86.03	46.5

(2)   Statistics are for comparable hotels, and include only hotels in the system as of June 30, 2004 and owned, operated or franchised by us since January 1, 2003.

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

In the first quarter of 2003, we adopted FIN 46 for VIEs created after January 31, 2003, which resulted in no impact to our consolidated financial statements. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) that replaced the original interpretation and codified proposed modifications and other decisions previously issued through certain FASB Staff Positions, including the deferral of the effective date of applying FIN 46R to certain variable interests created before February 1, 2003. We adopted FIN 46R in the first quarter of 2004. Except as described in the following paragraphs, our joint venture agreements, management contracts and franchise agreements are not variable interests, and therefore are not subject to the consolidation and disclosure provisions of FIN 46R.

Our evaluation of our joint venture agreements, management contracts and franchise agreements has identified two managed hotels in which we have variable interests, due to the terms of performance guarantees. The performance guarantee associated with one of the hotel management agreements does not expose us to the majority of expected cash flow variability and therefore this hotel is not consolidated. Our maximum exposure to loss on this contract consists of future management fees and our potential obligation to fund the performance guarantee which, as of June 30, 2004, totaled an aggregate amount of approximately $46 million through 2012.

The second of the two contracts contains provisions that expose us to the majority of expected cash flow variability. As a result, we are considered to be the primary beneficiary under FIN 46R and are required to consolidate the balance sheet and results of operations of the hotel. Therefore, this previously unconsolidated managed hotel has been consolidated as of January 1, 2004. Our consolidated balance sheet as of June 30, 2004 includes the assets and liabilities of this non-controlled hotel, including $14 million of cash and equivalents (reflected as restricted cash) and $100 million of debt which is non-recourse to us. The debt is secured by the fixed assets of the hotel with a historical cost of $80 million. The net equity of the hotel is a retained deficit of approximately $59 million as of June 30, 2004 and is reflected on our consolidated balance sheet in other assets. The revenue and operating expenses of this property are included in other revenue and expenses from managed and franchised properties in the consolidated statements of income. Our financial exposure to this property consists of the fees we earn under the management agreement and costs we may incur under the performance guarantee. The net effect of the other earnings of this property, which belong to the hotel owners, are reversed from our consolidated results through minority and non-controlled interests expense in the consolidated statements of income. As a result, the implementation of FIN 46R had no impact on reported net income or net income per share.

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, those set forth in this Item 2 under the captions “The Company,” “Development and Capital Spending,” “Liquidity and Capital Resources,” “Results of Operations” and “Other Matters,” and statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The words “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “projects,” “should” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to risks and uncertainties, including those identified above under “The Company” as well as those in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 under “Operations—Development” and “—Territorial Restrictions,” “Additional Information—Marketing,” “—Business Risks,” “—Competition,” “—Environmental Matters” and “—Regulation and Licensing,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as:

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004, the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on May 27, 2004 at the Hilton Glendale in Glendale, California. Approximately 92 percent of the eligible shares were voted. At the meeting, our stockholders (i) re-elected four current directors whose terms were expiring, A. Steven Crown, David Michels, John H. Myers and Donna F. Tuttle; (ii) ratified the appointment of Ernst & Young LLP as our independent auditors for 2004; (iii) approved our 2004 Omnibus Equity Compensation Plan; (iv) approved our Annual Incentive Plan; (v) rejected a stockholder proposal recommending declassification of the Board of Directors; and (vi) approved a stockholder proposal recommending that the Board adopt a new standard for director independence and adopt a policy of nominating independent directors who would constitute two-thirds of the Board.

Matter	For	Withheld/ Against	Abstain	Broker Non-Vote
1.Election of directors
A. Steven Crown	330,749,704	19,405,884
David Michels	333,919,173	16,236,415
John H. Myers	327,730,540	22,425,048
Donna F. Tuttle	331,638,307	18,517,281
2. Ratification of Ernst & Young LLP as independent auditors	343,088,982	5,266,779	1,799,827
3. Approval of 2004 Omnibus Equity Compensation Plan	252,771,392	66,091,682	2,650,566	28,641,948
4. Approval of Annual Incentive Plan	297,330,408	21,624,243	2,558,989	28,641,948
5. Stockholder proposal regarding declassification of the Board of Directors	150,026,930	168,602,508	2,884,202	28,641,948
6. Stockholder proposal regarding director independence	174,832,855	143,757,542	2,923,243	28,641,948

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

10.1         Hilton Hotels Corporation 2004 Omnibus Equity Compensation Plan (incorporated herein by reference from Exhibit B to the Company’s Proxy Statement, dated as of April 8, 2004).

10.2         Hilton Hotels Corporation Annual Incentive Plan (incorporated herein by reference from Exhibit C to the Company’s Proxy Statement, dated as of April 8, 2004).

31.1         CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)          Reports on Form 8-K

We filed a Report on Form 8-K, dated July 28, 2004, furnishing information under “Item 12. Disclosure of Results of Operations and Financial Condition,” with respect to our financial results for the quarter and six months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hilton Hotels Corporation
(Registrant)
Date: August 5, 2004	/s/ Robert M. La Forgia
Robert M. La Forgia
Senior Vice President and Chief Financial Officer (Chief Accounting Officer)