Form 10-Q
period 2004-09-30
HILTON HOTELS CORP
filed 2004-11-05
CIK 47580

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 29, 2004—Common Stock, $2.50 par value—386,027,144 shares.

PART I—FINANCIAL INFORMATION

Company or group of companies for which report is filed:

HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS

Consolidated Statements of Income
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(unaudited)		(unaudited)
Revenue
Owned hotels	$487	492	1,501	1,520
Leased hotels	28	30	79	85
Management and franchise fees	87	102	255	288
Timeshare and other income	101	119	272	346
	703	743	2,107	2,239
Other revenue from managed and franchised properties	249	290	730	853
	952	1,033	2,837	3,092
Expenses
Owned hotels	372	365	1,120	1,116
Leased hotels	25	26	72	76
Depreciation and amortization	84	81	249	247
Impairment loss and related costs	—	—	17	—
Other operating expenses	89	101	243	291
Corporate expense	19	19	57	63
	589	592	1,758	1,793
Other expenses from managed and franchised properties	249	290	730	849
	838	882	2,488	2,642
Operating income from unconsolidated affiliates	12	20	27	40
Operating Income	126	171	376	490
Interest and dividend income	6	2	21	19
Interest expense	(72)	(67)	(224)	(209)
Net interest from unconsolidated affiliates and non- controlled interests	(4)	(6)	(13)	(20)
Net loss on asset dispositions and other	—	(1)	(3)	(2)
Loss from non-operating affiliates	—	(3)	—	(3)
Income Before Taxes and Minority and Non-Controlled Interests	56	96	157	275
Provision for income taxes	(21)	(35)	(55)	(96)
Minority and non-controlled interests, net	(1)	—	(5)	(6)
Net Income	$34	61	97	173
Basic Earnings Per Share	$.09	.16	.26	.45
Diluted Earnings Per Share	$.09	.16	.25	.44

See notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries
Consolidated Balance Sheets
(in millions)

	December 31, 2003	September 30, 2004
		(unaudited)
ASSETS
Current Assets
Cash and equivalents	$9	219
Restricted cash	73	146
Accounts receivable, net	246	304
Inventories	193	142
Deferred income taxes	78	79
Current portion of notes receivable, net	32	69
Receivable from Caesars Entertainment, Inc.	325	—
Other current assets	64	70
Total current assets	1,020	1,029
Investments, Property and Other Assets
Investments and notes receivable, net	558	608
Property and equipment, net	3,641	3,541
Management and franchise contracts, net	383	351
Leases, net	115	112
Brands	970	970
Goodwill	1,240	1,240
Other assets	251	313
Total investments, property and other assets	7,158	7,135
Total Assets	$8,178	8,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$553	631
Current maturities of long-term debt	338	14
Income taxes payable	4	30
Total current liabilities	895	675
Long-term debt	3,801	3,630
Non-recourse debt of non-controlled entity	—	100
Deferred income taxes and other liabilities	1,243	1,293
Stockholders’ equity	2,239	2,466
Total Liabilities and Stockholders’ Equity	$8,178	8,164

See notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries
Consolidated Statements of Cash Flow
(in millions)

	Nine Months Ended September 30,
	2003	2004
	(unaudited)
Operating Activities
Net income	$97	173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	249	247
Amortization of loan costs	11	7
Net loss on asset dispositions and other	3	2
Loss from non-operating affilates	—	3
Impairment loss and related costs	17	—
Change in working capital components:
Inventories	(24)	47
Accounts receivable	12	(55)
Other current assets	(7)	(5)
Accounts payable and accrued expenses	(21)	74
Income taxes payable	4	26
Restricted cash	(32)	(73)
Change in deferred income taxes	11	19
Change in other liabilities	11	42
Unconsolidated affiliates’ distributions in excess of earnings	11	15
Other	(19)	(1)
Net cash provided by operating activities	323	521
Investing Activities
Capital expenditures	(123)	(106)
Additional investments	(151)	(250)
Proceeds from asset dispositions	86	51
Payments received on notes and other	80	135
Net cash used in investing activities	(108)	(170)
Financing Activities
Change in revolving loans	(240)	(160)
Long-term borrowings	562	—
Reduction of long-term debt	(509)	(10)
Issuance of common stock	24	52
Cash dividends	(23)	(23)
Net cash used in financing activities	(186)	(141)
Increase in Cash and Equivalents	29	210
Cash and Equivalents at Beginning of Year	20	9
Cash and Equivalents at End of Period	$49	219

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

The consolidated financial statements for the three and nine months ended September 30, 2003 and 2004 are unaudited; however, in the opinion of management, all adjustments (which include normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

Note 2:   Earnings Per Share

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding totaled 378 million and 377 million for the three and nine months ended September 30, 2003, and 385 million and 383 million for the three and nine months ended September 30, 2004, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of the assumed exercise of stock options and convertible securities increased the weighted average number of common shares by 7 million and 17 million for the three and nine months ended September 30, 2003, respectively, and 8 million for each of the three and nine month periods ended September 30, 2004. In addition, the increase to net income resulting from interest on convertible securities assumed to have not been paid was $6 million for the nine months ended September 30, 2003. There was no increase to net income attributable to interest on convertible securities for the three months ended September 30, 2003 and the three and nine months ended September 30, 2004. The sum of EPS for the first three quarters of 2003 and 2004 differs from the year to date EPS for each respective period due to the required method of computing EPS in the respective periods.

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

For disclosure purposes, we estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003: dividend yield of one percent; expected volatility of 35 percent; risk-free interest rate of 3.0 percent and expected life of five years. No new options were granted in the first nine months of 2004.

In the second quarter of 2004, we awarded restricted stock under the new 2004 Omnibus Equity Compensation Plan which includes two forms of restricted stock:  time-based and performance-based. The time-based restricted stock awards vest annually in a straight-line manner generally over four years. The performance-based restricted stock awards vest in full at the end of a three-year period, with the shares to be issued subject to upward or downward revision based on the extent a pre-determined performance measure is achieved. In accordance with APB 25, compensation expense for the time-based awards is measured at the fair value of the underlying stock at the date of grant. Compensation expense associated with the performance-based awards is subject to adjustment for changes in the underlying stock price over the vesting period, as well as changes in estimates relating to whether the performance objective will be achieved. Compensation expense for both the time-based and performance-based awards is amortized over the respective vesting periods. Consolidated compensation expense under the 2004 plan was approximately $2 million and $5 million in the three and nine-month periods ending September 30, 2004, respectively.

We also provide supplemental retirement benefits to eligible senior officers in the form of fixed stock units that settle for shares of our common stock on a one-for-one basis. The compensation expense associated with the benefits is expensed over a four year vesting period. The pre-tax expense under these plans totaled $1 million and $4 million for the three and nine months ended September 30, 2003, respectively, and $3 million in the nine month period ended September 30, 2004. The expense in the three months ended September 30, 2004 was not significant.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
	(in millions, except per share amounts)
Net income:
As reported	$34	61	97	173
Add back: Compensation expense included in reported net income, net of tax	—	1	2	5
Deduct: Fair-value compensation expense for all awards, net of tax	(5)	(4)	(15)	(14)
As adjusted	$29	58	84	164
Basic earnings per share:
As reported	$.09	.16	.26	.45
As adjusted	$.08	.15	.22	.43
Diluted earnings per share:
As reported	$.09	.16	.25	.44
As adjusted	$.08	.15	.22	.42

Note 4:   Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
	(in millions)		(in millions)
Net income	$34	61	97	173
Change in unrealized gains and losses, net of tax	2	—	10	—
Cash flow hedge adjustment, net of tax	1	(2)	2	3
Comprehensive income	$37	59	109	176

Note 5:   Synthetic Fuel Investment

In August 2004, we acquired a 24 percent minority interest in a coal-based synthetic fuel facility for approximately $32 million. Our investment is accounted for using the equity method as we lack a controlling financial interest. The facility produced operating losses, our proportionate share of which totaled approximately $3 million for the three and nine months ended September 30, 2004. This loss is reflected as loss from non-operating affiliates in the accompanying consolidated statements of income.

The synthetic fuel produced at this facility qualifies for tax credits based on Section 29 of the Internal Revenue Code, which reduce our provision for income taxes. The Section 29 credits are expected to continue to be available for fuel produced at the facility through 2007. The tax credits, combined with the tax benefit associated with the operating losses, totaled approximately $4 million for the three and nine months ended September 30, 2004. As a result, the benefit to our net income of the investment totaled approximately $1 million for the three and nine months ended September 30, 2004.

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

We assess on a quarterly basis the effectiveness of our hedges in offsetting the variability in the cash flow or fair value of hedged obligations. There were no amounts recognized or reclassified into earnings for the three or nine month periods ended September 30, 2003 or 2004 due to hedge ineffectiveness or due to excluding from the assessment of effectiveness any component of the derivatives.

Concurrent with our investment in a synthetic fuel facility in August 2004, we entered into a derivative contract covering 2.5 million barrels of oil, which is in effect for the calendar year ending December 31, 2005. The derivative contract involves two call options that provide for net cash settlement at expiration based on the full year 2005 average trading price of oil in relation to the strike price of each option. If the average price of oil in 2005 is less than $55, the derivative will yield no payment. If the average price of oil exceeds $55, the derivative will yield a payment equal to the excess of the average price over $55 per barrel, multiplied by the number of barrels covered, up to a maximum price per barrel of $68. The purpose of the transaction is to provide economic protection against an increase in oil prices that could limit the amount of tax credits available under Section 29 of the Internal Revenue Code. The strike prices of the two call options are intended to approximate the price ranges under which the tax credit could be reduced or eliminated by an increase in oil prices. The cost of the derivative agreement totaled approximately $2.5 million. This agreement does not qualify for hedge accounting and, as a result, changes in the fair value of the derivative agreement are reflected in earnings.

Note 7:   New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) to expand upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Under previous accounting guidance, we generally have included another entity in our consolidated financial statements only if we have a controlling financial interest in the entity through voting or other interests. FIN 46 changed that guidance by requiring a variable interest entity (VIE), as defined, to be consolidated by the company that is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. The losses and residual returns are based upon the potential variability from the anticipated cash flow of the VIE attributable to the holders of variable interests. FIN 46 also requires disclosure about VIEs that a company is not required to consolidate, but in which it has a significant variable interest.

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

Our evaluation of our joint venture agreements, management contracts and franchise agreements has identified two managed hotels in which we have variable interests, due to the terms of performance guarantees. The performance guarantee associated with one of the hotel management agreements does not expose us to the majority of expected cash flow variability and therefore this hotel is not consolidated. Our maximum exposure to loss on this contract consists of future management fees and our potential obligation to fund the performance guarantee which, as of September 30, 2004, totaled an aggregate amount of approximately $47 million through 2012.

The second of the two contracts contains provisions that expose us to the majority of expected cash flow variability. As a result, we are considered to be the primary beneficiary under FIN 46R and are required to consolidate the balance sheet and results of operations of the hotel. Therefore, this previously unconsolidated managed hotel has been consolidated as of January 1, 2004. Our consolidated balance sheet as of September 30, 2004 includes the assets and liabilities of this non-controlled hotel, including $10 million of cash and equivalents (reflected as restricted cash) and $100 million of debt which is non-recourse to us. The debt is secured by the fixed assets of the hotel with a historical cost of $83 million. The net equity of the hotel is a retained deficit of approximately $60 million as of September 30, 2004 and is reflected on our consolidated balance sheet in other assets. The revenue and operating expenses of this property are included in other revenue and expenses from managed and franchised properties in the consolidated statements of income. Our financial exposure to this property consists of the fees we earn under the management agreement and costs we may incur under the performance guarantee. The net effect of the other earnings of this property, which belong to the hotel owners, is reversed from our consolidated results through minority and non-controlled interests expense in the consolidated statements of income. As a result, the implementation of FIN 46R had no impact on reported net income or net income per share.

In September 2004, the Emerging Issues Task Force (EITF) of the FASB reached a consensus regarding accounting issues related to certain features of contingently convertible debt and the effect on diluted earnings per share. Under current interpretations of FAS 128, “Earnings per Share”, issuers of contingently convertible debt exclude the potential common shares underlying the debt instrument from the calculation of diluted earnings per share until the contingency is met. The EITF consensus would require that potential shares underlying the debt instrument should be included in diluted earnings per share computations (if dilutive) regardless of whether the contingency has been met. The FASB has indicated that it plans to issue this guidance through an amendment to FAS 128 in the fourth quarter of 2004. The amendment is expected to be effective for periods ending after December 15, 2004, and the consensus would be applied by restating all periods during which the instrument was outstanding.

Our consolidated debt balance includes $575 million of contingently convertible debt, which was issued in the second quarter of 2003. Had the EITF guidance (the final rule is still to be issued) been applied as of September 30, 2004, our reported diluted earnings per share for the three and nine months ended September 30, 2003 and the nine months ended September 30, 2004 would not have changed. However, our reported diluted earnings per share for the three months ended September 30, 2004 would have been reduced to $.15 per share from the reported $.16 per share.

In October 2004, the FASB reached certain conclusions on FAS 123R, “Share-Based Payment.”  FAS 123R, which is expected to be issued in the fourth quarter of 2004, would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method. FAS 123R also requires the tax benefit associated with these share based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. FAS 123R is expected to become effective for interim or annual periods beginning after June 15, 2005. We would be required to apply FAS 123R beginning July 1, 2005. FAS 123R offers alternative methods of adopting this final rule. At the present time, we have not yet determined which alternative method we will use. Regardless of the method of adoption, the implementation of FAS 123R will result in increased compensation expense in our reported results.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
	(in millions)		(in millions)
Revenue
Hotel Ownership	$522	$532	1,604	1,635
Managing and Franchising	336	392	985	1,141
Timeshare	94	109	248	316
	$952	1,033	2,837	3,092
Operating income:
Hotel Ownership	$71	98	244	288
Managing and Franchising	74	90	215	256
Timeshare	22	27	60	79
Corporate and other unallocated expenses	(41)	(44)	(143)	(133)
Total operating income	126	171	376	490
Interest and dividend income	6	2	21	19
Interest expense	(72)	(67)	(224)	(209)
Net interest from unconsolidated affiliates and non-controlled interests	(4)	(6)	(13)	(20)
Net loss on asset dispositions and other	—	(1)	(3)	(2)
Loss from non-operating affiliates	—	(3)	—	(3)
Income before taxes and minority and non-controlled interests	56	96	157	275
Provision for income taxes	(21)	(35)	(55)	(96)
Minority and non-controlled interests, net	(1)	—	(5)	(6)
Net Income	$34	61	97	173

Note 9:   Asset Dispositions

The $2 million loss on asset dispositions in the first nine months of 2004 is primarily due to a $5 million loss related to the write-off of values assigned to certain long-term management and franchise agreements that were terminated in the period, net of a $3 million gain from the sale of our investment in Travelweb.

In the 2004 first quarter, we sold the Doubletree La Posada Resort—Scottsdale in Arizona for total consideration of approximately $30 million, including approximately $6 million in cash and a note receivable for approximately $24 million. The note receivable is due to be repaid in the first quarter of 2005 and has been classified as a current asset on the September 30, 2004 consolidated balance sheet. No book gain or loss was realized on the sale; however, the transaction generated a capital gain for tax purposes, which enabled us to utilize existing capital loss tax carryforwards that had been fully reserved in prior periods. The transaction resulted in a net benefit to our income tax provision of approximately $2 million. We will continue to operate the hotel under a short-term management agreement that expires when the outstanding note is due.

In the second quarter of 2004, we sold the Doubletree Modesto and Doubletree Bakersfield, both in California. Total consideration from the sale of both hotels was approximately $40 million in cash. Gains of approximately $3 million on Modesto and approximately $2 million on Bakersfield were deferred due to our continuing involvement with each hotel and will be recognized over the life of the long-term management contract retained on each hotel. Both management contracts are for a term of ten years. The transaction also generated a capital gain for tax purposes, which enabled us to utilize existing capital loss tax carryforwards that had been fully reserved in prior periods. The transaction resulted in a net benefit to our income tax provision of approximately $4 million.

Note 10:   Impairment Loss and Related Costs

Results in the 2003 first quarter include a $17 million pre-tax charge related to the decline in value of certain equity securities held by us. The decline in value of the securities was deemed to be other than temporary in the quarter of the adjustment, thus requiring an earnings charge, primarily based on the length of time the securities had traded below cost.

Note 11:   Guarantees

We have established franchise financing programs with third party lenders to support the growth of our Hilton Garden Inn, Homewood Suites by Hilton, Hampton and Embassy Suites hotels. As of September 30, 2004, we have provided guarantees of $48 million on loans outstanding under the programs. In addition, we have guaranteed $37 million of debt and other obligations of unconsolidated affiliates and third parties, bringing our total guarantees to $85 million. Our outstanding guarantees have remaining terms of one to eight years. We also have commitments under letters of credit totaling $88 million as of September 30, 2004. We believe it is unlikely that material payments will be required under our outstanding guarantees.

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

We have also provided performance guarantees to certain owners of hotels which we operate under management contracts. Most of these guarantees allow us to terminate the contract rather than fund shortfalls if specified performance levels are not achieved. In limited cases, we are obligated to fund performance shortfalls. At September 30, 2004, we have two contracts containing performance guarantees with possible cash outlays totaling approximately $199 million through 2012. Funding under these performance guarantees totaled approximately $5 million in 2003, and is expected to total approximately $5 million in 2004. Funding under these guarantees in future periods is dependent on the operating performance levels of these hotels over the remaining term of the performance guarantee. Although we anticipate that the future operating performance levels of these hotels will be largely achieved, there can be no assurance that this will be the case. In addition, we do not anticipate losing a significant number of management contracts in 2004 pursuant to these guarantees.

The liability for potential obligations under our outstanding guarantees totaled approximately $9 million as of September 30, 2004. Under limited circumstances, we may be obligated to provide additional guarantees or letters of credit totaling $7 million at September 30, 2004.

Note 12:   Employee Benefit Plans

We have a noncontributory retirement plan (Basic Plan) which covers many of our non-union employees. Benefits are based upon years of service and compensation, as defined. Since December 31, 1996, employees have not accrued additional benefits under the Basic Plan. We do not expect to make any material contributions to the Basic Plan in 2004. Our net periodic benefit cost for the three and nine months ended September 30, 2003 and 2004 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
	(in millions)		(in millions)
Expected return on plan assets	$5	5	15	15
Interest cost	(5)	(5)	(13)	(13)
Amortization of prior service cost	—	—	(1)	(1)
Net periodic benefit income	$—	—	1	1

Note 13:   Reclassifications

Our proportionate share of equity in earnings from unconsolidated affiliates has been reclassified in our consolidated statements of income to a separate account classification entitled “Operating income from unconsolidated affiliates.”  The reclassification resulted in a reduction in revenue of $12 million and $27 million in the three month and nine month periods ended September 30, 2003, respectively. The reclassification had no impact on our operating income, net income, cash flow or financial position. Certain other prior period amounts have been reclassified to conform with the current year presentation, primarily related to our separate presentation of restricted cash on the face of the consolidated balance sheets.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are engaged in the ownership, management and development of hotels, resorts and timeshare properties and the franchising of lodging properties. At September 30, 2004, our system contained 2,244 properties with approximately 357,000 rooms. Our brands include Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Hampton, Homewood Suites by Hilton and Conrad. In addition, we develop and operate timeshare resorts through Hilton Grand Vacations Company and its related entities. We are also engaged in various other activities related or incidental to the operation of hotels.

The number of properties and rooms at September 30, 2004 by brand and by type are as follows:

Brand	Properties	Rooms	Type	Properties	Rooms
Hilton	232	89,646	Owned(1)	52	31,740
Hilton Garden Inn	213	28,999	Leased	7	2,643
Doubletree	154	40,599	Joint Venture	66	20,338
Embassy Suites	175	42,718		125	54,721
Homewood Suites by Hilton	138	15,533	Managed	207	51,529
Hampton	1,284	129,846	Franchised	1,881	246,534
Other	17	5,443		2,088	298,063
Timeshare	31	3,740	Timeshare	31	3,740
Total	2,244	356,524	Total	2,244	356,524

(1)                 Includes majority owned and controlled hotels.

Our operations consist of three reportable segments which are based on similar products or services: Hotel Ownership, Managing and Franchising, and Timeshare. The Hotel Ownership segment derives earnings from owned, majority owned and leased hotel properties and equity earnings from unconsolidated affiliates (primarily hotel and other real estate joint ventures). The Managing and Franchising segment provides services including hotel management and licensing of our family of brands to franchisees. This segment generates its revenue from fees charged to hotel owners. The Timeshare segment consists of multi-unit timeshare resorts. This segment sells and finances timeshare intervals and operates timeshare resorts. The hospitality industry is seasonal in nature. However, the periods during which our properties experience higher or lower levels of demand vary from property to property and depend principally upon location.

Our results are significantly affected by occupancy and room rates achieved by hotels, our ability to manage costs, the relative mix of owned, leased, managed and franchised hotels, the quantity and pricing of timeshare interval sales and the change in the number of available hotel rooms and timeshare intervals through acquisition, development and disposition. Results are also impacted by economic conditions and capacity. Unfavorable changes in these factors could negatively impact hotel room demand and pricing which, in turn, could limit our ability to pass through operating cost increases in the form of higher room rates. Additionally, our ability to manage costs could be adversely impacted by significant increases in operating expenses, resulting in lower operating margins. See “Forward-Looking Statements” for a detailed description of these and other conditions that could adversely affect our results of operations.

We anticipate that improving economic factors will continue to create opportunities for the lodging industry and our company during the remainder of 2004 and into 2005. Improving economic conditions are expected to result in increased business and group travel, which, when combined with expected strong leisure travel, limited full-service supply growth and cost controls, should increase the profitability of our owned hotels. We also anticipate continued growth in our management and franchise fee business from expected revenue per available room (RevPAR) growth and continued additions to our system of hotels, as well as a continuing strong year from our timeshare business. Challenges are expected to include continued short reservation lead times for our group business and a difficult environment in certain markets. The lack of citywide conventions in Chicago is expected to make this a difficult market for the remainder of 2004. Advance booking trends in Chicago suggest that we should see improvements in that market in 2005 and 2006. We will continue to focus on managing our costs, achieving RevPAR premiums in the markets where we operate, increasing occupancy, adding new properties to our family of brands, leveraging technology and delivering outstanding customer service. We believe that our focus on these core strategies, combined with our financial strength, diverse market presence, strong brands, and well-maintained, strategically located properties will enable us to remain competitive.

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

During the first nine months of 2004, we added a total of 101 properties, primarily franchises, with approximately 13,000 rooms to our system. A total of 30 properties, primarily franchises, with approximately 4,900 rooms were removed from our system during the same period due primarily to product quality issues. We expect to add approximately 122 new hotels with 16,000 rooms to our system in 2004, with Hampton and Hilton Garden Inn accounting for most of the new development. Virtually all of the growth is expected to be through franchise and management agreements.

We believe our brand growth strategy continues to benefit from the significant market share premiums most of our brands command over their respective competitive sets. With 100 representing a brand’s fair share of the market, our brands (according to recent data from Smith Travel Research) posted RevPAR index numbers as follows for the first eight months of 2004: Embassy Suites, 123.4; Homewood Suites by Hilton, 118.6; Hampton Inn, 117.1; Hilton Garden Inn, 115.5; Hilton, 108.8; and Doubletree, 99.4. In addition, we were ranked number one in the hotel industry for customer satisfaction according to statistics from the American Customer Satisfaction Index released in June 2004, representing our third first-place ranking in five years. In July, it was announced that both Hilton Garden Inn and Homewood Suites by Hilton earned first-place rankings for customer satisfaction in their respective categories from J. D. Power & Associates, while Embassy Suites and Hampton Inn each garnered top three rankings in their categories.

We believe the continued strong performance of our brands has enabled us to significantly enhance our development pipeline versus our industry competitors. We had approximately 450 hotels, primarily franchises, with 58,000 rooms in our development pipeline at September 30, 2004. The consummation of transactions in our development pipeline is subject to various conditions and uncertainties.

Our ability to grow the number of hotels in our system is affected by the factors referenced under “Forward-Looking Statements,” such as national and regional economic conditions; the effects of actual and threatened terrorist attacks and international conflicts; credit availability; relationships with franchisees and property owners; and competition from other hotel brands.

We anticipate spending approximately $275 million on capital expenditures in 2004, which includes $155 million for routine improvements and technology, $60 million on timeshare projects and $60 million on hotel renovation, ROI and special projects. Total capital spending in 2005 is expected to be in the $430 million range, with approximately $140 million for routine improvements, $190 million for timeshare projects and $100 million in hotel renovation, ROI and special projects. Routine improvements include expenditures for equipment, fixtures and wall and floor coverings. Expenditures required to complete our capital spending programs will be financed through available cash flow and general corporate borrowings.

We will continue to review our owned hotel portfolio for potential repositioning or re-branding opportunities and may seek to sell certain assets (see “Liquidity and Capital Resources—Asset Dispositions”).

Hotel Ownership

Capital expenditures during the first nine months of 2004 totaled $106 million, consisting primarily of routine improvements and technology capital expenditures. We expect to continue to make appropriate capital expenditures to maintain our owned assets and improve technology at our properties. In response to enthusiastic customer response regarding ease of use and time savings, we are installing self-service check-in kiosks at our larger hotels. Approximately 45 of our owned or managed hotels will have these units by the end of the year. In addition, we anticipate spending approximately $26 million in 2004 to upgrade the bedding and televisions at our owned and leased hotels.

Managing and Franchising

Total property additions in the first nine months of 2004 included 95 franchised properties and five managed properties. These additions included 12 properties which, due in part to the market share leadership of our brands and the challenging environment for many hotel operators, were converted to our family of brands in the period. The 12 conversions included four Doubletrees, four Hamptons, two Hiltons, one Embassy Suites and one Hilton Garden Inn.

During 2004, we announced the development of the first Embassy Suites hotel in Mexico, scheduled to open in early 2005 in Mexico City. Pursuant to a joint venture with Hilton International, new managed Conrad hotels opened in Bali, Indonesia in the first quarter of 2004 and in Miami, Florida in the third quarter of 2004. A new managed Conrad hotel in Phuket, Thailand is scheduled to open in November 2004. During the first nine months of 2004, we signed agreements to manage a new 442-suite Conrad hotel on the Las Vegas Strip and a new 243-room Conrad hotel in downtown Indianapolis, both of which are expected to open in 2006.

During 2004, an affiliate of USAA Real Estate Co. acquired six Doubletree properties from a third party, with two of these properties located in Houston and the remaining four located in Kansas City, Anaheim, St. Louis and Tulsa, and has started renovation projects at these properties. Also in the first nine months of 2004, we introduced “Make It Hampton,” a brand improvement program that will bring a wide range of new products and services to the Hampton system by 2005.

Timeshare

We are currently developing new timeshare projects in Las Vegas, Nevada, Orlando, Florida and Waikoloa, Hawaii. In the first nine months of 2004, we began development of a new timeshare project in Waikoloa, Hawaii. This project will have 120 units at scheduled completion in early 2006. At our International Drive property in Orlando, the project has 96 units in its first two phases, with phase one completed in February 2004 and phase two completed in April 2004. Construction is continuing on the next 140 units, with 70 units scheduled to open in early 2005 and 70 units scheduled to open in mid-2005. We plan to break ground in February 2005 on another 70 units at this property, with completion scheduled for spring 2006. Also in Orlando, we are adding 48 units to our existing property adjacent to Sea World. In the third quarter of 2004, we began development of the second phase of the property on the Las Vegas Strip, a 38-story, 431-unit tower. Upon the opening of phase two, approximately half of the planned four-tower, 1,577-unit project will have been completed.

Capital expenditures associated with our timeshare operations during the first nine months of 2004 totaled $26 million. The capital expenditures associated with our non-lease timeshare products are reflected as inventory until the timeshare intervals are sold. We also provide financing to the buyers of our timeshare intervals. During the first nine months of 2004, we issued approximately $183 million of loans related to timeshare financings, which comprised the majority of our additional investments of $250 million. Principal collections on timeshare notes during the first nine months were approximately $101 million.

Liquidity and Capital Resources

Overview

Net cash provided by operating activities was $323 million and $521 million for the nine months ended September 30, 2003 and 2004, respectively. The net increase relates primarily to increased operating results and timeshare sales in excess of new timeshare construction during the 2004 period. Cash from operating activities was further enhanced by timing differences, resulting in increased insurance reserves and tax liabilities, and by the deferral of revenue on timeshare sales. These increases were partially offset by an increase in restricted cash compared to the 2003 nine-month period.

Net cash used in investing activities was $108 million and $170 million for the nine months ended September 30, 2003 and 2004, respectively. The change was primarily due to increased investments through the financing of timeshare sales in comparison to the prior year period and lower proceeds from asset dispositions in the 2004 period, partially offset by $30 million received in the first quarter of 2004 upon the redemption of preferred stock that was issued to us in conjunction with the sale of the Red Lion hotel chain to WestCoast Hospitality Corporation in 2001.

Net cash used in financing activities was $186 million for the first nine months of 2003 and $141 million for the first nine months of 2004. The net change between periods is primarily due to increased proceeds received from a higher volume of stock options exercised in 2004 and a lower level of debt repayment in the 2004 period.

Cash and equivalents increased $210 million from December 31, 2003 to $219 million at September 30, 2004. Restricted cash totaled $73 million at December 31, 2003 and $146 million at September 30, 2004, respectively. Restricted cash includes cash related to certain consolidated hotels, the use of which is restricted for hotel purposes under the terms of collateralized borrowings; refundable deposits on the sale of timeshare intervals; and cash balances held by a non-controlled entity that is consolidated as the result of implementing FIN 46R in the 2004 first quarter (see “Other Matters—New Accounting Standards”).

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

Financing

In August 2003, we established a $1 billion five-year revolving credit facility, with an option to increase the size of the facility by an additional $250 million. Borrowings under this facility were completely repaid during the 2004 second quarter. The capacity under our revolver is also used to support certain outstanding letters of credit. Total revolving debt capacity of approximately $830 million was available to us at September 30, 2004.

In October 1997, we filed a shelf registration statement with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. At September 30, 2004, available financing under the shelf totaled $825 million. The terms of any additional securities offered under the shelf will be determined by market conditions at the time of issuance.

In connection with the spin-off in 1998 of our gaming business to a new corporation named Park Place Entertainment Corporation (subsequently renamed Caesars Entertainment, Inc.), Caesars assumed and agreed to pay 100% of the amount of each payment required to be made by us under the terms of the indentures governing our $325 million 7% Senior Notes due July 15, 2004. Caesars repaid these notes, as scheduled, in July 2004. Because these notes were our legal obligation, they are reported in our 2003 debt balance and a receivable from Caesars in an equal amount is included in our 2003 consolidated balance sheet as current maturities of long-term debt with the offsetting receivable classified in current assets.

As of September 30, 2004, approximately 13% of our long-term debt, including the impact of interest rate swaps, was floating rate debt.

The following table summarizes our significant contractual obligations as of September 30, 2004, including long-term debt and operating lease commitments:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in millions)
Long-term debt	$3,644	14	479	617	2,534
Operating leases	703	41	72	62	528
Total contractual obligations	$4,347	55	551	679	3,062

As a result of implementing FIN 46R in 2004, our consolidated balance sheet as of September 30, 2004 includes the assets and liabilities of a non-controlled managed hotel, including $100 million of debt that is non-recourse to us. This amount is reflected on our consolidated balance sheet as non-recourse debt of non-controlled entity and is excluded from the contractual obligations table above.

Development Financing and Other Commercial Commitments

To assist prospective franchisees in obtaining financing for hotel projects, we have programs to provide alternative capital sources to qualified franchisees. We have provided secondary financing to franchisees under a mezzanine financing program. Loans outstanding under this program at September 30, 2004 totaled approximately $39 million.

Hilton Acceptance Corp. (“HilMAC”), a third party lending entity, provides first mortgage construction financing to franchisees for select Hilton Garden Inn, Homewood Suites by Hilton, Hampton and Embassy Suites hotels. As of September 30, 2004, we guaranteed $30 million of loans outstanding under the HilMAC program. In addition to HilMAC, we have guaranteed $18 million of obligations of our franchisees.

As of September 30, 2004, in addition to the guarantees issued in connection with our development financing programs, we have guaranteed $37 million of debt and other obligations of unconsolidated affiliates and third parties, bringing our total guarantees to approximately $85 million. We also have commitments under letters of credit as of September 30, 2004 totaling $88 million. In April 2004, we funded a loan guarantee of approximately $9 million and recorded a corresponding receivable from the party for which we funded the guarantee. Based on remedies available to us upon an event of default by the borrower, we believe that the receivable related to this funding should be fully realized. We believe it is unlikely that other material payments will be required under our outstanding guarantees.

The following table summarizes our development financing and other commercial commitments as of September 30, 2004:

		Amount of Commitment Expiration per Period
Commercial Commitments	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in millions)
Letters of credit	$88	88	—	—	—
Guarantees	85	37	43	3	2
Total commercial commitments	$173	125	43	3	2

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

We have also provided performance guarantees to certain owners of hotels which we operate under management contracts. Most of these guarantees allow us to terminate the contract rather than fund shortfalls if specified performance levels are not achieved. In limited cases, we are obligated to fund performance shortfalls. At September 30, 2004, we have two contracts containing performance guarantees with possible cash outlays totaling approximately $199 million through 2012. Funding under these performance guarantees totaled approximately $5 million in 2003, and is expected to total approximately $5 million in 2004. Funding under these guarantees in future periods is dependent on the operating performance levels of these hotels over the remaining term of the performance guarantee. Although we anticipate that the future operating performance levels of these hotels will be largely achieved, there can be no assurance that this will be the case. In addition, we do not anticipate losing a significant number of management contracts in 2004 pursuant to these guarantees.

Under limited circumstances, we may be obligated to provide additional guarantees or letters of credit totaling $7 million.

Asset Dispositions

The $2 million loss on asset dispositions in the first nine months of 2004 is primarily due to a $5 million loss related to the write-off of values assigned to certain long-term management and franchise agreements that were terminated in the period, net of a $3 million gain from the sale of our investment in Travelweb.

In the 2004 first quarter, we sold the Doubletree La Posada Resort - Scottsdale in Arizona for total consideration of approximately $30 million, including approximately $6 million in cash and a note receivable for approximately $24 million. The note receivable is due to be repaid in the first quarter of 2005 and has been classified as a current asset on the September 30, 2004 consolidated balance sheet. No book gain or loss was realized on the sale; however, the transaction generated a capital gain for tax purposes, which enabled us to utilize existing capital loss tax carryforwards that had been fully reserved in prior periods. The transaction resulted in a net benefit to our income tax provision of approximately $2 million. We will continue to operate the hotel under a short-term management agreement that expires when the outstanding note is due.

In the second quarter of 2004, we sold the Doubletree Modesto and the Doubletree Bakersfield, both in California. Total consideration from the sale of both hotels was approximately $40 million in cash. Gains of approximately $3 million on Modesto and approximately $2 million on Bakersfield were deferred due to our continuing involvement with each hotel and will be recognized over the life of the long-term management contract retained on each hotel. Both management contracts are for a term of ten years. The transaction also generated a capital gain for tax purposes, which enabled us to utilize existing capital loss tax carryforwards that had been fully reserved in prior periods. The transaction resulted in a net benefit to our income tax provision of approximately $4 million.

Stockholders’ Equity

Dividends paid on common shares were $.02 per share for the three-month periods ended September 30, 2003 and 2004 and $.06 per share for the nine-month periods ended September 30, 2003 and 2004.

Our Board of Directors has approved the repurchase of up to 20 million shares of our common stock pursuant to a stock repurchase program. The timing of stock purchases is made at the discretion of management. As of September 30, 2004, 9.3 million shares remained authorized for repurchase under this authority.

Results of Operations

Comparison of fiscal quarters ended September 30, 2003 and 2004

A summary of our consolidated results for the three months ended September 30, 2003 and 2004 is as follows:

	2003	2004	% Change
	(in millions, except per share amounts)
Revenue	$952	1,033	9%
Operating Income	126	171	36
Net Income	34	61	79
Basic EPS	.09	.16	78
Diluted EPS	.09	.16	78

Results in the 2004 third quarter benefited from strong RevPAR growth at the company’s comparable owned hotels owing to increased demand from business travelers in many of our key markets; significant margin gains at comparable owned hotels due, in part, to improved room rates; an increase in fee income resulting from both RevPAR growth at managed and franchised hotels and the addition of new units, and another strong quarter from our vacation ownership business. Results in the 2003 third quarter were adversely impacted by pressure on average daily rates resulting from a soft U.S. economy and increased healthcare and insurance costs.

The 2004 third quarter results also reflect the implementation of FIN 46R, which resulted in the consolidation of a previously unconsolidated managed hotel, effective January 1, 2004. The implementation of FIN 46R resulted in an increase in other revenue and expenses from managed and franchised properties and certain other expenses in the 2004 period. However, it had no impact on reported net income or net income per share.

Revenue from owned hotels totaled $492 million in the 2004 third quarter, a one percent increase compared to the 2003 third quarter, and total expenses decreased two percent to $365 million. Strong results at our comparable owned hotels were partially offset by the impact of asset sales. Excluding the impact of asset sales in 2003, owned hotel revenue increased seven percent from $461 million in 2003, while owned hotel expenses increased four percent from $352 million in 2003.

Results at our comparable owned hotels improved compared to 2003 due to vibrant summer travel demand, coupled with improving business transient and group trends. Margins at our comparable owned hotels (revenue less expenses as a percentage of revenue for comparable owned hotels) improved 210 basis points compared to the prior year. Margin improvement resulted primarily from an increase in the average daily rate and property tax adjustments, as well as our continued focus on costs. Cost-per-occupied-room, factoring out property tax adjustments totaling approximately $4 million in the quarter (primarily at our owned hotels in Chicago), increased less than one percent.

RevPAR for comparable owned properties increased 7.3 percent in the quarter, with occupancy increasing 2.7 points to 76.7 percent and average daily rate up 3.5 percent to $146.84. Our owned hotels in New York and Boston showed particularly good results owing in part to the two political conventions held in those cities; occupancy levels at those hotels were in the high-80 to low-90 percent range, along with significant rate increases. Strong markets in the quarter also included Honolulu, the Washington, D.C. area, San Diego, Portland and Anchorage. Chicago showed improved occupancy levels in the quarter, and San Francisco continued to show signs of gradual improvement. New Orleans, due to a comparative decrease in citywide conventions and the impact of the hurricanes in the Southeast, experienced a difficult quarter.

Leased hotel revenue totaled $30 million in the 2004 third quarter, a seven percent increase compared to the 2003 third quarter, while leased hotel expenses increased four percent to $26 million. Due to the relatively large size of the lease payments required in a hotel operating lease, the leased properties operate at margins significantly lower than our owned hotels. Leased hotel revenue and expenses are included with our owned hotels in our Hotel Ownership segment results.

Operating income from unconsolidated affiliates increased $8 million in the 2004 third quarter to $20 million. The increase is primarily the result of $10 million in pre-tax earnings from a joint venture that developed a 251-unit condominium project in Myrtle Beach, South Carolina. The project closed on the sale of all units in the quarter. Operating income from unconsolidated affiliates is included in our Hotel Ownership segment results.

Management and franchise fee revenue in the 2004 third quarter increased $15 million, or 17 percent, over the prior year quarter to $102 million. Fee revenue is based primarily on rooms revenue at franchised properties and total operating revenue (and to a lesser extent gross operating profits or cash flow) at managed properties. Improved business transient and group trends combined with robust summer travel demand resulted in each of our brands reporting significant RevPAR increases in the quarter. Adjusting for the impact of the consolidation of a managed hotel in 2004, fees increased 13 percent from the 2003 quarter. Of the adjusted third quarter 2004 fee growth, approximately 40 percent came from RevPAR gains at franchised and managed hotels, and 60 percent from the addition of new units.

Revenue from our timeshare operations (included in timeshare and other income) totaled $109 million in the 2004 third quarter, compared to $94 million in the 2003 third quarter, an increase of 16 percent. Timeshare expenses for the 2004 third quarter (included in other operating expenses) were $80 million, compared to $71 million in the 2003 third quarter. Overall timeshare unit sales in the quarter were up 36 percent over the 2003 period with strong sales at our projects in Hawaii, Las Vegas and Orlando. The average unit sales price increased nine percent across the system during the quarter. Timeshare revenue and profitability during the quarter also benefited from higher resort fees and higher financing income due to increased sales. The growth from increased sales volume and price were partially offset by the deferral of revenue and expenses at our Waikoloa project, due to the required percentage-of-completion accounting.

Depreciation and amortization expense decreased $3 million in the third quarter of 2004 to $81 million, primarily due to asset sales and retirements occurring in the last four quarters.

Corporate Activity

Corporate expense was unchanged at $19 million in the third quarters of 2003 and 2004.  Corporate expense is not allocated among our reportable business segments.

Interest and dividend income decreased $4 million and interest expense, net of amounts capitalized, decreased $5 million compared to the 2003 third quarter. Both decreases were primarily the result of the repayment in July 2004 by Caesars of the $325 million 7% Senior Notes assumed by Caesars at the time of the spin-off of our gaming operations (see “Liquidity and Capital Resources—Financing”). As these notes were assumed by Caesars but remained our legal obligation prior to repayment, interest on the notes is reflected both as interest income and interest expense in our consolidated statements of income.

The third quarter pre-tax impact of asset dispositions and other was a loss of $1 million in 2004, primarily due to the fair market value adjustment of our derivative instruments.

The loss from non-operating affiliates totaling $3 million in the 2004 third quarter represents equity losses associated with our 24 percent minority interest in a coal-based synthetic fuel facility. The synthetic fuel produced at this facility qualifies for tax credits based on Section 29 of the Internal Revenue Code, which reduce our provision for income taxes.

The effective income tax rate for the third quarter of 2004 decreased to 36% from 38% in the third quarter of 2003. The effective rate in the third quarter of 2004 reflects the utilization of Section 29 synthetic fuel production credits of approximately $3 million. Excluding the impact of this tax credit, the effective tax rate was approximately 39% for the third quarter of 2004. Our effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

Hotel Statistics

RevPAR for U.S. owned hotels and system-wide for the three months ended September 30, 2003 and 2004 is as follows:

	U.S. owned(1)
	Three months ended September 30,
	2003	2004	% Change
Hilton	$109.18	117.82	7.9%
All other	77.61	78.73	1.4
Total	104.93	112.59	7.3

(1)          Statistics are for comparable U.S. hotels, and include only hotels in the system as of September 30, 2004 and owned by us since January 1, 2003.

	System-wide(2)
	Three months ended September 30,
	2003	2004	% Change
Hilton	$84.10	90.49	7.6%
Hilton Garden Inn	67.24	71.55	6.4
Doubletree	67.02	72.07	7.5
Embassy Suites	86.55	90.42	4.5
Homewood Suites by Hilton	70.71	74.54	5.4
Hampton	57.38	61.31	6.8
Other	80.45	97.77	21.5

(2)          Statistics are for comparable hotels, and include only hotels in the system as of September 30, 2004 and owned, operated or franchised by us since January 1, 2003.

Comparison of nine months ended September 30, 2003 and 2004

A summary of our consolidated results for the nine months ended September 30, 2003 and 2004 is as follows:

	2003	2004	% Change
	(in millions, except per share amounts)
Revenue	$2,837	3,092	9%
Operating Income	376	490	30
Net Income	97	173	78
Basic EPS	.26	.45	73
Diluted EPS	.25	.44	76

Results in the 2004 first nine months benefited from strong leisure demand and improved business and group travel, which led to improved results from our comparable owned hotels. The 2004 period also benefited from increased management and franchise fees, strong results from our timeshare business and lower interest expense. Results in the 2003 nine-month period were adversely impacted by business declines related to the conflict in Iraq and a soft U.S. economy. Results in the 2003 nine-month period were also negatively impacted by a pre-tax charge of $17 million related to the impairment of certain equity securities held by us, as well as increased healthcare and insurance costs.

Results in the 2004 first nine months also reflect the implementation of FIN 46R, which resulted in the consolidation of a previously unconsolidated managed hotel, effective January 1, 2004. The implementation of FIN 46R resulted in an increase in other revenue and expenses from managed and franchised properties and certain other expenses in the 2004 period. However, it had no impact on reported net income or net income per share.

Revenue from owned hotels totaled $1.520 billion in the first nine months of 2004, an increase of one percent from 2003, while total expenses were essentially flat at $1.116 billion. Strong results at our comparable owned hotels were offset by the impact of asset sales. Excluding the impact of asset sales, owned hotel revenue increased seven percent from $1.410 billion in 2003 to $1.505 billion in 2004, while owned hotel expenses increased five percent from $1.055 billion in 2003 to $1.105 billion in 2004.

Results at our comparable owned hotels improved compared to 2003 due to business and group travel gains, combined with strong leisure demand. The more favorable mix of business helped drive an increase in average rates, which benefited our margins in the 2004 period.  The strong group business also led to an increase in food and beverage profits in the first nine months of 2004. The 2003 period was negatively impacted by a soft U.S. economy and reduced travel as a result of the conflict in Iraq. Profitability in the 2003 nine-month period was also negatively impacted by higher healthcare and insurance costs at our owned hotels. Margins at our comparable owned hotels improved 140 basis points compared to the prior year. Margins in the first nine months of 2004 benefited from RevPAR increases, increased food and beverage business and our cost containment efforts.

RevPAR for comparable owned properties increased 6.3 percent in the first nine months of 2004, with occupancy increasing 2.6 points to 73.9 percent and average daily rate up 2.6 percent to $149.19. Our properties in Boston, Hawaii, New York and the Washington D.C. area posted particularly strong results in the period, and San Francisco continued to improve. As anticipated, our owned hotels in Chicago posted weaker results compared to 2003 due to a reduction in the number of citywide conventions in this market. Excluding the impact of Chicago from both periods, RevPAR for comparable owned properties increased 7.8 percent for the nine-month period. Year to date results in New Orleans were also weaker than 2003, owing to a difficult 2004 third quarter.

Operating income from unconsolidated affiliates increased $13 million in the 2004 nine-month period to $40 million. The increase is primarily the result of $10 million in pre-tax earnings from a joint venture that developed a condominium project, which closed on the sale of all units in the third quarter of 2004.

Management and franchise fee revenue in the 2004 first nine months increased $33 million, or 13 percent, over the prior year period to $288 million. Continued strength in leisure demand and increased demand from business travelers enabled all of our brands to report significant RevPAR increases in the first nine months of 2004. The increase in management and franchise fees in the period reflects this RevPAR growth and the addition of new units. Adjusting for the impact of the consolidation of a managed hotel in 2004, fees increased 12 percent from the 2003 nine-month period.

Revenue from our timeshare operations totaled $316 million in the 2004 period, compared to $248 million in 2003, an increase of 27 percent. Timeshare expenses for the 2004 first nine months were $233 million, compared to $185 million in the 2003 period. Overall timeshare unit sales in the 2004 nine-month period were up 33 percent over the 2003 period, with robust sales at our projects in Hawaii, Las Vegas and Orlando. The average unit sales price increased seven percent across the system. Timeshare revenue and profitability also benefited from higher resort fees and higher financing income due to increased sales.

Depreciation and amortization expense decreased by $2 million in the first nine months of 2004 to $247 million. The 2003 period includes a $5 million one-time depreciation expense reduction at certain properties. The adjusted decrease of $7 million in 2004 reflects lower amortization expense resulting primarily from the write-off of value assigned to certain long-term management and franchise agreements that were terminated in prior periods and asset sales and retirements.

Results in the 2003 nine-month period include a $17 million pre-tax charge related to the decline in value of certain equity securities held by us. The decline in value of the securities was deemed to be other than temporary in the 2003 period, thus requiring an earnings charge, primarily based on the length of time the securities had traded below cost. This charge is included in corporate and other unallocated expenses in our reported segment results.

Corporate Activity

Interest and dividend income decreased $2 million compared with the prior year period. The net decrease in the period reflects the repayment by Caesars of the $325 million 7% Senior Notes in July 2004 (see “Liquidity and Capital Resources—Financing”). Interest on the notes is reflected both in interest income and interest expense in the consolidated statements of income. This decrease in interest income was partially offset by $3 million of interest received on a favorable tax settlement of a prior year Federal income tax matter in the 2004 period. Interest expense, net of amounts capitalized, decreased $15 million primarily reflecting lower outstanding debt balances and the aforementioned repayment by Caesars.

The total pre-tax loss on asset dispositions of $3 million and $2 million for the first nine months of 2003 and 2004, respectively, primarily represents the write-off of values assigned to certain long-term management and franchise agreements that were terminated during each of the nine-month periods. The 2004 loss is net of a $3 million gain recognized on the sale of our interest in Travelweb.

The loss from non-operating affiliates totaling $3 million in the 2004 nine-month period represents equity losses associated with our 24 percent minority interest in a consolidated synthetic fuel facility. The synthetic fuel produced at this facility qualifies for tax credits based on Section 29 of the Internal Revenue Code, which reduce our provision for income taxes.

The effective income tax rate was 35% for both nine-month periods in 2003 and 2004. The effective rate in the first nine months of 2004 reflects the utilization of tax loss carryforwards of approximately $7 million resulting from the sale of three Doubletree properties (La Posada in Arizona, as well as Bakersfield and Modesto in California) and the sale of our interest in Travelweb. The 2004 effective tax rate also reflects the utilization of Section 29 synthetic fuel production credits of approximately $3 million. The effective rate in the first nine months of 2003 reflects the utilization of tax loss carryforwards of $4 million resulting from our contribution of the Hilton Rye Town in February 2003 to a partnership formed with CNL Hospitality in December 2002. Excluding the impact of the carryforward  and credit utilizations, the effective tax rate was approximately 38% and 39% in the 2003 and 2004 nine-month periods, respectively.

Hotel Statistics

RevPAR for U.S. owned hotels and system-wide for the nine months ended September 30, 2003 and 2004 is as follows:

	U.S. owned(1)
	Nine months ended September 30,
	2003	2004	% Change
Hilton	$108.37	115.72	6.8%
All other	74.08	74.74	.9
Total	103.74	110.24	6.3

(1)          Statistics are for comparable U.S. hotels, and include only hotels in the system as of September 30, 2004 and owned by us since January 1, 2003.

	System-wide(2)
	Nine months ended September 30,
	2003	2004	% Change
Hilton	$84.25	90.81	7.8%
Hilton Garden Inn	63.49	69.08	8.8
Doubletree	66.50	71.62	7.7
Embassy Suites	84.96	89.45	5.3
Homewood Suites by Hilton	68.16	72.31	6.1
Hampton	53.38	56.71	6.2
Other	66.05	89.97	36.2

(2)          Statistics are for comparable hotels, and include only hotels in the system as of September 30, 2004 and owned, operated or franchised by us since January 1, 2003.

Other Matters

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) to expand upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Under previous accounting guidance, we generally have included another entity in our consolidated financial statements only if we have a controlling financial interest in the entity through voting or other interests. FIN 46 changed that guidance by requiring a variable interest entity (VIE), as defined, to be consolidated by the company that is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. The losses and residual returns are based on the potential variability from the anticipated cash flow of the VIE attributable to the holders of variable interests. FIN 46 also requires disclosure about VIEs that a company is not required to consolidate, but in which it has a significant variable interest.

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

Our evaluation of our joint venture agreements, management contracts and franchise agreements has identified two managed hotels in which we have variable interests, due to the terms of performance guarantees. The performance guarantee associated with one of the hotel management agreements does not expose us to the majority of expected cash flow variability and therefore this hotel is not consolidated. Our maximum exposure to loss on this contract consists of future management fees and our potential obligation to fund the performance guarantee which, as of September 30, 2004, totaled an aggregate amount of approximately $47 million through 2012.

The second of the two contracts contains provisions that expose us to the majority of expected cash flow variability. As a result, we are considered to be the primary beneficiary under FIN 46R and are required to consolidate the balance sheet and results of operations of the hotel. Therefore, this previously unconsolidated managed hotel has been consolidated as of January 1, 2004. Our consolidated balance sheet as of September 30, 2004 includes the assets and liabilities of this non-controlled hotel, including $10 million of cash and equivalents (reflected as restricted cash) and $100 million of debt which is non-recourse to us. The debt is secured by the fixed assets of the hotel with a historical cost of $83 million. The net equity of the hotel is a retained deficit of approximately $60 million as of September 30, 2004 and is reflected on our consolidated balance sheet in other assets. The revenue and operating expenses of this property are included in other revenue and expenses from managed and franchised properties in the consolidated statements of income. Our financial exposure to this property consists of the fees we earn under the management agreement and costs we may incur under the performance guarantee. The net effect of the other earnings of this property, which belong to the hotel owners, are reversed from our consolidated results through minority and non-controlled interests expense in the consolidated statements of income. As a result, the implementation of FIN 46R had no impact on reported net income or net income per share.

In September 2004, the Emerging Issues Task Force (EITF) of the FASB reached a consensus regarding accounting issues related to certain features of contingently convertible debt and the effect on diluted earnings per share. Under current interpretations of FAS 128, “Earnings per Share”, issuers of contingently convertible debt exclude the potential common shares underlying the debt instrument from the calculation of diluted earnings per share until the contingency is met. The EITF consensus would require that potential shares underlying the debt instrument should be included in diluted earnings per share computations (if dilutive) regardless of whether the contingency has been met. The FASB has indicated that it plans to issue this guidance through an amendment to FAS 128 in the fourth quarter of 2004. The amendment is expected to be effective for periods ending after December 15, 2004, and the consensus would be applied by restating all periods during which the instrument was outstanding.

Our consolidated debt balance includes $575 million of contingently convertible debt, which was issued in the second quarter of 2003. Had the EITF guidance (the final rule is still to be issued) been applied as of September 30, 2004, our reported diluted earnings per share for the three and nine months ended September 30, 2003 and the nine months ended September 30, 2004 would not have changed. However, our reported diluted earnings per share for the three months ended September 30, 2004 would have been reduced to $.15 per share from the reported $.16 per share.

In October 2004, the FASB reached certain conclusions on FAS 123R, “Share-Based Payment.”  FAS 123R, which is expected to be issued in the fourth quarter of 2004, would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method. FAS 123R also requires the tax benefit associated with these share based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. FAS 123R is expected to become effective for interim or annual periods beginning after June 15, 2005. We would be required to apply FAS 123R beginning July 1, 2005. FAS 123R offers alternative methods of adopting this final rule. At the present time, we have not yet determined which alternative method we will use. Regardless of the method of adoption, the implementation of FAS 123R will result in increased compensation expense in our reported results.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004, the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

31.1         CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)          Reports on Form 8-K

We filed a Report on Form 8-K, dated October 25, 2004, furnishing information under “Item 2.02. Results of Operations and Financial Condition,” and “Item 9.01. Financial Statements and Exhibits” with respect to our financial results for the quarter and nine months ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILTON HOTELS CORPORATION
(Registrant)
Date: November 5, 2004	/s/ ROBERT M. LA FORGIA
Robert M. La Forgia
Senior Vice President and Chief Financial Officer (Chief Accounting Officer)