Form 10-K
period 2004-12-31
HILTON HOTELS CORP
filed 2005-03-10
CIK 47580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 1-3427

HILTON HOTELS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2058176 (I.R.S. Employer Identification Number)
9336 Civic Center Drive Beverly Hills, California (Address of principal executive offices)	90210 (Zip Code)

Registrant’s telephone number, including area code:   (310) 278-4321

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, par value $2.50 per share 8% Quarterly Interest Bonds due 2031	New York, Pacific New York

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☒  No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes ☒  No ☐

Based upon the June 30, 2004, New York Stock Exchange closing price of $18.66 per share, the aggregate market value of the Registrant’s outstanding Common Stock held by non-affiliates of the Registrant was approximately $6.6 billion. There were 384,527,003 and 384,714,412 shares of Common Stock outstanding as of June 30, 2004 and February 28, 2005, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant’s fiscal year, are incorporated by reference under Part III.

i

ii

PART I

Item 1.   Business

GENERAL INFORMATION

Current Operations

Hilton Hotels Corporation is engaged, together with its subsidiaries, in the ownership, management and development of hotels, resorts and timeshare properties and the franchising of lodging properties. As of December 31, 2004, our system contained 2,259 properties, totaling over 358,000 rooms. Of such properties, we owned an interest in and operated 115 hotels, leased seven hotels, managed 206 hotels owned by others and franchised 1,900 hotels owned and operated by third parties. Also included in the number of properties in our system are 31 timeshare properties which we managed or franchised. All of these properties are located in the United States, with the exception of 16 hotels in which we own an interest and/or manage and 55 hotels that we franchise.

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

Recent Developments

Hotel Properties

•       In 2004, we sold five Doubletree hotels located in Arizona, California and Oregon, for total consideration of approximately $100 million.

•       In April 2004, we commenced management of the Hilton Omaha in Nebraska, which is our third managed convention hotel opened since December 2003.

•       In 2004, pursuant to a joint venture with Hilton International Co., we commenced management of new Conrad hotels in Bali, Indonesia and Miami, Florida. We have also entered into agreements to manage new Conrad hotels in Las Vegas, Nevada and Indianapolis, Indiana.

Timeshare Properties

•       We are continuing to develop a 1,577-unit timeshare resort in Las Vegas, Nevada, with phase two of this project consisting of a 38-story, 431-unit tower, scheduled to open in mid-2006.

•       In 2004, we opened the first two phases, consisting of 96 units, of a 456-unit timeshare resort in Orlando, Florida.

•       We commenced development of a new 120-unit timeshare resort in Waikoloa, Hawaii, which is scheduled for completion in early 2006.

Additional Information

For a description of our planned expansion activities, see “Operations—Development.” For additional information, see “Development and Capital Spending” under Item 7.

Industry Segments

We operate in three reportable business segments which are based on similar products or services: Hotel Ownership; Managing and Franchising; and Timeshare. For additional information, see “Note 15: Segment Information” in the Notes to Consolidated Financial Statements under Item 8.

As of December 31, 2004, we managed (and in some cases, partially owned) hotel properties in Belgium, Egypt, England, Hong Kong, Indonesia, Ireland, Mexico, Puerto Rico, Singapore, Thailand and Turkey. We also franchised hotel properties in Canada, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Peru, Puerto Rico and Venezuela. To date, the amounts of revenue, operating profits and assets attributable to geographic areas outside the United States have not been material.

OPERATIONS

Hotel Properties

Owned Hotels

As of December 31, 2004, we owned a majority or controlling financial interest in and operated 50 hotels, representing 31,068 rooms. The owned hotels include some of our largest and most profitable hotels, including:

•       the 1,416-room Waldorf=Astoria;

•       the 1,980-room Hilton New York;

•       the 2,860-room Hilton Hawaiian Village;

•       the 1,240-room Hilton Waikoloa Village;

•       the 1,908-room Hilton San Francisco;

•       the 1,544-room Hilton Chicago;

•  the 1,639-room Palmer House Hilton;

•       the 1,119-room Hilton Washington; and

•       the 1,616-room Hilton New Orleans Riverside.

We lease the land upon which 11 of our owned hotels are located. The expiration dates of the leases range up to 2091, with certain leases containing renewal options for 30 to 40 years. Under these leases, we own the buildings and leasehold improvements and all furniture and equipment; we are responsible for repairs, maintenance, operating expenses and lease rentals; and we retain complete managerial discretion over operations. Lease terms generally require us to pay a fixed monthly base rent and may require us to pay additional rent based on a percentage of revenue or income from the hotel. Upon the expiration of such leases, the buildings and other leasehold improvements presently owned by us revert to the landlords. For additional information, see “Note 16: Leases” in the Notes to Consolidated Financial Statements under Item 8.

Leased Hotels

As of December 31, 2004, we leased seven hotels, representing 2,643 rooms. Under these leases, we lease the hotel from its owner, manage the hotel and are generally responsible for all aspects of the hotel’s operations and recognize all revenues and substantially all expenses associated with the hotel’s operations. Although, in general, replacement of furniture, fixtures and equipment is the landlord’s responsibility, we are obligated under certain leases to maintain and replace these items. Lease terms typically require us to pay a fixed monthly base rent regardless of the performance of the hotel and a variable rent based on a percentage of revenue or income.

Joint Ventures

As of December 31, 2004, we had a minority or non-controlling financial interest in and operated 65 hotels, representing 20,186 rooms. We have a right of first refusal to purchase additional equity interests in certain of these joint ventures. We manage each of the partially owned hotels for the entity owning the hotel. For additional information, see “Alliances” below.

Managed Hotels

As of December 31, 2004, we managed 206 hotels, representing 51,380 rooms, which are wholly owned by others. Under our standard management agreement, we operate a hotel for the benefit of its owner, which either owns or leases the hotel and the associated personal property. Our management fee is generally based on a percentage of each hotel’s gross revenue plus, for the majority of properties, an incentive fee based on operating performance. The terms of our management agreements are for various periods and generally contain renewal options, subject to certain termination rights.

In general, under our management agreements all operating and other expenses are paid by the owner and we are reimbursed for our out-of-pocket expenses. In turn, our managerial discretion is subject to approval by the owner in certain major areas, including the approval of capital expenditure budgets.

Franchise Hotels

As of December 31, 2004, we franchised 1,900 hotels, representing 249,391 rooms, which are owned and operated by third parties. In general, franchisees pay us an initial fee based on the number of rooms in a franchise hotel and a continuing fee based on a percentage of the hotel’s rooms revenue, which may be up to 5% of rooms revenue depending on the brand. Although we do not directly participate in the management or operation of franchise hotels, we conduct periodic inspections to ensure that our standards are maintained and render advice with respect to hotel operations. We generally approve the plans for, and the location of, franchise hotels and assist in their design.

Hotel Brands

We operate hotels through the brands described below, which target a wide variety of markets and geographic areas. According to data from Smith Travel Research, in 2004, our Hilton, Hilton Garden Inn, Embassy Suites, Homewood Suites by Hilton and Hampton brands all commanded significant market share premiums in the system-wide revenue per available room (RevPAR) index, which represents the share of RevPAR these properties attain versus their respective competitive sets.

Hilton

Hilton hotels are our upscale, full-service hotels that typically include swimming pools, gift shops and retail facilities, meeting and banquet facilities, restaurants and lounges, room service, parking facilities and other services. The Hilton brand also includes Hilton Suites hotels which are upscale, all-suite hotels. As of December 31, 2004, there were 230 Hilton hotels, representing 89,256 rooms, located in 38 states, the District of Columbia, Canada and Mexico. As of December 31, 2004, there were 15 Hilton hotels under construction, of which 12 will be franchise hotels and three will be managed hotels.

Hilton Garden Inn

Hilton Garden Inn hotels are our upper mid-market, focused service hotels that utilize a modular design constructed around a courtyard containing an indoor or outdoor swimming pool. In 2004, the Hilton Garden Inn brand earned the first place J.D. Power Award for “Highest Customer Satisfaction” in its category for a third consecutive year. As of December 31, 2004, there were 219 Hilton Garden Inn hotels, representing 29,841 rooms, located in 39 states, the District of Columbia, Canada and Mexico. As of December 31, 2004, 43 Hilton Garden Inn hotels were under construction, all of which will be franchise hotels.

Doubletree

Doubletree hotels are our full-service hotels in the mid-market to upscale hotel category. The Doubletree brand also includes the Doubletree Guest Suites all-suite hotels and the moderately priced Doubletree Club hotels. As of December 31, 2004, there were 154 Doubletree hotels, representing 40,922 rooms, located in 36 states, the District of Columbia, Canada and Latin America. As of December 31, 2004, three Doubletree hotels were under construction, all of which will be franchise hotels.

Embassy Suites

Embassy Suites are our upscale, all-suite hotels that feature two-room guest suites with a separate living room and dining/work area and a complimentary cooked-to-order breakfast. Most Embassy Suites hotels are built around a landscaped atrium. As of December 31, 2004, there were 175 Embassy Suites, representing 42,715 rooms, located in 38 states, the District of Columbia, Canada, Dominican Republic, Puerto Rico and Latin America. As of December 31, 2004, 12 Embassy Suites hotels were under construction, of which 11 will be franchise hotels and one will be a managed hotel.

Homewood Suites by Hilton

Homewood Suites by Hilton are our upscale, extended-stay hotels that feature residential style accommodations including business centers, swimming pools, convenience stores and limited meeting facilities. In 2004, the Homewood Suites by Hilton brand earned the first place J.D. Power Award for “Highest Customer Satisfaction” in its category for the second consecutive year. As of December 31, 2004, there were 143 Homewood Suites, representing 16,054 rooms, located in 37 states, the District of Columbia and Canada. As of December 31, 2004, 24 Homewood Suites hotels were under construction, of which 21 will be franchise hotels and three will be managed hotels.

Hampton

Hampton Inn hotels are our moderately priced hotels with limited food and beverage facilities. The Hampton brand also includes Hampton Inn & Suites hotels which offer both traditional hotel room accommodations and apartment style suites within one property. During 2004, we introduced the “Make It Hampton” brand improvement program that will bring a wide range of new products and services to the Hampton system. As of December 31, 2004, there were 1,290 Hampton hotels, representing 130,398 rooms, located in 49 states, Canada, Puerto Rico and Latin America. As of December 31, 2004, 71 Hampton hotels were under construction, of which 70 will be franchise hotels and one will be a managed hotel.

Other Brands

In addition to the hotel brands described above, as of December 31, 2004, there were 17 hotels, representing 5,482 rooms, operated under our Conrad brand or under third party brands pursuant to contractual arrangements. Conrad hotels are our upscale, full-service hotels located primarily outside the United States. As of December 31, 2004, we managed, and in some cases partially owned, 13 Conrad hotels, representing 4,445 rooms, located in Miami, Florida and Belgium, Egypt, England, Hong Kong, Indonesia, Ireland, Singapore, Thailand and Turkey. Future development of Conrad hotels is subject to our agreements with Hilton Group plc. See “Alliances—Hilton Group” and “Territorial Restrictions” below.

Timeshare Operations

We conduct our timeshare operations through Hilton Grand Vacations Company and its related entities (“HGVC”), which we wholly own. As of December 31, 2004, HGVC operated 19 timeshare resorts in Florida, three in each of Nevada and Hawaii, and one in each of Colorado and New York. We also manage one timeshare resort and franchise three timeshare resorts in the United States under the Embassy Vacation Resort name. In addition, HGVC operates the HGVClub, a points-based reservation and exchange system with 32 affiliated timeshare resorts.

Development

Hotel Properties

We intend to grow our hotel system primarily through franchising and the addition of management contracts, which require little or no capital investment. We will also continue to invest in capital improvements and select projects at our owned hotels. In addition, we may seek to acquire ownership interests in hotel properties on a strategic and selective basis, either directly or through investments in joint ventures. See “Alliances” below.

During 2004, we added a total of 128 properties to our system, primarily franchises, with approximately 17,000 rooms. During 2004, our family of brands opened hotels in 31 of the 50 United States. A total of 42 properties, primarily franchises, with approximately 7,000 rooms, were removed from our system in 2004 primarily due to product quality issues. We expect to add 130 to 150 hotels with 16,000 to 20,000 rooms to our system in 2005, with Hampton and Hilton Garden Inn accounting for most of the new development. We expect virtually all of this growth to be through franchise and management agreements.

Total property additions to our system in 2004 included 122 franchise properties and five managed properties owned by third parties. These additions included 16 properties which, due in part to the market share leadership of our brands, were converted to our family of brands in 2004. The 16 conversions included six Doubletrees, five Hamptons, three Hiltons, one Embassy Suites and one Hilton Garden Inn.

In March 2004, we converted the former Adam’s Mark hotel in Memphis to a 408-room Hilton following a major renovation. In April 2004, we opened the Hilton Omaha in Nebraska, which is our third Hilton-managed convention hotel opened since December 2003. During 2004, an affiliate of USAA Real Estate Co. acquired six Doubletree properties from a third party and started renovation projects at these properties. Two of the six properties are located in Houston and the remaining four are located in Kansas City, Anaheim, St. Louis and Tulsa. In 2005, we plan to open the first Embassy Suites hotel in Mexico, located in Mexico City. For information regarding development of Conrad properties, see “Alliances—Hilton Group” below.

Our ability to grow the number of managed and franchised hotels is affected by the factors set forth under “Additional Information—Business Risks” and “—Forward-Looking Statements,” including but not limited to national and regional economic conditions; the effects of actual and threatened terrorist attacks and international conflicts; credit availability; relationships with franchisees and property owners; and competition from other hotel brands.

Timeshare Properties

HGVC has recently opened or is currently developing the following projects:

•       HGVC has commenced development of a new vacation ownership resort in Waikoloa, Hawaii, adjacent to the Hilton Waikoloa Village. This project will have 120 units and is scheduled for completion in early 2006.

•       HGVC is developing a new 1,577-unit timeshare resort located at the north end of the Las Vegas Strip in Las Vegas, Nevada. Phase one of this project, consisting of 283 units, opened in October 2003, and phase two, consisting of a 38-story, 431-unit tower, is scheduled to open in mid-2006.

•       HGVC is developing a new timeshare resort on International Drive in Orlando, Florida, with seven phases and a total of 456 units. The first two phases of this project, consisting of 96 units, opened in 2004. The third, fourth and fifth phases of this project, each consisting of 70 units, are scheduled to be completed from spring 2005 to spring 2006. Also in Orlando, HGVC is adding 48 units to its existing property adjacent to Sea World.

HGVC is actively seeking new management, development and acquisition opportunities in other destination resort locations. For additional information, see “Note 2: Summary of Significant Accounting Policies—Revenue Recognition” in the Notes to Consolidated Financial Statements under Item 8.

Alliances

Hilton Group

In 1997, we entered into agreements with Hilton Group plc (“Hilton Group”), whose wholly owned subsidiary Hilton International Co. (“HI”), owns the rights to the Hilton name outside the United States. The agreements provide for the reunification of the Hilton brand worldwide through a strategic alliance between the companies, including cooperation on sales and marketing, loyalty programs and other operational matters. Pursuant to these agreements, both companies have integrated their reservation systems under Hilton Reservations Worldwide, launched the Hilton HHonors Worldwide loyalty program, integrated worldwide sales offices, developed joint marketing initiatives and adopted a Hilton brand identity used by both companies. See “Additional Information—Reservation System” and “—HHonors.” Stephen F. Bollenbach, our Co-Chairman and Chief Executive Officer, is a non-executive director of Hilton Group and David Michels, Chief Executive of Hilton Group, is one of our non-executive directors.

In 2000, we announced the formation of a joint venture with Hilton Group to expand the Conrad brand of luxury hotels on a worldwide basis. The joint venture company is owned 50% by each of Hilton and HI. Hilton and HI seek to develop the Conrad brand primarily through management contracts, the construction of new hotels requiring modest investment by us and HI and through the conversion of existing hotels to the Conrad brand. We renamed the Towers portion of the Waldorf=Astoria as the Waldorf Towers, a Conrad Hotel. In 2004, we commenced management, on behalf of the joint venture, of the newly built Conrad Bali Resort & Spa in Indonesia, and the Conrad Miami in Florida, which is the first freestanding Conrad hotel in North America.

Development of additional international hotels by us under the “Hilton” and “Conrad” names is subject to our alliance agreements with Hilton Group. See “Territorial Restrictions.” We have entered into management agreements to operate a new 442-suite Conrad hotel on the Las Vegas Strip and a new 243-room Conrad hotel in Indianapolis, Indiana, both of which are scheduled to open in 2006. We also continue to manage and retain our ownership interest, if any, in the Conrad hotels we operated prior to formation of the joint venture. See “Hotel Brands—Other Brands” above.

In February 2005, we and Hilton Group announced a major initiative to develop the Conrad brand on a global basis, with a target of having 50 Conrad hotels opened by 2010. The growth of the Conrad brand will continue to be primarily through management agreements. Dieter Huckestein, formerly our Executive Vice President and President, Hotel Operations Owned and Managed, will lead the initiative by serving as Chairman and Chief Executive Officer of Conrad Hotels and President of the joint venture company.

CNL Joint Ventures

Since 2001, we have entered into three separate joint venture partnerships with CNL Hospitality Corp. (“CNL”). In December 2003, we formed a partnership with CNL that acquired the 544-room Capital Hilton in Washington, D.C. and the 394-room Hilton La Jolla Torrey Pines outside of San Diego, California, which properties we wholly owned at the time. We have a 25% interest in the partnership and manage both properties under long-term agreements.

In February 2003, we completed a transaction in which we formed a partnership with CNL that acquired the following properties: the 500-room Doubletree at Lincoln Centre in Dallas, Texas; the 428-room Sheraton El Conquistador Resort and Country Club in Tucson, Arizona; the 437-room Hilton Rye Town in New York; the 630-room Doubletree Crystal City in Virginia; the 267-suite Embassy Suites Crystal City in Virginia; the 257-suite Embassy Suites Santa Clara in California; and the 174-suite Embassy Suites Orlando Airport in Florida. The Dallas and Tucson properties have been converted to the Hilton brand. We contributed the Hilton Rye Town to the partnership, CNL contributed the Doubletree Crystal City and the partnership acquired the remaining properties. We have a 25% interest in this partnership and manage each of the seven hotel properties under long-term agreements.

In 2001, we formed a partnership with CNL that owns four hotel properties: the 500-room Hilton Miami Airport in Florida; the 276-suite Embassy Suites Portland in Oregon; the 484-room Hilton Costa Mesa in California; and the 224-suite Hilton Suites Auburn Hills in Michigan. We contributed the Embassy Suites Portland and the Hilton Suites Auburn Hills; CNL contributed the Hilton Miami Airport and the Hilton Costa Mesa to the partnership. We have a 30% interest in this partnership and manage each of the four hotel properties under long-term agreements.

FelCor

As of December 31, 2004, FelCor Lodging Trust Inc. (“FelCor”) owned or had an interest in 73 of our hotels and we owned approximately 1.5 million shares of FelCor common stock, representing approximately 2% of FelCor’s outstanding common stock.

Development Financing

We have established franchise financing programs with third party lenders to support the growth of our Hilton Garden Inn, Homewood Suites by Hilton, Hampton and Embassy Suites hotels. As of December 31, 2004, we have provided guarantees of $38 million on loans outstanding under these programs. In addition, we have guaranteed $37 million of debt and other obligations of unconsolidated affiliates and third parties, bringing our total guarantees to approximately $75 million. Our outstanding guarantees have terms of one to seven years. We also have commitments under letters of credit totaling $64 million as of December 31, 2004. We believe it is unlikely that material payments will be required under these agreements. See “Liquidity and Capital Resources—Development Financing and Other Commercial Commitments” under Item 7.

Territorial Restrictions

We have entered into agreements which restrict our right to operate hotels in various areas under the “Hilton” or “Conrad” names. Pursuant to an agreement entered into in 1964 at the time we distributed to our stockholders all of the issued and outstanding capital stock of HI, we were prohibited from operating facilities outside the United States identified as “Hilton” hotels and HI was prohibited from operating facilities within the United States identified as “Hilton” hotels. We conduct certain of our international hotel operations under the Conrad name. See “Hotel Brands—Other Brands” above.

We have entered into alliance agreements with the Hilton Group, the parent company of HI, to reunite the Hilton name. Pursuant to these agreements, HI has granted a license to us to develop franchise properties under the Hilton and Hilton Garden Inn names in Canada, Mexico and the Island of St. John, U.S. Virgin Islands until 2017. Hilton and HI seek to develop the Conrad brand on a worldwide basis. Subject to the foregoing restrictions as to the use of the “Hilton” and “Conrad” names, Hilton and HI can compete in all, and do compete in certain, markets. See “Alliances—Hilton Group” above.

We have also entered into certain management and franchise agreements that contain provisions which may restrict our right to own, manage or franchise additional hotels in specified geographic areas.

Potential Acquisitions

We continue to evaluate acquisition opportunities and may, from time to time, negotiate to engage in a business combination transaction or other acquisition. However, there is no assurance that we will engage in any such transactions.

Property Transactions

We continue to evaluate our portfolio of owned assets and may seek to sell certain assets from time to time. See “General Information—Recent Developments—Hotel Properties” above for a description of certain properties we sold in 2004. In addition, we will continue to review our owned hotel portfolio for potential repositioning or rebranding opportunities.

Seasonality

The hospitality industry is seasonal in nature. However, the periods during which our properties experience higher or lower levels of demand vary from property to property and depend principally upon location.

Statistical Information

The following table sets forth certain system-wide information for our properties with respect to the number of properties and rooms as of December 31, 2003 and 2004:

	2003 Number of		2004 Number of		Change in Number of
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Hilton
Owned	36	27,496	36	27,492	—	(4)
Leased	1	499	1	499	—	—
Joint Venture	10	4,177	10	4,177	—	—
Managed	24	14,103	24	13,822	—	(281)
Franchised	159	42,737	159	43,266	—	529
Total	230	89,012	230	89,256	—	244
Hilton Garden Inn
Owned	1	162	1	162	—	—
Joint Venture	2	280	1	128	(1)	(152)
Managed	3	391	6	796	3	405
Franchised	177	24,177	211	28,755	34	4,578
Total	183	25,010	219	29,841	36	4,831
Doubletree
Owned	9	3,156	4	1,702	(5)	(1,454)
Leased	6	2,144	6	2,144	—	—
Joint Venture	25	7,427	24	7,208	(1)	(219)
Managed	44	11,585	38	10,074	(6)	(1,511)
Franchised	71	16,302	82	19,794	11	3,492
Total	155	40,614	154	40,922	(1)	308
Embassy Suites
Owned	4	881	4	881	—	—
Joint Venture	27	7,279	27	7,279	—	—
Managed	54	14,136	54	14,134	—	(2)
Franchised	89	20,257	90	20,421	1	164
Total	174	42,553	175	42,715	1	162
Homewood Suites by Hilton
Owned	3	398	3	398	—	—
Managed	36	4,304	36	4,304	—	—
Franchised	91	10,058	104	11,352	13	1,294
Total	130	14,760	143	16,054	13	1,294
Hampton
Owned	1	133	1	133	—	—
Managed	34	4,323	35	4,462	1	139
Franchised	1,220	123,087	1,254	125,803	34	2,716
Total	1,255	127,543	1,290	130,398	35	2,855
Timeshare	30	3,644	31	3,740	1	96
Other(1)
Owned	1	300	1	300	—	—
Joint Venture	3	1,393	3	1,394	—	1
Managed	11	3,246	13	3,788	2	542
Franchised	1	408	—	—	(1)	(408)
Total	16	5,347	17	5,482	1	135
Total
Owned	55	32,526	50	31,068	(5)	(1,458)
Leased	7	2,643	7	2,643	—	—
Joint Venture	67	20,556	65	20,186	(2)	(370)
Managed	206	52,088	206	51,380	—	(708)
Timeshare	30	3,644	31	3,740	1	96
Franchised	1,808	237,026	1,900	249,391	92	12,365
TOTAL PROPERTIES	2,173	348,483	2,259	358,408	86	9,925

(1)    Includes properties operated under our Conrad brand and properties operated under third party brands pursuant to contractual arrangements.

For purposes of the table above, “owned” properties are those in which we have a majority or controlling financial interest and “joint venture” properties are those in which we have a minority or non-controlling financial interest. For additional information, see “Hotel Properties” above.

The following table sets forth certain system-wide information for our hotels with respect to occupancy rates, average room rates and revenue per available room (RevPAR) for the fiscal years ended December 31, 2003 and 2004:

	2003(1)	2004(1)	%/pt Change
Hilton
Occupancy	66.7%	69.5%	2.8	pts
Average rate	$125.57	$130.15	3.6%
RevPAR(2)	$83.82	$90.39	7.8%
Hilton Garden Inn
Occupancy	65.5%	69.0%	3.5	pts
Average rate	$95.05	$98.11	3.2%
RevPAR(2)	$62.30	$67.70	8.7%
Doubletree
Occupancy	65.2%	68.4%	3.2	pts
Average rate	$100.37	$103.11	2.7%
RevPAR(2)	$65.40	$70.50	7.8%
Embassy Suites
Occupancy	69.2%	71.3%	2.1	pts
Average rate	$119.94	$122.72	2.3%
RevPAR(2)	$83.05	$87.52	5.4%
Homewood Suites by Hilton
Occupancy	70.7%	73.4%	2.7	pts
Average rate	$94.36	$96.78	2.6%
RevPAR(2)	$66.76	$71.03	6.4%
Hampton
Occupancy	66.0%	68.3%	2.3	pts
Average rate	$78.73	$81.64	3.7%
RevPAR(2)	$51.93	$55.73	7.3%
Other(3)
Occupancy	57.5%	69.4%	11.9	pts
Average rate	$123.33	$131.31	6.5%
RevPAR(2)	$70.94	$91.14	28.5%

(1)          Statistics are for comparable hotels, and include only those hotels in our system as of December 31, 2004 and owned, operated or franchised by us since January 1, 2003.

(2)          RevPAR is equal to rooms revenue divided by the number of available rooms.

(3)          Includes properties operated under our Conrad brand and properties operated under third party brands pursuant to contractual arrangements.

For additional information regarding our hotel brands, see “Hotel Brands” above.

The following table sets forth certain system-wide statistical information for our hotels by geographic region as of and for the year ended December 31, 2004:

Regions	Properties	Rooms	Occupancy	Average Rate	RevPAR
Owned, Leased and Managed Hotels:
Pacific/Mountain	93	34,648	71.5%	$126.22	$90.30
North Central	42	13,408	68.1	120.34	82.01
South Central	65	16,780	65.5	109.18	71.48
New England/Middle Atlantic	36	13,669	77.4	178.06	137.82
South Atlantic	75	21,179	73.4	124.46	91.31
International	17	5,593	70.7	137.89	97.43
Total	328	105,277	71.3	130.66	93.16
Franchise Hotels	1,900	249,391	68.4	92.51	63.30

In the table above, statistics are for comparable hotels, and include only those hotels in our system as of December 31, 2004 and owned, operated or franchised by us since January 1, 2003. For additional information regarding our number of properties, number of available rooms and statistical information, see “Supplementary Financial Information” and “Five Year Summary” under Item 8.

ADDITIONAL INFORMATION

Casino Windsor

We own a 50% equity interest in Windsor Casino Limited, which operates the 400-room Casino Windsor in Windsor, Ontario, Canada for the Ontario provincial government under a management contract. This hotel casino features a 75,000 square foot casino and entertainment and meeting facilities. See “Additional Information—Regulation and Licensing—Ontario Gaming Laws” below.

Design and Furnishing Services

Hilton Supply Management, our wholly owned subsidiary, provides design and furnishing services to our hotels and to hotels owned and operated by others. These services include the purchase and distribution of furniture, furnishings, equipment, food, beverage and operating supplies. The volume of this operation depends primarily on the number of new hotels we operate or franchise and on refurbishing and remodeling of our existing hotels.

Reservation System

Hilton Reservations Worldwide, LLC (“HRW”) oversees and operates a computerized, worldwide reservation system for hotels owned, operated or franchised by Hilton, Hilton Group, our respective affiliates and others. Hilton and Hilton Group each own a 50% interest in HRW. The domestic HRW reservation agents utilize an automated system that enables them to automatically cross-sell among all of our hotel brands which has benefited, and which we expect will continue to benefit, all of our hotel brands.

HHonors

Under the alliance agreements we entered into with Hilton Group, Hilton and Hilton Group each own a 50% interest in the Hilton HHonors Worldwide, LLC guest loyalty program (“HHonors”). HHonors includes the Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Homewood Suites by Hilton, Hampton and Conrad brands, as well as brands operated by Hilton Group. Members of the HHonors program earn points based on their spending at most of the hotel properties operated and franchised by us and Hilton Group. HHonors accumulates and tracks points on the member’s behalf and fulfills the awards upon request. Points can be redeemed for hotel stays at participating properties, and for a variety of other awards such as airline tickets, cruises and car rentals. We expect HHonors to continue to have a positive impact on our brands. See “Note 2: Summary of Significant Accounting Policies—Hilton HHonors” in the Notes to Consolidated Financial Statements under Item 8.

Technology and Distribution

We operate the Hilton worldwide internet website (www.hiltonworldwide.com) and our various hotel brand websites which provide cost effective customer service, including online hotel reservations and HHonors enrollment. We also provide various business, technology and information services for our hotel guests, including high speed internet access at virtually all of our hotels system-wide. We have also installed self-service check-in kiosks at 47 of our owned or managed hotels as of December 31, 2004.

We operate our proprietary OnQ system, which is a single technology platform that links our brands and hotels to enhance customer service and loyalty, as well as maximize operational efficiencies. The OnQ system has been installed at virtually all of the hotels in our system. We also utilize an integrated strategy related to electronic and online distribution of rooms in our systems. The strategy provides for brand standards that permit each hotel to establish its own room rates, but requires the hotel to offer such rates consistently across all designated distribution channels, including our proprietary websites, HRW call centers, Global Distribution Systems/travel agents, and through hotels directly. In addition, we have implemented enhancements to our major brand websites as part of the strategy.

“Our Best Rates. Guaranteed.” is our program which offers a price-matching guarantee that is designed to encourage customers to book their reservations through the above referenced distribution channels. We believe that this program, along with enhancements to our branded websites, has contributed to significantly increased numbers of transactions on our proprietary websites. For 2004, gross reservations through HRW, GDS and our internet sites increased 13% over 2003, and online bookings through our branded websites increased 28% over 2003.

Trademarks

The following trademarks used herein are owned by us and are registered as trademarks in the United States and in certain foreign countries: Doubletree®, Doubletree Club Hotel®, Doubletree Guest Suites®, Embassy Suites Hotels®, Embassy Vacation Resort®, Hampton®, Hampton Inn®, Hampton Inn & Suites®, HGVClub®, Hilton®, Hilton Garden Inn®, Hilton Grand Vacations Club®, Hilton Hawaiian Village®, Homewood Suites by Hilton®, Palmer House® and Waldorf=Astoria®. The Conrad® trademark is owned by Conrad Hospitality, LLC, of which Hilton and Hilton Group each own a 50% interest. The HHonors®, Senior HHonors®, Double Dip®, Double Dipping®, and Points & Miles® trademarks are owned by Hilton HHonors Worldwide, LLC. We consider all of these marks, and the associated name recognition, to be valuable to our business. See “Note 2: Summary of Significant Accounting Policies—Brands” in the Notes to Consolidated Financial Statements under Item 8.

Marketing

Our hotel properties offer multiple product lines to a broad range of customers in many geographic markets. Our properties include full-service and limited service hotels in urban, airport, resort and suburban locations, as well as timeshare resorts.

Our metropolitan and airport properties primarily serve the convention and meeting market and the business traveler market (business persons traveling as individuals or in small groups). Our resort properties primarily serve the tour and leisure market (tourists traveling either as individuals or in groups) and the convention and meeting market. Our suburban properties primarily serve the leisure and business traveler markets. As indicated under “Business Risks” below, these sources of business are sensitive to general economic and other conditions.

We believe that our alliance with Hilton Group (which currently owns the rights to the Hilton name outside the U.S.) has improved the performance of our operations as our properties have benefited from the worldwide integration of the Hilton brand, reservation systems, marketing programs and sales organizations. See “Operations—Alliances—Hilton Group” above.

In 2005, we announced our sponsorship of the U.S. Olympic Team through 2008, which entitles our family of brands to use the official hotel sponsor designation and Olympic logo in advertising and marketing materials.

Business Risks

We are subject to all of the operating risks common in the lodging and timeshare industries.   Our results are significantly affected by occupancy and room rates achieved by hotels, our ability to manage costs, the relative mix of owned, leased, managed and franchised hotels, the quantity and pricing of timeshare interval sales and the change in the number of available hotel rooms and timeshare intervals through acquisition, development and disposition. Our results are also impacted by, among other things, the factors identified below and under “Forward-Looking Statements.” Unfavorable changes in these factors could negatively impact hotel room demand and pricing which, in turn, could limit our ability to pass through operating cost increases in the form of higher room rates. Our ability to manage costs could be adversely impacted by significant increases in energy, healthcare, insurance and other operating expenses, resulting in lower operating margins. Increases in transportation and fuel costs or sustained recessionary periods in the U.S. (affecting domestic travel) and internationally (affecting inbound travel from abroad) could also unfavorably impact future results. Additionally, labor disputes in markets in which we have employees covered by collective bargaining agreements could adversely impact our results.

Economic conditions may negatively impact our results.   Economic factors beyond our control may create challenges for the lodging industry and us in 2005 and beyond. A downturn in the U.S. economy could impact the demand for hotel rooms and put pressure on room rates. Cost increases in healthcare, insurance and property taxes are also expected to put pressure on margins.

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

We must compete for management, franchise and timeshare agreements, which may require loans or guarantees.   The terms of our management, franchise and timeshare agreements are influenced by contract terms offered by our competitors at the time such agreements are entered into. Accordingly, we cannot provide assurance that contracts we enter into or renew in the future will be on terms that are as favorable to us as those under existing agreements. In connection with entering into these contracts, we may become obligated to make loans or guarantee the obligations of third parties. Weak performance, in particular as a result of a soft economy, could give rise to losses under these loans and guarantees.

Internet reservation channels could impact our results.   Some of our hotel rooms are booked through internet travel intermediaries. If these bookings increase, these intermediaries may be able to obtain higher commissions or other significant contract concessions from us. We believe that the aim of such intermediaries is to have consumers develop loyalties to their reservation systems rather than to our lodging brands. Although we expect most of our business to continue to be derived from traditional channels and our proprietary branded internet websites, if the amount of sales made through internet intermediaries increases significantly, our profitability may be harmed.

We derive a significant portion of our earnings from certain owned hotels.   We derived approximately half of our revenue in 2004 from the operations of our owned hotels. A significant portion of these revenues were derived from our large convention hotels located in major U.S. cities. See “Operations—Hotel Properties—Owned Hotels” above. Soft economic conditions in any of the markets where these properties are located and reduced business travel could adversely affect our results from these properties and, therefore, our overall financial results. Our owned properties are also subject to risks that generally relate to investments in real estate, including changes in zoning and tax laws and the relative illiquidity of real estate compared to other investments. If our owned properties do not generate sufficient revenue to meet operating expenses, including debt service and capital expenditures, our income will be adversely affected.

Investing through joint ventures decreases our ability to manage risk.   We have from time to time invested, and expect to continue to invest, as a co-venturer. These joint ventures include three partnerships we have formed with CNL Hospitality Corp., as described under “Operations—Alliances—CNL Joint Ventures” above. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, joint venture investments may involve risks such as the possibility that the co-venturer in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Consequently, actions by a co-venturer might subject hotels owned by the joint venture to additional risk. Additionally, we may be unable to take action without the approval of our joint venture partners, or our joint venture partners could take actions binding on the joint venture without our consent.

Our timeshare business is subject to extensive regulation.   We develop, manage, market and sell timeshare intervals, which generally entitle the buyer to occupy a fully-furnished unit for a one-week period on either an annual or an alternative-year basis. We also provide financing to purchasers of timeshare intervals. Certain of these activities are subject to extensive state regulation in both the state in which the property is located and the states in which property is marketed and sold, as well as Federal regulation of certain marketing practices. In addition, the laws of most states in which we sell timeshare intervals grant the purchaser a unilateral right to rescind the purchase contract within a statutory rescission period. Although we believe that we are in material compliance with all applicable Federal, state, and local laws and regulations to which timeshare properties, marketing, sales and operations are currently subject, changes in these requirements such as changes in Federal telemarketing regulations, or a determination by a regulatory authority that we were not in compliance, could adversely affect us.

We are subject to risks relating to acts of God, terrorist activity and war.   Our financial and operating performance may be adversely affected by acts of God, such as natural disasters, particularly in locations where we own and/or operate significant properties. Some types of losses, such as from earthquake, hurricane, terrorism and environmental hazards may be either uninsurable or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Similarly, war (including the potential for war) and terrorist activity (including threats of terrorist activity), as well as geopolitical uncertainty and international conflict, which impact domestic and international travel, have caused in the past, and may cause in the future, our results to differ materially from anticipated results.

In addition, see the cautionary factors set forth under “Competition” and “Environmental Matters” below.

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, those set forth under the captions “Operations—Development,” “—Territorial Restrictions,” “—Potential Acquisitions” and “—Property Transactions” and “Additional Information—Reservation System,” “—HHonors,” “—Competition,” “—Environmental Matters” and “—Regulation and Licensing,” “Properties,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The words “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “projects,” “will,” “should,” “continues” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to risks and uncertainties, including those identified under “Operations—Development” and “—Territorial Restrictions,” “Additional Information—Marketing,” “—Business Risks,” “—Competition,” “—Environmental Matters” and “—Regulation and Licensing,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as:

•       supply and demand changes for hotel rooms and timeshare intervals in our markets;

•       the financial condition of the airline industry and its impact on air travel;

•       the effect of any rating agency downgrades on the cost and availability of new debt financing;

•       the impact of labor disputes involving the hotel industry;

•       the impact of infectious disease outbreaks on travel and the demand for hotel rooms and timeshare intervals;

•       the impact of government regulations, including land use, health, safety and environmental laws;

•       the costs of litigation;

•       capital market volatility and the availability of capital to finance growth; and

•       risks described in the reports we file with the Securities and Exchange Commission.

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

Competition

We seek to maintain the quality of our lodging business while expanding both domestically and internationally, primarily through franchising and the addition of management contracts. We intend to improve our business by leveraging our strong brand names, maximizing operating efficiencies, utilizing cost containment programs, utilizing technology and expanding and enhancing properties. We may also acquire or develop properties as appropriate, either directly or through investments in joint ventures.

Our position as a multi-branded owner, operator, manager and franchisor of hotels makes us one of the largest hotel companies in the United States. Competition in the industry is based primarily on the level of service, quality of accommodations, convenience of locations and room rates. Competition from other hotels, motels and inns, including facilities owned by local interests and facilities owned by national and international chains, is vigorous in all areas in which we operate or franchise our facilities. Our hotels also generally compete with facilities offering similar services in cities and other locations where our hotels are not present. If hotel capacity is expanded by others in a city where our branded hotels are located, competition will increase. Competition in the timeshare business is based primarily on the quality and location of timeshare resorts, the pricing of timeshare intervals and the availability of program benefits, such as exchange programs. We believe that our focus on core business strategies, combined with our financial strength, diverse market presence, strong brands and strategically located properties, will enable us to remain competitive. For additional information, see “Business Risks” above.

Environmental Matters

We, like others in our industry, are subject to various Federal, state, local and, in some cases, foreign laws, ordinances and regulations that:

(i)            govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous or toxic wastes, or

(ii)        may impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous or toxic substances or wastes (together, “Environmental Laws”).

Environmental Laws could make us liable for costs of removing or cleaning up hazardous or toxic substances on, under or in property we currently own or operate or that we previously owned or operated. Those laws could impose liability without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances or waste. We endeavor to maintain compliance with Environmental Laws but, from time to time, our operations may have resulted or may result in noncompliance or liability for cleanup pursuant to Environmental Laws. In that regard, we have been notified of contamination resulting from past disposals of waste at six sites to which hazardous or non-hazardous waste may have been sent from our facilities in the past. Based on information reviewed by and available to us, including:

(i)            uncertainty whether our facilities in fact shipped any waste to such sites;

(ii)        the number of potentially responsible parties at such sites; and

(iii)    where available, the volume and type of waste sent to such sites;

we believe that any liability arising from such disposals under Environmental Laws would not have a material adverse effect on our financial position or results of operations. However, there can be no assurance that this will be the case.

Regulation and Licensing

Ontario Gaming Laws.   Ontario, Canada has laws and regulations governing the conduct of casino gaming. Ontario law requires that the operator of a casino must be found suitable and be registered. A registration once issued remains in force until revoked. Ontario law defines the grounds for registration, as well as revocation or suspension of such registration. The Ontario authorities have conducted an investigation of, and have found suitable, Hilton and the other shareholder of Windsor Casino Limited in connection with the Ontario registration of Windsor Casino Limited. See “Additional Information—Casino Windsor” above.

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

Employees

At December 31, 2004, we employed approximately 70,000 persons, of whom approximately 19,000 were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. We believe that the aggregate compensation benefits and working conditions afforded our employees compare favorably with those received by employees in the hotel industry generally. Although labor disputes of short duration have occurred at certain of our properties, we believe our employee relations are satisfactory.

Available Information

Our internet website is located at www.hiltonworldwide.com. We make available free of charge through this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our internet website also contains our Code of Business Conduct and Ethics for officers, employees and directors, including our Chief Executive Officer and senior finance officers (the “Code of Ethics”), our Corporate Governance Guidelines, Charters for our Audit, Compensation and Corporate Governance and Nominating Committees and information regarding stockholder communications with our Board of Directors. See “hiltonworldwide.com,” click on “Investor Relations,” then “Corporate Governance.” See also “Item 10. Directors and Executive Officers of the Registrant.” The information made available through our website is not incorporated by reference in this Form 10-K.

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

Item 2.   Properties

We consider our hotels to be leading establishments with respect to desirability of location, size, facilities, physical condition, quality and the variety of services offered in most of the areas in which they are located. Obsolescence arising from age and condition of facilities is a factor in the hotel industry. Accordingly, we spend, and intend to continue to spend, substantial funds to maintain the condition of our owned facilities in order to remain competitive.

Hotels and timeshare properties owned, leased, managed and franchised by us are briefly described under Item 1 and, in particular, under the caption “Operations.” In addition, new properties presently under construction that we will operate are briefly described under “Operations—Development” under Item 1.

Item 3.   Legal Proceedings

We are subject to litigation in the ordinary course of our business. Management believes that resolution of pending litigation against us will not have a material adverse effect on our financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Company

The following table sets forth certain information with respect to our executive officers.

Name	Positions with the Company	Age
Stephen F. Bollenbach	Co-Chairman of the Board and Chief Executive Officer since May 2004, and prior thereto, President and Chief Executive Officer	62
Matthew J. Hart	President and Chief Operating Officer since May 2004, and prior thereto, Executive Vice President and Chief Financial Officer	52
Thomas L. Keltner	Executive Vice President and President—Brand Performance and Development Group since March 2001, and prior thereto, Executive Vice President and President—Franchise Hotel Group	58
Madeleine A. Kleiner	Executive Vice President and General Counsel since January 2001 and Corporate Secretary since March 2001	53
Robert M. La Forgia	Senior Vice President and Chief Financial Officer since May 2004, and prior thereto, Senior Vice President and Controller	46

Unless otherwise noted in the table, all positions and offices with Hilton indicated have been continuously held since January 2000. The executive officers are responsible for all major policy making functions and all other corporate and divisional officers are responsible to, and are under the supervision of, the executive officers. None of the above named executive officers are related.

Mr. Bollenbach also serves as a director of Hilton. Prior to joining Hilton, Ms. Kleiner served as Senior Executive Vice President, Chief Administrative Officer and General Counsel of H.F. Ahmanson & Company from May 1995 until October 1998, and was a partner with the law firm of Gibson, Dunn & Crutcher prior thereto.

Additional information for our directors will be included under “Election of Directors” in our definitive proxy statement to be used in connection with our annual meeting of stockholders scheduled to be held on May 26, 2005 (the “Proxy Statement”), and this information is incorporated in this Form 10-K. See Cover Page—“Documents Incorporated by Reference.”

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is listed on the New York and Pacific Stock Exchanges and is traded under the symbol “HLT.” We have made quarterly dividend payments of $.02 per share for each of the periods indicated in the table below. As of December 31, 2004, we had approximately 13,200 stockholders of record. The high and low reported sales prices per share of our Common Stock are set forth in the following table for the periods indicated:

	High	Low
2003
1st Quarter	13.48	10.38
2nd Quarter	14.41	11.43
3rd Quarter	16.56	12.64
4th Quarter	17.50	15.62
2004
1st Quarter	17.29	15.10
2nd Quarter	18.70	16.29
3rd Quarter	19.21	16.32
4th Quarter	22.96	18.70
2005
1st Quarter (through March 8, 2005)	23.36	20.93

Rights Agreement

On November 29, 1999, we adopted a preferred share purchase rights plan (the “Rights Plan”) and declared a dividend distribution of one preferred share purchase right (a “Right”) on each outstanding share of our Common Stock. The Rights Plan replaced our prior rights plan which had been originally adopted in 1988 and readopted in 1998 prior to its expiration. We have entered into a rights agreement, dated as of November 29, 1999, which was amended as of February 15, 2001 to provide for the substitution of The Bank of New York as Rights Agent (as amended, the “Rights Agreement”). The Rights are transferred only with the Common Stock, unless and until they become exercisable. The Rights will expire on November 29, 2009, subject to our right to extend, unless earlier redeemed or exchanged by us or terminated.

Generally, the Rights become exercisable only if a person or group (other than Hilton Interests, as defined below):

                                 (i)  acquires beneficial ownership of 20% or more of the Common Stock (such person or group, an “Acquiring Person”), or

                             (ii)  announces a tender offer, the consummation of which would result in ownership by a person or group of 20% or more of the Common Stock.

When exercisable, each Right entitles a shareholder to purchase from us one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $80, subject to adjustment (the “Purchase Price”).

After a person becomes an Acquiring Person, each holder of a Right (other than Rights owned by the Acquiring Person) will have the right to receive, upon exercise of such Right, a number of shares of Common Stock having a market value equal to two times the then current Purchase Price of the Right. After a person becomes an Acquiring Person, if we engage in certain mergers or transfers of assets, each holder of a Right (other than Rights owned by the Acquiring Person) will have the right to receive upon exercise, at the Right’s exercise price, a number of the acquiring company’s common shares having a market value of twice the Right’s Purchase Price.

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

“Hilton Interests” refer to Barron Hilton and the Conrad N. Hilton Fund and the shares of Common Stock beneficially owned by them.

The Rights Agreement, as amended, has been filed as Exhibits 4.8 and 4.9 to this Form 10-K, and the foregoing summary is qualified in its entirety by reference thereto.

Stock Repurchases

The following table sets forth information with respect to repurchases by Hilton of shares of our Common Stock for the year ended December 31, 2004:

Period	Total number of shares repurchased(1) (a)	Average price paid per share (b)	Total number of shares repurchased as part of publicly announced plans or programs(2) (c)	Maximum number of shares that may yet be repurchased under the plans or programs(2) (d)
November 1-30, 2004	1,364,900	$20.78	1,364,900	7,918,900
December 1-31, 2004	934,200	20.89	934,200	6,984,700
Total	2,299,100	20.82	2,299,100	6,984,700

(1)          All repurchases of shares of Common Stock were made in open market transactions.

(2)          The repurchases were made pursuant to a repurchase program that was authorized by our Board of Directors in September 1996 for the repurchase of up to 20 million shares of Common Stock. An aggregate of 10,716,200 shares had been repurchased under this program prior to 2004. In March 2005, we announced that our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock under the repurchase program. The repurchase program does not have an expiration date.

Item 6.   Selected Financial Data

The following selected financial data as of and for the years ended December 31, 2000 through 2004 has been derived from our consolidated financial statements. The following data should be read in conjunction with our consolidated financial statements, the related notes thereto contained under Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in millions, except per share amounts)
Results of Operations:
Revenue	$4,335	3,952	3,816	3,819	4,146
Net income	272	166	198	164	238
Net income per share—Basic	.74	.45	.53	.43	.62
Net income per share—Diluted	.73	.45	.53	.43	.60
Other Financial Data:
Dividends per common share	$.08	.08	.08	.08	.08
Balance Sheet Data:
Total assets	$9,140	8,785	8,348	8,183	8,242
Long-term debt	5,693	4,950	4,554	3,801	3,633

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are engaged in the ownership, management and development of hotels, resorts and timeshare properties and the franchising of lodging properties. At December 31, 2004, our system contained 2,259 properties totaling over 358,000 rooms worldwide. Our brands include Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Hampton, Homewood Suites by Hilton and Conrad. In addition, we develop and operate timeshare resorts through Hilton Grand Vacations Company and its related entities. We are also engaged in various other activities related or incidental to the operation of hotels.

The number of properties and rooms at December 31, 2004 by brand and by type are as follows:

Brand	Properties	Rooms	Type	Properties	Rooms
Hilton	230	89,256	Owned(1)	50	31,068
Hilton Garden Inn	219	29,841	Leased	7	2,643
Doubletree	154	40,922	Joint Venture	65	20,186
Embassy Suites	175	42,715		122	53,897
Homewood Suites by Hilton	143	16,054	Managed	206	51,380
Hampton	1,290	130,398	Franchised	1,900	249,391
Other	17	5,482		2,106	300,771
Timeshare	31	3,740	Timeshare	31	3,740
Total	2,259	358,408	Total	2,259	358,408

(1)          Includes majority owned and controlled hotels.

Our operations consist of three reportable segments which are based on similar products or services: Hotel Ownership, Managing and Franchising, and Timeshare. The Hotel Ownership segment derives earnings from owned, majority owned and leased hotel properties and equity earnings from unconsolidated affiliates (primarily hotel and other real estate joint ventures). The Managing and Franchising segment provides services including hotel management and licensing of our family of brands to franchisees. This segment generates its revenue from fees charged to hotel owners. As a manager of hotels, we are typically responsible for supervising or operating the hotel in exchange for fees based on a percentage of the hotel’s gross revenue, operating profits, cash flow, or a combination thereof. We charge franchise fees, depending on the brand, of up to five percent of rooms revenue in exchange for the use of one of our brand names. The Timeshare segment consists of multi-unit timeshare resorts. This segment sells and finances timeshare intervals and operates timeshare resorts. The hospitality industry is seasonal in nature. However, the periods during which our properties experience higher or lower levels of demand vary from property to property and depend principally upon location.

Our results are significantly affected by occupancy and room rates achieved by hotels, our ability to manage costs, the relative mix of owned, leased, managed and franchised hotels, the quantity and pricing of timeshare interval sales and the change in the number of available hotel rooms and timeshare intervals through acquisition, development and disposition. Results are also impacted by economic conditions and capacity. Unfavorable changes in these factors could negatively impact hotel room demand and pricing which, in turn, could limit our ability to pass through operating cost increases in the form of higher room rates. Additionally, our ability to manage costs could be adversely impacted by significant increases in operating expenses, resulting in lower operating margins. See “Additional Information—Business Risks” and “—Forward-Looking Statements” under Item 1 for a description of these and other conditions that could adversely affect our results of operations.

We anticipate that a favorable economic environment will continue to benefit the lodging industry and our company in 2005. A continuation of strong hotel demand among business, group and leisure travelers, combined with limited full service hotel supply growth, should enable us to charge higher room rates. We also anticipate growth in our management and franchise fee business as the number of hotels in our system continues to increase, as well as another strong year from our timeshare business. Challenges in 2005 are expected to include continued short reservation lead times for our group business and increasing costs. Increases in energy, healthcare and insurance costs combined with higher property taxes are expected to put pressure on margins. We will continue to focus on managing our costs, achieving revenue per available room (RevPAR) premiums in the markets where we operate, increasing occupancy, adding new units to our family of brands, leveraging technology and delivering outstanding customer service. We believe that our focus on these core strategies, combined with our financial strength, diverse market presence, strong brands and strategically located properties will enable us to remain competitive.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates and judgments on historical experience and other factors we believe to be reasonable under the circumstances, which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

We believe the following critical accounting policies, among others, affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Actual results could differ from our estimates and assumptions.

Notes receivable are reflected net of an estimated allowance for uncollectible amounts. For timeshare notes receivable, this estimate is based primarily on historical experience and assumptions with respect to future payment trends. Allowances for uncollectible amounts of other notes receivable, which includes notes from managed, franchised and unconsolidated joint venture properties, are estimated based primarily on historical trends and analysis of underlying real estate collateral. Assessment of collateral may include estimates of future cash flow from the underlying real estate. Total notes receivable, including timeshare, totaled $236 million and $350 million, net of allowances for uncollectible amounts of $11 million and $18 million as of December 31, 2003 and 2004, respectively.

Property and equipment are stated at cost less accumulated depreciation. We also maintain cost and equity method investments in entities that own and operate hotel properties and entities that perform other activities related or incidental to the operation of hotels. The assessment of long-lived assets for possible impairment requires us to make certain judgments, including estimates of real estate values and future cash flow from the respective properties and investments. We review the recoverability of our long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Results in 2003 and 2004 include pre-tax impairment charges of $4 million and $5 million, respectively, to reduce the value of property and equipment to estimated fair value.

We account for the sale of real estate in accordance with Statement of Financial Accounting Standards (FAS) 66, “Accounting for Sales of Real Estate.” To the extent we realize gains from the sale of real estate and maintain significant continuing involvement in the form of a long-term management contract, the gain is deferred and recognized in earnings over the term of the contract. The deferral of pre-tax gains on such sales totaled $92 million and $5 million in 2003 and 2004, respectively. Results in 2002, 2003 and 2004 include the recognition of pre-tax deferred gains totaling $6 million, $10 million and $15 million, respectively. The deferral of gain recognition is dependent on the structure of individual sale transactions.

Our intangible assets include management and franchise contracts, leases, brands and goodwill. The values of our management and franchise contracts and leases are amortized using the straight-line method over the life of the agreements. The assessment of management and franchise contracts and leases requires us to make certain judgments, including estimates of future cash flow from the respective properties. Results in 2003 include a $1 million pre-tax impairment charge to reduce the carrying value of a management contract to fair value. Management and franchise contracts, net, totaled $383 million and $336 million at December 31, 2003 and 2004, respectively. We account for brands and goodwill in accordance with FAS 142, “Goodwill and Other Intangible Assets,” which requires that intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment. The annual impairment review requires estimates of future cash flow with respect to the brands and estimates of the fair value of our company and its components with respect to goodwill.

We are self-insured for various levels of general liability, workers’ compensation and employee medical and dental insurance coverage at our owned locations. We purchase insurance coverage for claim amounts which exceed our self-insured retentions. Depending on the type of insurance, these self-insured retention amounts range from $250,000 to $500,000 per claim. The undiscounted amount of our self-insurance reserves totaled $141 million and $148 million at December 31, 2003 and 2004, respectively.

Our insurance reserves are accrued based on estimates of the present value of claims expected to occur during the covered period. These estimates are prepared with the assistance of outside actuaries and consultants. Our actuaries periodically review the volume and amount of claims activity, and based upon their findings, we adjust our insurance reserves accordingly. The ultimate cost of claims for a covered period may differ from our original estimates. General liability and workers compensation claim estimates are discounted to determine the present value of projected settlements; the discount rates used in the 2002 through 2004 program years were approximately 3.0% to 4.25%, which we considered reasonable based on claims settlement patterns. Since medical and dental claims are generally paid within several months, we do not discount the related insurance reserves.

We have issued letters of credit and guaranteed certain debt and obligations of unconsolidated affiliates and third parties totaling $139 million at December 31, 2004. Under certain circumstances, we may be obligated to provide additional guarantees or letters of credit totaling $5 million. Assessment of the probability that we will be required to fund under these commitments requires us to make estimates of the ability of others to meet their obligations.

The estimates and assumptions related to notes receivable, long-lived assets, intangible assets, commitments and self-insurance reserves are subject to change based on the factors identified above. We believe our estimates and assumptions are reasonable and have resulted in accurate measurement of the related accounts in our historical financial statements in conformity with accounting principles generally accepted in the United States. Because estimates are used, it is reasonably likely that there will be some variability between projected results and actual results over time. In addition, given the significance of these accounts to our consolidated financial position, the variability between projected and actual results could be material to our financial position or results of operations.

DEVELOPMENT AND CAPITAL SPENDING

Overview

We intend to grow our hotel system primarily through franchising and the addition of management contracts, which require little or no capital investment. We will also continue to invest in capital improvements and select projects at our owned hotels and the development of timeshare properties. In addition, we may seek to acquire ownership interests in hotel properties on a strategic and selective basis, either directly or through investments in joint ventures. See “Joint Ventures / Alliances” below.

During 2004, we added a total of 128 properties to our system, primarily franchises, with approximately 17,000 rooms. A total of 42 properties, mostly franchises, with approximately 7,000 rooms were removed from our system in 2004 primarily due to product quality issues. We expect to add 130 to 150 hotels with 16,000 to 20,000 rooms to our system in 2005, with Hampton and Hilton Garden Inn accounting for most of the new development. We expect virtually all of this growth to be through franchise and management agreements.

We believe our brand growth strategy continues to benefit from the significant market share premiums most of our brands command over their respective competitive sets. With 100 representing a brand’s fair share of the market, our brands (according to Smith Travel Research) posted revenue per available room (RevPAR) index numbers as follows for 2004: Embassy Suites, 122.3; Hampton Inn, 117.9; Homewood Suites by Hilton, 117.2; Hilton Garden Inn, 115.3; Hilton, 108.3; and Doubletree, 96.1.

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

We believe the continued strong performance of our brands has enabled us to significantly enhance our development pipeline versus our industry competitors. We had approximately 450 hotels, primarily franchises, with 58,000 rooms in our development pipeline at December 31, 2004. The consummation of transactions in our development pipeline is subject to various conditions and uncertainties.

Our ability to grow the number of hotels in our system is affected by the factors set forth under “Additional Information—Business Risks” and “—Forward-Looking Statements,” under Item 1, such as national and regional economic conditions; the effects of actual and threatened terrorist attacks and international conflicts; credit availability; relationships with franchisees and property owners; and competition from other hotel brands.

In total, we anticipate spending approximately $430 million on capital expenditures in 2005, which includes $140 million on routine improvements, $190 million for timeshare projects and $100 million in hotel renovation, ROI and special projects. Routine improvements include expenditures for equipment, hotel fixtures, and wall and floor coverings. Expenditures required to complete our capital spending programs will be financed through available cash flow and general corporate borrowings. Anticipated capital expenditures are subject to change due to, among other things, changes in business operations and economic conditions.

We will continue to review our owned hotel portfolio for potential repositioning or rebranding opportunities and may seek to sell certain assets (see “Liquidity and Capital Resources—Acquisitions and Dispositions” and “—Joint Ventures/Alliances”). It is our intention to be opportunistic when evaluating potential asset sales and we may look to sell particular hotel properties to the extent we can obtain premium prices. When we sell a hotel property, it is generally our preference to retain a management or franchise agreement, however, we may sell hotels without maintaining our brand on the property sold.

Hotel Ownership

Capital expenditures during 2004 excluding timeshare projects totaled $178 million, consisting primarily of routine improvements and technology capital expenditures. We continue to place a priority on making appropriate capital expenditures to maintain our owned assets and improve technology at our properties. In response to enthusiastic customer response regarding ease of use and time savings, we are installing self-service check-in kiosks at our larger hotels. We have installed these kiosks at 47 of our owned and managed hotels as of December 31, 2004. In addition, we spent approximately $22 million in 2004 to upgrade the bedding and televisions at our owned and leased hotels.

Managing and Franchising

Total property additions to our system in 2004 included 122 franchise properties and five managed properties owned by third parties. These additions included 16 properties which, due in part to the market share leadership of our brands, were converted to our family of brands in 2004. The 16 conversions included six Doubletrees, five Hamptons, three Hiltons, one Embassy Suites and one Hilton Garden Inn.

During 2004, we announced the development of the first Embassy Suites hotel in Mexico, scheduled to open in 2005 in Mexico City. Pursuant to a joint venture with Hilton International, new managed Conrad hotels opened in Bali, Indonesia in the first quarter of 2004 and in Miami, Florida in the third quarter of 2004. During 2004, we signed agreements to manage a new 442-suite Conrad hotel on the Las Vegas Strip and a new 243-room Conrad hotel in downtown Indianapolis, both of which are expected to open in 2006. The growth in the Conrad brand will continue to be primarily through management contracts.

In March 2004, we converted the former Adam’s Mark hotel in Memphis to a 408-room Hilton following a major renovation. In April 2004, we opened the Hilton Omaha in Nebraska, which is our third Hilton-managed convention hotel opened since December 2003. During 2004, an affiliate of USAA Real Estate Co. acquired six Doubletree properties from a third party and started renovation projects at these properties. Two of the six properties are located in Houston and the remaining four are located in Kansas City, Anaheim, St. Louis and Tulsa. Also in 2004, we introduced “Make It Hampton,” a brand improvement program that will bring a wide range of new products and services to the Hampton system.

Timeshare

We are currently developing new timeshare projects in Las Vegas, Nevada and Orlando, Florida and, in 2004, we began development of a new timeshare project in Waikoloa, Hawaii. This project will have 120 units and is scheduled for completion in early 2006. At our International Drive property in Orlando, the project has 96 units in its first two phases, with phase one completed in February 2004 and phase two completed in April 2004. Construction is continuing on the next 140 units, with 70 units scheduled to open in spring 2005 and 70 units scheduled to open in mid-2005. We broke ground in February 2005 on another 70 units at this property, with completion scheduled for spring 2006. Also in Orlando, we are adding 48 units to our existing property adjacent to Sea World. In the third quarter of 2004, we began development of the second phase of the property on the Las Vegas Strip, a 38-story, 431-unit tower scheduled to open in mid-2006. Upon the opening of phase two, approximately half of the planned four-tower, 1,577-unit project will have been completed.

Capital expenditures associated with our timeshare operations during 2004 totaled $46 million. Timeshare capital expenditures are expected to increase to approximately $190 million in 2005 as we continue to invest in the development of new product in Las Vegas, Orlando and Hawaii. The capital expenditures associated with our non-lease timeshare products are reflected as inventory until the timeshare intervals are sold. We also provide financing to the buyers of our timeshare intervals. During 2004, we issued approximately $247 million of loans related to timeshare financings. Principal collections on timeshare notes during the same period were approximately $142 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Net cash provided by operating activities totaled $624 million, $380 million and $548 million for the years ended December 31, 2002, 2003 and 2004, respectively. The net increase in 2004 relates primarily to improved operating results and net cash provided by timeshare sales in excess of new timeshare construction during the year. The increase in cash from operating activities also reflects timing differences resulting in an increased minimum pension liability and the deferral of revenue on timeshare sales. These increases were partially offset by increases in restricted cash and an increase in the net balance of timeshare notes receivable. The decrease in 2003 compared to 2002 was due primarily to lower operating results, an increase in inventories related to additional timeshare spending, an increase in restricted cash and an increase in the net balance of timeshare notes receivable.

Net cash provided by operating activities in 2002, 2003 and 2004 each benefited from a reduction in the valuation allowance for capital loss tax carryforwards and other items which reduced the provision for income taxes (See “Liquidity and Capital Resources—Asset Dispositions,” “—Joint Ventures / Alliances” below and “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements under Item 8). Our ability to utilize capital loss tax carryforwards to reduce our provision for income taxes is dependent on the availability of capital loss tax carryforwards and the existence of transactions that enable these capital loss carryforwards to be utilized. Therefore, it should not be assumed that such benefits will be available to us in the future.

Net cash used in investing activities totaled $132 million in 2004 and net cash provided by investing activities totaled $60 million in 2003. The increase of $192 million in net cash used in investing activities was primarily due to reduced proceeds from asset dispositions in 2004 compared to the prior year, as well as an increase in additional investments in 2004. This increase in cash used was partially offset by higher payments received on non-timeshare notes receivable in 2004. Net cash used in investing activities totaled $153 million in 2002 compared to net cash provided by investing activities of $60 million in 2003. The increase in cash provided by investing activities in 2003 was primarily due to increased proceeds from asset dispositions in 2003 compared to 2002, as well as the absence of acquisition activity in 2003 in comparison to 2002, which included the acquisition of the Hilton Waikoloa Village. In addition, capital expenditures in 2003 were lower than 2002, as significant construction projects at the Hilton Portland, Hilton New Orleans Riverside and the Hilton San Francisco were completed in 2002.

Net cash used in financing activities totaled $467 million, $451 million and $122 million in 2002, 2003 and 2004, respectively. The decrease in 2004 reflects a lower level of debt repayment in the 2004 period as all amounts outstanding under our revolving credit facility were repaid in the second quarter of 2004. The 2004 period also includes higher proceeds from the issuance of common stock, reflecting a higher volume of stock option exercises. This combined decrease in the net cash used in financing activities was partially offset by share repurchases in 2004. Net cash used in investing activities in 2002 and 2003 primarily represents the repayment of long-term debt in excess of additional long-term borrowings. The decrease in cash used in financing activities in 2003 compared to 2002 reflects higher proceeds from increased stock option exercises in the 2003 period. For the three years ended December 31, 2004, total debt has been reduced by approximately $1.1 billion.

Our ratio of earnings to fixed charges for the years ended December 31, 2002, 2003 and 2004 was 1.8x, 1.6x and 2.2x, respectively.

Cash and equivalents totaled $303 million at December 31, 2004, an increase of $294 million from December 31, 2003. Restricted cash totaled $163 million, an increase of $90 million from the prior year. Restricted cash includes cash related to certain consolidated hotels, the use of which is restricted for hotel purposes under the terms of collateralized borrowings; refundable deposits on the sale of timeshare intervals; and cash balances held by a consolidated non-controlled entity. We believe that our operating cash flow, available borrowings under our revolving credit facility, and our ability to obtain additional financing through various financial markets are sufficient to meet our liquidity needs. However, any projections of future financial needs and sources of working capital are subject to uncertainty. See “Results of Operations” below and “Additional Information—Business Risks” and “—Forward-Looking Statements” under Item 1 for further discussion of conditions that could adversely affect our estimates of future financial needs and sources of working capital.

Financing

In August 2003, we established a $1 billion five-year revolving credit facility, with an option to increase the size of the facility by an additional $250 million. Borrowings under this facility were completely repaid during the 2004 second quarter. The capacity under our revolver is also used to support certain outstanding letters of credit. Total revolving debt capacity of approximately $850 million was available to us at December 31, 2004.

In October 1997, we filed a shelf registration statement with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. At December 31, 2004, available financing under the shelf totaled $825 million. The terms of any additional securities offered under the shelf will be determined by market conditions at the time of issuance.

In connection with the spin-off in 1998 of our gaming business to a new corporation named Park Place Entertainment Corporation (subsequently renamed Caesars Entertainment Inc.), Caesars assumed and agreed to pay 100% of the amount of each payment required to be made by us under the terms of the indentures governing our $325 million 7% Senior Notes due 2004. Caesars repaid these notes, as scheduled, in July 2004. Because these notes were our legal obligation, they are reported in our 2003 consolidated balance sheet as current maturities of long-term debt with the offsetting receivable classified in current assets.

Provisions under various loan agreements require us to comply with certain covenants which include limiting the amount of our outstanding indebtedness. Our revolving credit facility contains two significant financial covenants: a leverage ratio and a debt service coverage ratio. We are in compliance with our loan covenants as of December 31, 2004.

Provisions of the financing agreement related to our 7.95% collateralized borrowings due 2010 require that certain cash reserves be maintained and also restrict the transfer of excess cash generated by the related properties to Hilton if net cash flow falls below a specified level (the cash trap). The cash trap became effective in 2003 due to reduced cash flow from the collateralized properties, primarily the Hilton San Francisco. As of December 31, 2004, cash restricted under the terms of the collateralized borrowings, including required reserves and the cash trap, totaled $97 million. The impact of the cash trap, which is expected to remain in effect throughout 2005, is not expected to have a material impact on our liquidity.

The following table summarizes our significant contractual obligations as of December 31, 2004, including long-term debt and operating lease commitments:

		Payments Due by Period
Contractual Obligations (in millions)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long-term debt	$3,647	14	497	806	2,330
Operating leases	709	38	69	61	541
Total contractual obligations	$4,356	52	566	867	2,871

As a result of implementing Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December   2003)” (FIN 46R) in 2004, our consolidated balance sheet as of December 31, 2004 includes the assets and liabilities of a non-controlled managed hotel, including $100 million of debt that is non-recourse to us. This amount is reflected on our consolidated balance sheet as non-recourse debt of non-controlled entity and is excluded from the contractual obligations table.

Development Financing and Other Commercial Commitments

To assist prospective franchisees in obtaining financing for hotel projects, we have programs to provide alternative capital sources to qualified franchisees. We have provided secondary financing to franchisees under a mezzanine financing program. Loans outstanding under this program at December 31, 2004 totaled approximately $36 million.

We have established franchise financing programs with third party lenders to support the growth of our Hilton Garden Inn, Homewood Suites by Hilton, Hampton and Embassy Suites hotels. As of December 31, 2004 we have provided guarantees of $38 million on loans outstanding under the programs.

As of December 31, 2004, in addition to the guarantees issued in connection with our development financing programs, we have guaranteed $37 million of debt and other obligations of unconsolidated affiliates and third parties, bringing our total guarantees to approximately $75 million. We also have commitments under letters of credit totaling $64 million as of December 31, 2004. In April 2004, we funded a loan guarantee of approximately $9 million and recorded a corresponding receivable from the party for which we funded the guarantee. Based on remedies available to us upon an event of default by the borrower, we believe that the receivable related to this funding should be fully realized. We believe it is unlikely that other material payments will be required under these agreements.

The following table summarizes our development financing and other commercial commitments as of December 31, 2004:

		Amount of Commitment Expiration Per Period
Commercial Commitments (in millions)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Letters of credit	$64	64	—	—	—
Guarantees	75	29	41	3	2
Total commercial commitments	$139	93	41	3	2

In addition, we remain a guarantor on 12 operating leases sold to WestCoast Hospitality Corporation as part of the sale of the Red Lion hotel chain in 2001. However, we have entered into an indemnification and reimbursement agreement with WestCoast, which requires WestCoast to reimburse us for any costs and expenses incurred in connection with the guarantee. As of December 31, 2004, the minimum lease commitment under these 12 operating leases totaled approximately $5 million annually through 2020.

We have also provided performance guarantees to certain owners of hotels we operate under management contracts. Most of these guarantees allow us to terminate the contract rather than fund shortfalls if specified performance levels are not achieved. In limited cases, we are obligated to fund performance shortfalls. At December 31, 2004, we have two contracts containing performance guarantees with possible cash outlays totaling approximately $178 million through 2012. Funding under these performance guarantees totaled approximately $4 million in 2004, and is expected to total approximately $5 million in 2005. Funding under these guarantees in future periods is dependent on the operating performance levels of these hotels over the remaining term of the performance guarantee. Although we anticipate that the future operating performance levels of these hotels will be largely achieved, there can be no assurance that this will be the case. In addition, we do not anticipate losing a significant number of management contracts in 2005 pursuant to these guarantees.

Under limited circumstances, we may be obligated to provide additional guarantees or letters of credit totaling $5 million.

Acquisition of the Hilton Waikoloa Village

In May 2002, we purchased our partner’s interest in the 1,240-room Hilton Waikoloa Village on Hawaii’s Big Island, a property we manage and in which we previously had an ownership interest of approximately 13 percent. We acquired the remaining 87 percent interest for approximately $155 million, consisting of $75 million in cash and 5.2 million shares of our common stock.

Synthetic Fuel Investment

In August 2004, we acquired a 24 percent minority interest in a coal-based synthetic fuel facility for approximately $32 million. Our investment is accounted for using the equity method as we lack a controlling financial interest. The facility produced pre-tax operating losses, our proportionate share of which totaled $6 million in 2004. This loss is reflected as loss from non-operating affiliates in the accompanying consolidated statements of income.

The synthetic fuel produced at this facility qualifies for tax credits based on Section 29 of the Internal Revenue Code, which reduce our provision for income taxes. The Section 29 credits are expected to continue to be available for fuel produced at the facility through 2007. The tax credits, combined with the tax benefit associated with the operating losses, totaled approximately $9 million in 2004. As a result, the benefit to our net income of the investment totaled approximately $3 million for the year ended December 31, 2004.

Asset Dispositions

In the 2004 first quarter, we sold the Doubletree La Posada Resort - Scottsdale in Arizona for total consideration of approximately $30 million, including approximately $6 million in cash and a note receivable for approximately $24 million. The note receivable is due to be repaid in the first quarter of 2005 and has been classified as a current asset on the December 31, 2004 consolidated balance sheet. No book gain or loss was realized on the sale; however, the transaction generated a capital gain for tax purposes, which enabled us to utilize existing capital loss tax carryforwards that had been fully reserved in prior periods. The transaction resulted in a net benefit to our income tax provision of approximately $2 million. We will continue to operate the hotel under a short-term management agreement that expires when the outstanding note is due.

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

In the fourth quarter of 2004, we sold the Doubletree Jantzen Beach and the Doubletree Columbia River, both near Portland Oregon, for total consideration of approximately $29 million in cash. The sale resulted in a pre-tax loss of approximately $3 million. The $5 million pre-tax loss on asset dispositions and other in 2004 includes the $3 million loss on the sale of the two Doubletrees and a $5 million loss related to the write-off of values assigned to certain long-term management and franchise agreements that were terminated in 2004. These losses were partially offset by a $3 million gain from the sale of our investment in Travelweb.

In the 2003 first quarter, we sold four Homewood Suites by Hilton hotel properties in two separate transactions for approximately $40 million. We continue to operate three of the hotels under long-term management agreements and we have retained a long-term franchise agreement on the fourth hotel. In the fourth quarter of 2003, an Embassy Suites hotel in which we held a 65% interest was sold, resulting in a pre-tax loss of approximately $4 million. We retained a long-term franchise contract on this hotel. Also in the 2003 fourth quarter, we sold certain marketable securities, which resulted in a pre-tax gain of approximately $2 million. In addition, we wrote off the value assigned to certain long-term management and franchise agreements that were terminated in 2003 totaling approximately $4 million. In the aggregate, these transactions resulted in a net $6 million pre-tax loss on asset dispositions and other in 2003.

In 2002, we entered into a $125 million facility with a wholly owned subsidiary of GE Capital for the sale of notes receivable originated by our timeshare business. During 2002, we completed two sales of notes receivable under the facility, totaling approximately $119 million. These transactions resulted in a gain of approximately $5 million. Also in 2002, we completed the sale of two owned, two leased and seven managed properties operating as Harrison Conference Centers for approximately $49 million. Under transition management and continuing services agreements, we provide certain services to the sold properties for terms ranging up to six years from the date of sale. We recorded a $16 million pre-tax book loss on the sale. However, the sale generated a capital gain for tax purposes, which enabled us to utilize existing capital loss tax carryforwards that had been fully reserved in prior periods. The transaction, including the impact of the reduction of the valuation allowance associated with the capital loss tax carryforwards, resulted in a $16 million book tax benefit. Thus, on an after-tax basis, the sale had no impact on reported net income. The total pre-tax loss on asset dispositions and other of $14 million in 2002 represents the $11 million net pre-tax loss on the aforementioned asset sales and a loss of approximately $3 million primarily as a result of writing off the value assigned to several long-term management and franchise agreements which were terminated during the year.

We will continue to review our portfolio of owned assets and may seek to sell certain assets from time to time.

Joint Ventures / Alliances

We maintain investments in unconsolidated affiliates, including hotel joint ventures as well as other entities that support the operations of our hotel properties. Our investment in unconsolidated joint ventures accounted for under the equity method totaled $302 million and $325 million at December 31, 2003 and 2004, respectively, representing four percent of total assets at the end of 2003 and 2004. At December 31, 2004, our unconsolidated joint ventures accounted for under the equity method had total assets of approximately $2.52 billion and total debt of approximately $1.34 billion. Of the $1.34 billion of total debt, $1.31 billion is secured solely by the affiliate’s assets or is guaranteed by other partners without recourse to us. We are the creditor on $50 million of the $1.34 billion of debt.

Our joint venture investments at December 31, 2004 include 50% interests in Hilton HHonors Worldwide, which operates the Hilton HHonors guest loyalty program, and Hilton Reservations Worldwide, which provides reservation services. Pricing on these programs is determined on an annual basis and is designed so that the fees charged or allocated to each hotel will be sufficient to cover program costs with no element of profit. Both companies are joint ventures with Hilton Group plc, whose wholly owned subsidiary, Hilton International Co., owns the rights to the Hilton brand name outside the United States. These companies were formed as part of a 1997 agreement to reunify the Hilton brand worldwide through a strategic alliance between Hilton and Hilton Group plc, which included cooperation on loyalty programs, reservations and other operational matters.

In the fourth quarter of 2002, we entered into a partnership with CNL Hospitality Corp. to acquire seven hotel properties. The partnership acquired the 500-room Doubletree at Lincoln Centre in Dallas, Texas and the 428-room Sheraton El Conquistador Resort and Country Club in Tucson, Arizona in December 2002. Both properties were converted to the Hilton brand. In connection with the formation of the joint venture, we contributed $11 million to the partnership in December 2002.

In the first quarter of 2003, we contributed the 437-room Hilton Rye Town in Rye Brook, New York and CNL contributed the 630-room Doubletree Crystal City in Arlington, Virginia to the partnership. The gain resulting from our contribution of the Hilton Rye Town totaling approximately $35 million has been deferred and will be recognized over the ten-year life of the long-term management contract retained on the property. Also in the first quarter of 2003, the partnership acquired the 257-suite Embassy Suites Santa Clara in Santa Clara, California, the 267-suite Embassy Suites Crystal City in Arlington, Virginia, and the 174-suite Embassy Suites Orlando Airport in Orlando, Florida. We operate all seven hotels under long-term management contracts and have a 25% ownership interest in the partnership.

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

In the fourth quarter of 2003, we entered into another partnership with CNL to own two hotel properties. We contributed the 544-room Capital Hilton in Washington, D.C. and the 394-room Hilton La Jolla Torrey Pines outside of San Diego, California to the partnership. The gain resulting from our contribution of the two hotels totaling approximately $57 million has been deferred and will be recognized over the ten-year life of the long-term management contracts retained on the properties. We have a 25% ownership interest in the partnership. In connection with this transaction, we received a distribution from the partnership of approximately $190 million. This distribution is reflected as proceeds from asset dispositions in the accompanying consolidated statements of cash flow. This transaction also resulted in tax gains that enabled us to utilize capital loss tax carryforwards, resulting in a reduction in our provision for income taxes totaling approximately $22 million.

As of December 31, 2004, we owned approximately 1.5 million shares of FelCor Lodging Trust Inc. common stock, representing approximately two percent of FelCor’s outstanding shares. FelCor owned or had an interest in 73 of our hotels as of December 31, 2004.

Stockholders’ Equity

Dividends paid on common shares were $.08 per share in 2002, 2003 and 2004.

Our Board of Directors has approved the repurchase of up to 20 million shares of our common stock pursuant to a stock repurchase program. The timing of stock purchases is made at the discretion of management. An aggregate of 10.7 million shares had been repurchased under this program prior to 2004. There were no shares repurchased during 2002 or 2003 as we sought to improve our credit position by using excess cash flow to repay outstanding debt balances. During 2004 we repurchased approximately 2.3 million shares of our common stock at a total cost of approximately $48 million. As of December 31, 2004, approximately 7.0 million shares remained authorized for repurchase under this authority. In March 2005, we announced that our Board of Directors authorized the repurchase of up to an additional 50 million shares of common stock under the repurchase program.

OFF-BALANCE SHEET ARRANGEMENTS

We have outstanding guarantees issued in connection with our development financing programs and other guarantees of debt and other obligations of unconsolidated affiliates and third parties, as well as commitments under letters of credit. See “Liquidity and Capital Resources—Development Financing and Other Commercial Commitments” for further information. We maintain investments in unconsolidated affiliates, including hotel joint ventures as well as other entities that support the operations of our hotel properties. We do not have investments in or obligations with respect to unconsolidated special purpose entities and we have not entered into synthetic leasing arrangements. See “Liquidity and Capital Resources—Joint Ventures / Alliances” for further information.

RESULTS OF OPERATIONS

The following discussion presents an analysis of our results of operations for the three years ended December 31, 2004. Our operations consist of three reportable segments which are based on similar products or services: Hotel Ownership, Managing and Franchising, and Timeshare.

FISCAL 2004 COMPARED WITH FISCAL 2003

Overview

A summary of our consolidated results for the years ended December 31, 2003 and 2004 is as follows:

	2003	2004	% Change
	(in millions, except per share amounts)
Revenue	$3,819	4,146	9%
Operating income	515	658	28
Net income	164	238	45
Basic EPS	.43	.62	44
Diluted EPS	.43	.60	40

Results in 2004 benefited from RevPAR growth at our comparable owned hotels due to increased demand from both business travelers and group business, combined with continued strong demand from leisure travelers. This shift in the mix of business to more higher rated room nights from business travelers and groups resulted in increased pricing power in 2004. Fee income increased in 2004 as a result of RevPAR growth at managed and franchised hotels and the addition of new units. Results in 2004 also benefited from strong results at our timeshare business and lower interest expense. Overall results in 2003 were adversely impacted by business declines related to the conflict in Iraq and a soft U.S. economy. In addition, 2003 was negatively impacted by a pre-tax impairment charge totaling $22 million and cost increases at our owned hotels.

Results in 2004 also reflect the implementation of FIN 46R, which resulted in the consolidation of a previously unconsolidated managed hotel, effective January 1, 2004. The implementation of FIN 46R resulted in an increase in other revenue and expenses from managed and franchised properties and certain other expenses in 2004. However, it had no impact on reported net income or net income per share.

Revenue from owned hotels totaled $2.062 billion in 2004, a two percent increase from $2.031 billion in 2003, and total expenses in 2004 were flat with 2003 at $1.501 billion. Strong results at our comparable owned hotels were partially offset by the impact of asset sales. Excluding the impact of assets sales, owned hotel revenue increased seven percent from $1.893 billion in 2003 to $2.026 billion in 2004, while owned hotel expenses increased five percent from $1.398 billion in 2003 to $1.473 billion in 2004.

Results at our comparable owned properties improved versus 2003 due to business and group travel gains, combined with strong leisure demand. The more favorable mix of business helped drive an increase in average rate, particularly in the latter half of the year. The strong group business also led to an increase in food and beverage profits in 2004. Results at our owned hotels in 2004 also benefited from our continued focus on costs. Cost-per-occupied-room increased less than one percent in 2004. Profitability at our owned hotels in 2003 was negatively impacted by the aforementioned soft U.S. economy and reduced travel as a result of the conflict in Iraq, along with increased healthcare, insurance and property tax costs. Margins at our comparable owned hotels (revenue less expenses as a percentage of revenue for comparable owned hotels) improved 110 basis points compared to the prior year.

RevPAR for comparable owned properties increased 6.8 percent for the year, with occupancy rising 2.6 points to 73.3 percent and average daily rate up 3.1 percent to $153.72. Our owned properties in Boston, New York and Hawaii achieved particularly strong results in 2004. As anticipated, our owned properties in downtown Chicago posted weaker results compared to 2003 due to a reduction in the number of citywide conventions in this market. Excluding the impact of Chicago from both periods, RevPAR for comparable owned properties increased 8.2 percent in 2004.

Although we anticipate a continuation of short reservation lead times for our group business in 2005, we expect to see improvement in the Chicago market. In addition, we expect that a favorable economic environment will continue to benefit our owned hotels. A continuation of the strong demand trends combined with limited full-service hotel supply growth should result in a continuation of the pricing power we achieved in 2004, particularly in many of our important markets, including New York, Washington, Boston and Hawaii.

Leased hotel revenue totaled $111 million in 2004, an eight percent increase compared to 2003, while leased hotel expenses increased five percent to $101 million. Due to the relatively large size of the lease payments required in a hotel operating lease, the leased properties operate at margins significantly lower than our owned hotels. Leased hotel revenue and expenses are included with our owned hotels in our Hotel Ownership segment results.

Operating income from unconsolidated affiliates increased $15 million in 2004 to $49 million. The increase is primarily the result of $10 million in pre-tax earnings from a joint venture that developed a 251-unit condominium project in Myrtle Beach, South Carolina. The project closed on the sale of all units in the third quarter of 2004. Operating income from unconsolidated affiliates also benefited from improved results at our joint venture hotel properties. Operating income from unconsolidated affiliates is included in our Hotel Ownership segment results.

Management and franchise fee revenue in 2004 increased $47 million or 14 percent to $384 million. Fee revenue is based primarily on rooms revenue at franchise properties and total operating revenue (and to a lesser extent gross operating profits or cash flow) at managed properties. The strong demand among business, groups and leisure travelers that benefited our owned hotels also resulted in strong RevPAR gains for each of our brands on a system-wide basis (including managed and franchised properties). The increase in management and franchise fees in 2004 also reflects the addition of new units to our system of hotels. We expect management and franchise fees will continue to increase in 2005 due to favorable economic trends and continued growth in our system of managed and franchised hotels.

Revenue from our timeshare operations (included in timeshare and other income) totaled $421 million in 2004, an increase of $76 million from $345 million in 2003, while timeshare expenses (included in other operating expenses) in 2004 totaled $316 million, an increase of $57 million from $259 million in the prior year. Timeshare revenue and earnings are generated through developing timeshare resorts and selling the related intervals, financing the sale of timeshare intervals and through management of timeshare resorts. Overall timeshare unit sales were up 35 percent in 2004, with robust sales at our projects in Hawaii, Las Vegas and Orlando. The average unit price increased five percent across the system. Timeshare revenue and profitability also benefited from higher resort fees and higher financing income due to increased sales. The growth from increased sales volume and price were partially offset by unfavorable deferrals of sales revenue net of related expenses compared to the 2003 period, due to the required percentage-of-completion accounting. Results in 2004 were negatively impacted by the deferral of revenue and expenses at our Waikoloa project, as construction was not beyond a preliminary stage. In contrast, results in 2003 benefited from the recognition of previously deferred revenue and expenses as phases of our developments in Orlando and Las Vegas were substantially completed or opened during 2003.

Depreciation and amortization expense decreased by $4 million in 2004 to $330 million. The 2003 period includes a $5 million one-time depreciation expense reduction at certain properties. The adjusted decrease of $9 million in 2004 reflects asset sales and retirements combined with lower amortization expense related primarily to certain long-term management and franchise agreements that were either terminated or expired.

Results in 2004 include impairment loss and related costs totaling $5 million. This pre-tax charge is to reduce the value of an owned hotel to its estimated fair value and is included in Hotel Ownership segment results. Results in 2003 include impairment loss and related costs totaling $22 million. These costs include a $17 million pre-tax charge related to the decline in value of certain equity securities held by us. The decline in value of the securities was deemed to be other-than-temporary in the 2003 first quarter, thus requiring an earnings charge, primarily based on the length of time the securities had traded below cost. The 2003 charge also includes a $5 million pre-tax charge to reduce the value of an owned hotel and a management contract to their respective fair values. The write-down of the hotel and management contract are included in Hotel Ownership and Managing and Franchising segment results, respectively, while the charge related to the marketable securities is included in corporate and other unallocated expenses in our reported segment results.

Corporate Activity

Corporate expense totaled $85 million in 2004, an increase of $4 million from 2003. The increase is primarily the result of expense associated with stock-based compensation in 2004 and increased legal fees compared to 2003. Corporate expense is not allocated among our reportable business segments.

Interest and dividend income decreased $3 million compared to the prior year. The net decrease reflects the repayments by Caesars of the $325 million 7% Senior Notes in July 2004 (see “Liquidity and Capital Resources—Financing”). As these notes were assumed by Caesars but remained our legal obligation prior to repayment, interest on the notes is reflected both in interest income and interest expense in the consolidated statements of income. This decrease in interest income was partially offset by interest received in 2004 on a favorable tax settlement of a prior year Federal income tax matter and interest received on certain notes receivable that had been previously reserved. Interest expense, net of amounts capitalized, decreased $21 million reflecting lower outstanding debt balances, as well as the aforementioned repayment by Caesars.

The $5 million pre-tax loss on asset dispositions and other in 2004 represents the sale of two Doubletree properties and the write off of the value assigned to several long-term management and franchise agreements which were terminated during the year, partially offset by the gain from the sale of our investment in Travelweb (see “Liquidity and Capital Resources—Asset Dispositions”). The $6 million pre-tax loss on asset dispositions and other in 2003 represents the sale of four Homewood Suites by Hilton hotel properties, one Embassy Suites property and the write off of the value assigned to several long-term management and franchise contracts which were terminated during the year, partially offset by the gain on the sale of certain marketable securities.

The loss from non-operating affiliates totaling $6 million in 2004 represents equity losses associated with our 24 percent minority interest in a coal-based synthetic fuel facility. The synthetic fuel produced at this facility qualifies for tax credits based on Section 29 of the Internal Revenue Code; these credits reduce our provision for income taxes.

The effective income tax rate for 2004 increased to 34% from 24% in 2003. The effective tax rate in 2004 benefited from a reduction in the valuation allowance for capital loss tax carryforwards resulting from the sale of three Doubletree properties (La Posada in Arizona, as well as Bakersfield and Modesto in California) and the sale of our interest in Travelweb. The 2004 effective tax rate also reflects the utilization of Section 29 synthetic fuel production credits. The effective tax rate in 2003 benefited from a reduction in the valuation allowance for capital loss tax carryforwards, primarily as a result of the transactions with CNL. In addition, the 2003 effective tax rate benefited from a reduction in the valuation allowance for capital loss tax carryforwards due to higher than expected utilization on our 2002 Federal tax return filed in 2003. The 2003 effective tax rate also benefited from a settlement related to a tax liability associated with a prior year tax return. These benefits were partially offset by the write-off of an unutilized deferred tax asset resulting from a stock option exercise. Excluding the aforementioned items, our effective tax rate was 38% in 2004 and 35% in 2003. Our effective tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

Hotel Statistics

RevPAR for our U.S. owned hotels and system-wide for the years ended December 31, 2003 and 2004 is as follows:

	U.S. owned(1)
	2003	2004	% Change
Hilton	$109.31	117.21	7.2%
All other	76.20	77.30	1.4
Total	105.47	112.62	6.8

(1)   Statistics are for comparable U.S. hotels, and include only hotels in the system as of December 31, 2004 and owned by us since January 1, 2003.

	System-wide(2)
	2003	2004	% Change
Hilton	$83.82	90.39	7.8%
Hilton Garden Inn	62.30	67.70	8.7
Doubletree	65.40	70.50	7.8
Embassy Suites	83.05	87.52	5.4
Homewood Suites by Hilton	66.76	71.03	6.4
Hampton	51.93	55.73	7.3
Other	70.94	91.14	28.5

(2)   Statistics are for comparable hotels, and include only hotels in the system as of December 31, 2004 and owned, operated or franchised by us since January 1, 2003.

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

Revenue from owned hotels totaled $2.031 billion in 2003, a decrease of three percent from $2.100 billion in 2002. Results at our owned hotels were adversely impacted by the economic downturn in the United States and reduced travel as a result of the conflict in Iraq. At our owned hotels, we experienced downward pressure on room rates owing primarily to a shift in our customer mix from the higher-rated group and business transient segments to the more price sensitive leisure customer. Owing to these rate declines, our comparable owned hotels reported a three percent revenue decline during 2003. RevPAR for comparable owned properties declined 2.9 percent for the year, with occupancy down from 71.0 percent to 70.4 percent and average daily rate down 2.1 percent to $145.52. However, comparatively solid occupancy levels were achieved at many of our owned hotels, including those in New York, Boston and Hawaii, primarily through increased business from leisure customers and lower-rated groups.

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

The increase in timeshare and other income in 2003 is primarily the result of increased timeshare revenue. Revenue from our timeshare operations totaled $345 million, an increase of $49 million from 2002, while timeshare expenses in 2003 totaled $259 million, a $43 million increase from 2002. Overall timeshare interval sales increased five percent in 2003, while the average sales price increased nine percent. Results in 2003 also benefited from the recognition of revenue previously deferred under the required percentage-of-completion accounting, as the first phases of our new developments in Orlando and Las Vegas were substantially completed or opened during 2003. In addition, results in 2003 benefited from increased resort management earnings, including rental and other service income. Financing income decreased in 2003 due to the sale of receivables in 2002 and decreased interest rates. Timeshare results in 2002 were negatively impacted by a $4 million charge for remediation efforts related to mold found in certain areas of the Lagoon Tower timeshare development, the sale of timeshare receivables, revisions to final construction costs in Hawaii (also related to the mold situation), and start-up costs in New York.

Depreciation and amortization expense decreased $14 million in 2003 to $334 million, primarily due to property sales and one-time depreciation expense adjustments totaling approximately $5 million made at certain properties in the 2003 second quarter.

Results in 2003 include impairment loss and related costs totaling $22 million. These costs include a $17 million pre-tax charge related to the decline in value of certain equity securities held by us. The decline in value of the securities was deemed to be other-than-temporary in the 2003 first quarter, thus requiring an earnings charge, primarily based on the length of time the securities had traded below cost. The 2003 charge also includes a $5 million pre-tax impairment charge to reduce the value of an owned hotel and a management contract to their respective fair values. A $21 million pre-tax charge was recorded in 2002 related to mold remediation efforts in certain areas of the Hilton Hawaiian Village. This charge consisted of approximately $17 million for remediation efforts at the property’s Kalia Tower, and the aforementioned $4 million for remediation efforts at the Lagoon Tower timeshare development.

Corporate Activity

Corporate expense increased $15 million in 2003 to $81 million. Our 2003 corporate expense includes a $3 million bad debt expense in the 2003 first quarter related to a note receivable that, as a result of certain events in the quarter, was deemed uncollectible. Corporate expense in 2002 includes a benefit of approximately $4 million related to the reversal of bad debt expense for a partially reserved note receivable that was repaid during the second quarter of 2002. Excluding these bad debt expense items, corporate expense increased $8 million, primarily due to higher legal costs compared to 2002.

Interest and dividend income decreased $14 million compared with the prior year. The decrease reflects the repayment in June 2002 by Caesars of the $300 million 7.375% Senior Notes assumed by Caesars at the time of the spin-off of our gaming business. As these notes were assumed by Caesars but remained our legal obligation prior to repayment, interest on the notes is reflected as both interest income and interest expense in our consolidated statements of income. The decrease in interest income also reflects lower notes receivable balances in 2003. Interest expense, net of amounts capitalized, decreased $33 million reflecting lower outstanding debt balances, as well as the aforementioned repayment by Caesars.

The $6 million pre-tax loss on asset dispositions and other in 2003 represents the sale of four Homewood Suites by Hilton hotel properties, one Embassy Suites property and the write off of the value assigned to several long-term management and franchise agreements which were terminated during the year, partially offset by the gain on the sale of certain marketable securities (see “Liquidity and Capital Resources—Asset Dispositions” above). The $14 million pre-tax loss on asset dispositions and other in 2002 represents an $11 million net loss on asset sales and a loss of approximately $3 million primarily as a result of writing off the value assigned to several long-term management and franchise contracts which were terminated during the year.

The effective income tax rate for 2003 decreased to 24% from 28% in 2002. The effective tax rate in 2003 benefited from a reduction in the valuation allowance for capital loss tax carryforwards, primarily as a result of the transactions with CNL. In addition, the 2003 effective tax rate benefited from a reduction in the valuation allowance for capital loss tax carryforwards due to higher than expected utilization on our 2002 Federal tax return filed in 2003. The 2003 effective tax rate also benefited from a settlement relating to a tax liability associated with a prior year tax return. These benefits were partially offset by the write-off of an unutilized deferred tax asset resulting from a stock option exercise. The 2002 tax rate reflects a reduction in the valuation allowance associated with capital loss tax carryforwards resulting from asset sales. The 2002 rate also reflects a reduction in our valuation allowance for capital loss tax carryforwards due to higher than expected utilization of these carryforwards on our 2001 Federal tax return filed in 2002. Excluding the aforementioned items, our effective tax rate was 35% in 2003 and 37% in 2002.

Hotel Statistics

RevPAR for our U.S. owned hotels and system-wide for the years ended December 31, 2002 and 2003 is as follows:

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

OTHER MATTERS

New Accounting Standards

In January 2003, the FASB issued FIN 46 to expand upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and results of operations of another entity. Under previous accounting guidance, we generally have included another entity in our consolidated financial statements only if we have a controlling financial interest in the entity through voting or other interests. FIN 46 changed that guidance by requiring a variable interest entity (VIE), as defined, to be consolidated by the company that is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. The losses and residual returns are based on the potential variability from the anticipated cash flow of the VIE attributable to the holders of variable interests. FIN 46 also requires disclosure about VIEs that a company is not required to consolidate, but in which it has a significant variable interest.

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

Our evaluation of our joint venture agreements, management contracts and franchise agreements has identified two managed hotels in which we have variable interests, due to the terms of performance guarantees. The performance guarantee associated with one of the hotel management agreements does not expose us to the majority of expected cash flow variability and therefore this hotel is not consolidated. Our maximum exposure to loss on this contract consists of future management fees and our potential obligation to fund the performance guarantee which, as of December 31, 2004, totaled an aggregate amount of approximately $45 million through 2012.

The second of the two contracts contains provisions that expose us to the majority of expected cash flow variability. As a result, we are considered to be the primary beneficiary under FIN 46R and are required to consolidate the balance sheet and results of operations of the hotel. Therefore, this previously unconsolidated managed hotel has been consolidated as of January 1, 2004. Our consolidated balance sheet as of December 31, 2004 includes the assets and liabilities of this non-controlled hotel, including $9 million of cash and equivalents (reflected as restricted cash) and $100 million of debt which is non-recourse to us. The debt is secured by the fixed assets of the hotel with a historical cost of $84 million. The net equity of the hotel is a retained deficit of approximately $61 million as of December 31, 2004 and is reflected on our consolidated balance sheet in other assets. The revenue and operating expenses of this property are included in other revenue and expenses from managed and franchised properties in the consolidated statements of income. Our financial exposure to this property consists of the fees we earn under the management agreement and costs we may incur under the performance guarantee. The net effect of the other earnings of this property, which belong to the hotel owners, are reversed from our consolidated results through minority and non-controlled interests expense in the consolidated statements of income. As a result, the implementation of FIN 46R had no impact on reported net income or net income per share.

In September 2004, the Emerging Issues Task Force (EITF) of the FASB reached a consensus regarding accounting issues related to certain features of contingently convertible debt and the effect on diluted earnings per share (EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”). In November 2004, the EITF changed the transition provisions of the consensus to require that the guidance be applied to reporting periods ending after December 15, 2004. Under current interpretations of FAS 128, “Earnings per Share”, issuers of contingently convertible debt exclude the potential common shares underlying the debt instrument from the calculation of diluted earnings per share until the contingency is met. The EITF consensus requires that potential shares underlying the debt instrument should be included in diluted earnings per share computations (if dilutive) regardless of whether the contingency has been met.

Our consolidated debt balance includes $575 million of contingently convertible debt, which was issued in the second quarter of 2003. Our calculation of diluted earnings per share for 2004 reflects the impact of the required implementation of EITF 04-8. As required, the consensus has been retroactively applied to all periods during which the instrument was outstanding. The retroactive application to 2003 did not result in a change to previously reported earnings per share for the year ended December 31, 2003.

In December 2004, the FASB issued FAS 123R, “Share-Based Payment,” which eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires instead that such transactions be accounted for using a fair-value-based method. Pro forma disclosure is no longer an alternative. FAS 123R also requires that the tax benefit associated with these share-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. FAS 123R must be adopted no later than July 1, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. FAS 123R offers alternative adoption methods. We have not yet determined which alternative method we will use.

As permitted by FAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation expense for employee stock options. The adoption of FAS 123R will result in increased compensation expense in our reported results. Had we adopted FAS 123R in prior periods, the impact of the standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in the Notes to Consolidated Financial Statements (see “Note 2: Summary of Significant Accounting Policies—Stock-Based Compensation”) under Item 8.

In December 2004, the FASB issued FAS 152, “Accounting for Real Estate Time-Sharing Transactions.” FAS 152 amends existing accounting guidance to reference the financial accounting and reporting guidance for real estate time-sharing transactions provided in AICPA Statement of Position 04-02, “Accounting for Real Estate Time-Sharing Transactions.” FAS 152 is effective for our financial statements issued after January 1, 2006. The new accounting guidance requires, among other things, that costs incurred to sell timeshare units generally be charged to expense as incurred, including marketing expenses. This is consistent with our existing accounting treatment and is not expected to impact our reported results. The new standard will also require a change in the classification of certain items currently reported as expenses, requiring these items to be reflected as reductions of revenue. The impact to reported revenue is not expected to be significant, and timeshare operating income will not be affected.

FAS 152 will also impact the timing of expense recognition when pre-sales of projects under construction occur and we use the percentage-of-completion method of accounting. We are currently allowed to defer sales and marketing expenses in the same proportion as the deferred revenue during construction. FAS 152 allows only the deferral of “direct” sales and marketing expenses. This will result in earlier recognition of sales and marketing expenses during the construction period, but will not impact the total sales and marketing expenses recognized. The impact of this change is dependent on the timing and duration of construction and the extent of pre-sales; however, it is not expected to affect reported results in 2006.

Other

We are subject to litigation in the ordinary course of our business. Management believes that resolution of pending litigation against us will not have a material adverse effect on our financial position or results of operations.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flow from our floating rate debt and the fair values of our fixed rate debt. We attempt to limit the impact of changes in interest rates to our debt portfolio by attaining an appropriate mix of floating rate borrowings relative to our long-term fixed rate debt. We are also exposed to interest rate risk on our floating rate notes receivable and the fair values of our fixed rate notes receivable.

We utilize, on a selective basis, interest rate swaps to manage our relative levels of fixed and floating rate debt. As of December 31, 2004, we had a derivative contract which swaps the fixed interest payments on our $375 million 7.95% Senior Notes due 2007 to a floating interest rate equal to the six month LIBOR rate plus 415 basis points. We also have a derivative contract which swaps the floating rate mortgage of one of our majority owned hotels, which had a principal balance of $34 million at December 31, 2004, to a fixed interest rate.

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

Concurrent with our investment in a synthetic fuel facility in August 2004, we entered into a derivative contract covering 2.5 million barrels of oil, which is effective for the calendar year ending December 31, 2005. The derivative contract involves two call options that provide for net cash settlement at expiration based on the full year 2005 average trading price of oil in relation to the strike price of each option. If the average price of oil in 2005 is less than $55, the derivative will yield no payment. If the average price of oil exceeds $55, the derivative will yield a payment equal to the excess of the average price over $55 per barrel, multiplied by the number of barrels covered, up to a maximum price per barrel of $68. The purpose of the transaction is to provide economic protection against an increase in oil prices that could limit the amount of tax credits available under Section 29 of the Internal Revenue Code. The strike prices of the two call options are intended to approximate the price ranges under which the tax credit could be reduced or eliminated by an increase in oil prices.

The following table sets forth the scheduled maturities and the total fair value of our derivative and other financial instruments as of December 31, 2004:

	Maturities by Period						Total
	Within					After 5	Carrying	Total Fair
	1 year	2 years	3 years	4 years	5 years	years	Amount	Value
	($ in millions)
ASSETS—Maturities represent principal receipts, fair values represent assets
Timeshare notes receivable	$29	33	36	39	40	85	262	265
Average interest rate							12.9%
Other notes receivable	$39	—	—	—	4	45	88	89
Average interest rate							6.3%
LIABILITIES—Maturities represent principal payments, fair values represent liabilities
Fixed rate debt	$(13)	(47)	(395)	(460)	(346)	(2,248)	(3,509)	(3,950)
Average interest rate							7.1%
Floating rate debt	$(1)	(1)	(54)	—	—	(82)	(138)	(138)
Average interest rate							2.3%
INTEREST RATE SWAPS—Maturities represent notional amounts, fair values represent assets (liabilities)
Variable to fixed	$1	1	32	—	—	—	34	(1)
Average pay rate							6.1%
Average receive rate							3.8%
Fixed to variable	$—	—	375	—	—	—	375	—
Average pay rate							6.9%
Average receive rate							8.0%
Fixed (CLP) to Fixed ($US)	$—	—	—	—	100	—	100	43
Average pay rate							7.7%
Average receive rate							7.4%
OTHER DERIVATIVE CONTRACTS
Call options on oil prices	$1	—	—	—	—	—	1	1

As of December 31, 2004, approximately 13% of our long-term debt, including the impact of interest rate swaps, was floating rate debt.

Item 8.   Financial Statements and Supplementary Data

Hilton Hotels Corporation and Subsidiaries
Consolidated Statements of Income
(in millions, except per share amounts)

	Year ended December 31,
	2002	2003	2004
Revenue
Owned hotels	$2,100	2,031	2,062
Leased hotels	111	103	111
Management and franchise fees	329	337	384
Timeshare and other income	324	378	463
	2,864	2,849	3,020
Other revenue from managed and franchised properties	952	970	1,126
	3,816	3,819	4,146
Expenses
Owned hotels	1,462	1,500	1,501
Leased hotels	101	96	101
Depreciation and amortization	348	334	330
Impairment loss and related costs	21	22	5
Other operating expenses	294	335	395
Corporate expense	66	81	85
	2,292	2,368	2,417
Other expenses from managed and franchised properties	952	970	1,120
	3,244	3,338	3,537
Operating income from unconsolidated affiliates	31	34	49
Operating Income	603	515	658
Interest and dividend income	43	29	26
Interest expense	(328)	(295)	(274)
Net interest from unconsolidated affiliates and non-controlled interests	(19)	(20)	(26)
Net loss on asset dispositions and other	(14)	(6)	(5)
Loss from non-operating affiliates	—	—	(6)
Income Before Taxes and Minority and Non-Controlled Interests	285	223	373
Provision for income taxes	(81)	(53)	(127)
Minority and non-controlled interests, net	(6)	(6)	(8)
Net Income	$198	164	238
Basic Earnings Per Share	$.53	.43	.62
Diluted Earnings Per Share	$.53	.43	.60

See notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries
Consolidated Balance Sheets
(in millions)

	December 31, 2003	December 31, 2004
ASSETS
Current Assets
Cash and equivalents	$9	303
Restricted cash	73	163
Accounts receivable, net	246	269
Inventories	193	144
Deferred income taxes	78	85
Current portion of notes receivable, net	32	68
Receivable from Caesars Entertainment, Inc.	325	—
Other current assets	64	74
Total current assets	1,020	1,106
Investments, Property and Other Assets
Investments and notes receivable, net	558	635
Property and equipment, net	3,641	3,510
Management and franchise contracts, net	383	336
Leases, net	115	111
Brands	970	970
Goodwill	1,240	1,240
Other assets	256	334
Total investments, property and other assets	7,163	7,136
Total Assets	$8,183	8,242
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$553	611
Current maturities of long-term debt	338	14
Income taxes payable	4	4
Total current liabilities	895	629
Long-term debt	3,801	3,633
Non-recourse debt of non-controlled entity	—	100
Deferred income taxes	775	781
Insurance reserves and other	473	531
Total liabilities	5,944	5,674
Commitments and Contingencies
Stockholders’ Equity
Common Stock, 381 million and 389 million shares outstanding, respectively	971	997
Additional paid-in capital	970	1,086
Retained earnings	456	689
Accumulated other comprehensive loss	(1)	(3)
	2,396	2,769
Less treasury stock, at cost	(157)	(201)
Total stockholders’ equity	2,239	2,568
Total Liabilities and Stockholders’ Equity	$8,183	8,242

See notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries
Consolidated Statements of Cash Flow
(in millions)

	Year Ended December 31,
	2002	2003	2004
Operating Activities
Net income	$198	164	238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	348	334	330
Amortization of loan costs	9	13	9
Net loss on asset dispositions and other	14	6	5
Loss of non-operating affilates	—	—	6
Impairment loss and related costs	21	22	5
Change in working capital components:
Inventories	13	(34)	45
Accounts receivable	12	37	(24)
Other current assets	55	2	(9)
Accounts payable and accrued expenses	26	(26)	59
Restricted cash	(15)	(39)	(90)
Change in deferred income taxes	(39)	(48)	27
Change in other liabilities	(22)	35	49
Unconsolidated affiliates’ distributions in excess of earnings	19	17	20
Change in timeshare notes receivable	(36)	(73)	(105)
Other	21	(30)	(17)
Net cash provided by operating activities	624	380	548
Investing Activities
Capital expenditures	(245)	(202)	(178)
Additional investments	(32)	(25)	(72)
Proceeds from asset dispositions	174	279	80
Payments received on notes and other	21	8	38
Acquisitions, net of cash acquired	(71)	—	—
Net cash (used in) provided by investing activities	(153)	60	(132)
Financing Activities
Change in revolving loans	(550)	(510)	(160)
Long-term borrowings	373	562	—
Reduction of long-term debt	(278)	(513)	(14)
Issuance of common stock	18	40	131
Repurchase of common stock	—	—	(48)
Cash dividends	(30)	(30)	(31)
Net cash used in financing activities	(467)	(451)	(122)
Increase (Decrease) in Cash and Equivalents	4	(11)	294
Cash and Equivalents at Beginning of Year	16	20	9
Cash and Equivalents at End of Year	$20	9	303

See notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in millions, except per share amounts)

	Year ended December 31,
	2002	2003	2004
COMMON STOCK
Balance at beginning of year	$948	962	971
Issuance of common stock	14	—	—
Exercise of stock options	—	9	26
Balance at end of year	$962	971	997
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year	$873	950	970
Issuance of common stock	70	1	(4)
Exercise of stock options	—	13	105
Deferred compensation	7	6	15
Balance at end of year	$950	970	1,086
RETAINED EARNINGS
Balance at beginning of year	$168	322	456
Net Income	198	164	238
Exercise of stock options	(14)	—	26
Common dividends ($.08 per share)	(30)	(30)	(31)
Balance at end of year	$322	456	689
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	$(5)	(11)	(1)
Cash flow hedge adjustment, net of deferred tax	(3)	5	7
Cumulative translation adjustment, net of deferred tax	1	1	—
Change in unrealized gain / loss on marketable securities, net of deferred tax	(4)	11	3
Minimum pension obligation adjustment, net of deferred tax	—	(7)	(12)
Balance at end of year	$(11)	(1)	(3)
TREASURY STOCK, AT COST
Balance at beginning of year	$(201)	(170)	(157)
Issuance of common stock	1	1	4
Exercise of stock options	30	12	—
Repurchase of common stock	—	—	(48)
Balance at end of year	$(170)	(157)	(201)
TOTAL STOCKHOLDERS’ EQUITY
Balance at beginning of year	$1,783	2,053	2,239
Net income	198	164	238
Cash flow hedge adjustment, net of deferred tax	(3)	5	7
Cumulative translation adjustment, net of deferred tax	1	1	—
Change in unrealized gain / loss on marketable securities, net of deferred tax	(4)	11	3
Minimum pension obligation adjustment, net of deferred tax	—	(7)	(12)
Comprehensive income	192	174	236
Issuance of common stock	85	2	—
Exercise of stock options	16	34	157
Repurchase of common stock	—	—	(48)
Deferred compensation	7	6	15
Common dividends ($.08 per share)	(30)	(30)	(31)
Balance at end of year	$2,053	2,239	2,568

See notes to consolidated financial statements

Notes To Consolidated Financial Statements
December 31, 2004

NOTE 1:  BASIS OF PRESENTATION AND ORGANIZATION

Hilton Hotels Corporation is engaged in the ownership, management and development of hotels, resorts and timeshare properties and the franchising of lodging properties. We operate in select markets throughout the world, predominately in the United States. Revenue and income are derived from three reportable segments: Hotel Ownership, Managing and Franchising, and Timeshare.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Hilton Hotels Corporation, our wholly owned subsidiaries, variable interest entities where we are the primary beneficiary and entities in which we have a controlling financial interest. The determination of controlling financial interest is based upon the terms of individual joint venture agreements, including evaluation of rights held by other ownership interests. Entities in which we have a controlling financial interest are generally comprised of majority owned joint ventures. All material intercompany transactions are eliminated and net earnings are reduced by the portion of earnings of affiliates applicable to other ownership interests.

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less.

Restricted Cash

Restricted cash includes cash related to certain consolidated hotels, the use of which is restricted for hotel purposes under the terms of collateralized borrowings; refundable deposits on the sale of timeshare intervals; and cash balances held by a consolidated non-controlled entity.

Accounts Receivable

Accounts receivable are reflected net of allowance for uncollectible accounts of $20 million and $27 million as of December 31, 2003 and 2004, respectively.

Investments

We maintain investments in unconsolidated affiliates, including hotel joint ventures as well as other entities that support the operations of our hotel properties. Investments are accounted for using the equity method when we exercise significant influence over the venture but lack a controlling financial interest, which is determined based upon the terms of individual joint venture agreements, including evaluation of rights held by other ownership interests. Generally, we account for investments using the equity method when we own more than a minimal investment but have no more than a 50% ownership interest. When we have a controlling financial interest in the venture, which is generally when our ownership exceeds 50%, the balance sheet and results of operations are consolidated, with net earnings reduced by the portion of earnings applicable to other ownership interests. All other investments in unconsolidated affiliates are generally accounted for under the cost method. The hotels in which we own a non-controlling financial interest are an integral component of our hotel ownership segment and are strategically and operationally important to that segment’s results. Therefore, our operating income from unconsolidated affiliates is included as a component of consolidated operating income in the accompanying consolidated statements of income.

Notes To Consolidated Financial Statements
December 31, 2004 (Continued)

Currency Translation

Assets and liabilities denominated in most foreign currencies are translated into U.S. dollars at year-end exchange rates and related gains and losses, net of applicable deferred income taxes, are reflected in stockholders’ equity. Gains and losses from foreign currency transactions are included in earnings.

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

Depreciation is provided using the straight-line method over the estimated useful life of the assets. Leasehold improvements are depreciated over the shorter of the asset life or lease term. The estimated useful lives of assets are generally 40 years for buildings and three to eight years for building improvements and furniture and equipment. Depreciation expense for 2002, 2003 and 2004 was $283 million, $270 million and $271 million, respectively.

Management and Franchise Contracts

Management and franchise contracts acquired in acquisitions that were accounted for as purchases are recorded at the estimated present value of net cash flow expected to be received over the lives of the contracts. This value is amortized using the straight-line method over the remaining contract lives. Costs incurred to acquire individual management and franchise contracts are amortized using the straight-line method over the life of the respective contract. Accumulated amortization of management and franchise contracts totaled $185 million and $211 million at December 31, 2003 and 2004, respectively.

Leases

Leases acquired in acquisitions that were accounted for as purchases are recorded at the estimated present value of net cash flow expected to be received over the lives of the lease agreements. This value is amortized using the straight-line method over the remaining lease terms. Accumulated amortization of leases totaled $15 million and $19 million at December 31, 2003 and 2004, respectively.

Brands

The brand names of hotels acquired in acquisitions are assigned a fair market value. To arrive at a value for each brand name, an estimation is made of the amount of royalty income that could be generated from the brand name if it was licensed to an independent third-party owner. The resulting cash flow is discounted using the estimated weighted average cost of capital for each respective brand name. We account for brands in accordance with Statement of Financial Accounting Standard (FAS) 142, which requires that intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment.

Notes To Consolidated Financial Statements
December 31, 2004 (Continued)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. We account for goodwill in accordance with FAS 142, which requires that goodwill is not amortized, but is reviewed annually for impairment.

Derivative Instruments

We have an outstanding swap agreement which qualifies for hedge accounting as a cash flow hedge of a foreign currency denominated liability. The gain or loss on the change in fair value of the derivative is included in earnings to the extent it offsets the earnings impact of changes in fair value of the hedged obligation. Any difference is deferred in accumulated other comprehensive income, a component of stockholders’ equity.

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

We assess on a quarterly basis the effectiveness of our hedges in offsetting the variability in the cash flow or fair values of the hedged obligations. There were no amounts recognized or reclassified into earnings for the years ended December 31, 2002, 2003 or 2004 due to hedge ineffectiveness or due to excluding from the assessment of effectiveness any component of the derivatives.

Concurrent with our investment in a synthetic fuel facility in August 2004, we entered into a derivative contract covering 2.5 million barrels of oil, which is effective for the calendar year ending December 31, 2005. The derivative contract involves two call options that provide for net cash settlement at expiration based on the full year 2005 average trading price of oil in relation to the strike price of each option. If the average price of oil in 2005 is less than $55, the derivative will yield no payment. If the average price of oil exceeds $55, the derivative will yield a payment equal to the excess of the average price over $55 per barrel, multiplied by the number of barrels covered, up to a maximum price per barrel of $68. The purpose of the transaction is to provide economic protection against an increase in oil prices that could limit the amount of tax credits available under Section 29 of the Internal Revenue Code. The strike prices of the two call options are intended to approximate the price ranges under which the tax credit could be reduced or eliminated by an increase in oil prices. The cost of the derivative agreement totaled approximately $2.5 million. This agreement does not qualify for hedge accounting and, as a result, changes in the fair value of the derivative agreement are reflected in earnings.

Unamortized Loan Costs

Debt discount and issuance costs incurred in connection with the placement of long-term debt are capitalized and amortized to interest expense over the lives of the related debt. These balances are included in other assets in our consolidated balance sheets.

Notes To Consolidated Financial Statements
December 31, 2004 (Continued)

Self-Insurance

We are self-insured for various levels of general liability, workers’ compensation and employee medical and dental insurance coverage at our owned locations. Managed properties may be required to participate in certain of the programs where we are the employer of the employees at the hotel. Managed properties may also elect to participate in our self-insured liability insurance program. We purchase insurance coverage for claim amounts which exceed our self-insured retentions. Depending on the type of insurance, these self-insured retention amounts range from $250,000 to $500,000 per claim. Our self-insurance reserves are included in accounts payable and accrued expenses (current portion) and insurance reserves and other (long-term portion) in the accompanying consolidated balance sheets. The undiscounted amount of our self-insurance reserves totaled $141 million and $148 million at December 31, 2003 and 2004, respectively.

Our insurance reserves are accrued based on estimates of the present value of claims expected to occur during the covered period. These estimates are prepared with the assistance of outside actuaries and consultants. Our actuaries periodically review the volume and amount of claims activity, and based upon their findings, we adjust our insurance reserves accordingly. The ultimate cost of claims for a covered period may differ from our original estimates. General liability and workers compensation claim estimates are discounted to determine the present value of projected settlements; the discount rates used in the 2002 through 2004 program years were approximately 3.0% to 4.25%, which we considered reasonable based on claims settlement patterns. Since medical and dental claims are generally paid within several months, we do not discount the related insurance reserves.

Revenue Recognition

Revenue is generally recognized as services are performed. Owned and leased hotel revenue represents primarily room rentals and food and beverage sales from owned, majority owned and leased hotels.

Management fees represent fees earned from hotels managed by us, usually under long-term contracts with the hotel owner. Management fees include a base fee, which is generally a percentage of hotel revenue, and an incentive fee, which is generally based on the hotel’s profitability. We recognize base fees as revenue when earned in accordance with the terms of the contract. In interim periods we recognize incentive fees that would be due if the contract were terminated at the end of the interim period.

Franchise fees represent fees received in connection with the franchise of our brand names, usually under long-term contracts with the hotel owner. Depending on the brand, we charge franchise royalty fees of up to five percent of rooms revenue. We recognize fee revenue as earned, in accordance with FAS 45, “Accounting for Franchise Fee Revenue.”

Timeshare and other income primarily consists of earnings from our timeshare operations. Timeshare revenue is generated primarily from the sale and financing of timeshare intervals and operating timeshare resorts. We recognize revenue from deeded timeshare sales in accordance with FAS 66, “Accounting for Real Estate Sales.” Sales are included in revenue when a minimum of a ten percent down payment has been received, certain minimum sales thresholds have been attained, the purchaser’s period to cancel for a refund has expired and the related receivable is deemed to be collectable. We defer revenue recognition for sales that do not meet these criteria. During periods of construction, profits from timeshare sales are recognized under the percentage-of-completion method. Our Hilton City Club timeshare product is accounted for as a long-term lease with a reversionary interest rather than the sale of a deeded interest in real estate. Hilton City Club sales revenue is recognized over the term of the lease.

Notes To Consolidated Financial Statements
December 31, 2004 (Continued)

Timeshare and other income also includes revenue generated by the incidental support of hotel operations and the recognition of deferred gains on asset sales. We account for the sale of real estate in accordance with FAS 66. To the extent we realize gains from the sale of real estate and maintain significant continuing involvement in the form of a long-term management contract, the gain is deferred and recognized in earnings over the term of the contract. Results in 2002, 2003 and 2004 include the recognition of pre-tax deferred gains totaling $6 million, $10 million and $15 million, respectively. The deferral of gain recognition is dependent on the structure of individual sale transactions.

We incur certain reimbursable costs on behalf of managed hotel properties and franchisees. We report reimbursements from managed properties and franchisees as revenue and the related costs as expenses. These costs, which relate primarily to payroll costs at managed properties where we are the employer, are reflected in other revenue and expenses from managed and franchised properties in the consolidated statements of income. Since the reimbursements are made based upon the costs incurred with no added margin, the presentation of these reimbursable costs has no effect on our operating income, total or per share net income, cash flow or financial position.

Hilton HHonors

Hilton HHonors is a guest loyalty program operated by Hilton HHonors Worldwide (HHW), a joint venture 50% owned by us and 50% owned by Hilton Group plc. Hilton Group’s wholly owned subsidiary, Hilton International Co., owns the rights to the Hilton brand name outside the United States. The HHonors program is operated for the benefit of the Hilton family of brands worldwide.

Members of the HHonors program earn points based on their spending at most of the hotel properties operated and franchised by us and Hilton Group. HHW accumulates and tracks points on the member’s behalf and fulfills the awards upon request. Points can be redeemed for hotel stays at participating properties, and for a variety of other awards such as airline tickets, cruises and car rentals. As we exercise significant influence over the operation of HHW but lack a controlling financial interest, our investment in HHW is accounted for under the equity method.

HHonors is provided as a guest loyalty program to participating hotels. HHW charges the cost of operating the program, including the estimated fair value of award redemption, to participating hotels based on member’s qualifying expenditures. The charges do not include a markup or profit element. We record our share of program costs, which we expense and pay to HHW based upon contractual amounts when qualified members stay at our hotels. When members redeem awards at our hotels, we receive contractual amounts from HHW.

Earnings Per Share (EPS)

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for 2002, 2003 and 2004 were 374 million, 378 million and 384 million, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of the assumed exercise of stock options and convertible securities increased the weighted average number of common shares by 27 million, 32 million and 34 million in 2002, 2003 and 2004, respectively. In addition, the increase to net income resulting from interest on convertible securities assumed to have not been paid was approximately $16 million in 2002, $14 million in 2003, and $12 million in 2004.

Notes To Consolidated Financial Statements
December 31, 2004 (Continued)

Stock-Based Compensation

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

We granted 7,469,400 options with a grant date fair value of approximately $4.37 per share in 2002 and we granted 7,144,775 options with a grant date fair value of approximately $4.00 per share in 2003. No options were granted in 2004. For disclosure purposes, we estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002 and 2003 respectively: dividend yield of one percent for both years; expected volatility of 34 and 35 percent, respectively; risk-free interest rates of 4.6 and 3.0 percent, respectively, and expected lives of five years for both 2002 and 2003.

In the second quarter of 2004, we awarded restricted stock under the new 2004 Omnibus Equity Compensation Plan which includes two forms of restricted stock: time-based and performance-based. The time-based restricted stock awards vest annually in a straight-line manner generally over four years. The performance-based restricted stock awards vest in full at the end of a three-year period, with the shares to be issued subject to upward or downward revision based on the extent a pre-determined performance measure is achieved. In accordance with APB 25, compensation expense for the time-based awards is measured at the fair value of the underlying stock at the date of grant. Compensation expense associated with the performance-based awards is subject to adjustment for changes in the underlying stock price over the vesting period, as well as changes in estimates relating to whether the performance objective will be achieved. We granted 1,560,670 time-based units and 765,309 performance-based units in 2004, both with a grant date fair value of approximately $17.37 per share. No restricted stock units were awarded in 2002 or 2003. Compensation expense for both the time-based and performance-based awards is amortized over the respective vesting periods. Consolidated compensation expense under the 2004 plan was approximately $6 million in 2004.

We also provide supplemental retirement benefits to eligible senior officers in the form of fixed stock units that settle for shares of our common stock on a one-for-one basis. We granted 62,440 units with a grant date fair value of $11.85 per share in 2002 and we granted 8,425 units with a grant date fair value of $12.65 per share in 2003. No units were granted in 2004. The compensation expense associated with the benefits is expensed over a four year vesting period. The aggregate expense under these plans totaled $7 million, $6 million and $4 million in 2002, 2003 and 2004, respectively.

Notes To Consolidated Financial Statements
December 31, 2004 (Continued)

Had the expense for all forms of our stock-based compensation been determined using the fair value based method defined in FAS 123, “Accounting for Stock-Based Compensation,” our net income and net income per share would have been reduced to the pro forma amounts indicated below. These pro forma results may not be indicative of the future results for the full fiscal year due to potential grants, vesting and other factors:

	2002	2003	2004
	(in millions, except per share amounts)
Net income:
As reported	$198	164	238
Add back: Compensation expense included in reported net income, net of tax	4	4	6
Deduct: Fair-value compensation expense for all awards, net of tax	(24)	(21)	(18)
As adjusted	$178	147	226
Basic earnings per share:
As reported	$.53	.43	.62
As adjusted	$.48	.39	.59
Diluted earnings per share:
As reported	$.53	.43	.60
As adjusted	$.48	.39	.57

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

Reclassifications

Our consolidated statements of cash flow in 2002 and 2003 have been reclassified to present the net change in timeshare notes receivable in cash provided by operating activities. We previously reflected the issuance of timeshare notes and the related payments received within investing activities. This reclassification resulted in a decrease in cash provided by operating activities totaling $36 million and $73 million in 2002 and 2003, respectively, with a corresponding reduction in net cash used in investing activities. The reclassification has no impact on our previously reported consolidated statements of income or consolidated balance sheets. Certain other prior period amounts have been reclassified to conform with the current year presentation, primarily related to our separate presentation of restricted cash in the consolidated balance sheets and consolidated statements of cash flow.

Notes To Consolidated Financial Statements
December 31, 2004 (Continued)

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) to expand upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and results of operations of another entity. Under previous accounting guidance, we generally have included another entity in our consolidated financial statements only if we have a controlling financial interest in the entity through voting or other interests. FIN 46 changed that guidance by requiring a variable interest entity (VIE), as defined, to be consolidated by the company that is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. The losses and residual returns are based on the potential variability from the anticipated cash flow of the VIE attributable to the holders of variable interests. FIN 46 also requires disclosure about VIEs that a company is not required to consolidate, but in which it has a significant variable interest.

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

Our evaluation of our joint venture agreements, management contracts and franchise agreements has identified two managed hotels in which we have variable interests, due to the terms of performance guarantees. The performance guarantee associated with one of the hotel management agreements does not expose us to the majority of expected cash flow variability and therefore this hotel is not consolidated. Our maximum exposure to loss on this contract consists of future management fees and our potential obligation to fund the performance guarantee which, as of December 31, 2004, totaled an aggregate amount of approximately $45 million through 2012.

Notes To Consolidated Financial Statements
December 31, 2004 (Continued)

The second of the two contracts contains provisions that expose us to the majority of expected cash flow variability. As a result, we are considered to be the primary beneficiary under FIN 46R and are required to consolidate the balance sheet and results of operations of the hotel. Therefore, this previously unconsolidated managed hotel has been consolidated as of January 1, 2004. Our consolidated balance sheet as of December 31, 2004 includes the assets and liabilities of this non-controlled hotel, including $9 million of cash and equivalents (reflected as restricted cash) and $100 million of debt which is non-recourse to us. The debt is secured by the fixed assets of the hotel with a historical cost of $84 million. The net equity of the hotel is a retained deficit of approximately $61 million as of December 31, 2004 and is reflected on our consolidated balance sheet in other assets. The revenue and operating expenses of this property are included in other revenue and expenses from managed and franchised properties in the consolidated statements of income. Our financial exposure to this property consists of the fees we earn under the management agreement and costs we may incur under the performance guarantee. The net effect of the other earnings of this property, which belong to the hotel owners, are reversed from our consolidated results through minority and non-controlled interests expense in the consolidated statements of income. As a result, the implementation of FIN 46R had no impact on reported net income or net income per share.

In September 2004, the Emerging Issues Task Force (EITF) of the FASB reached a consensus regarding accounting issues related to certain features of contingently convertible debt and the effect on diluted earnings per share (EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”). In November 2004, the EITF changed the transition provisions of the consensus to require that the guidance be applied to reporting periods ending after December 15, 2004. Under current interpretations of FAS 128, “Earnings per Share”, issuers of contingently convertible debt exclude the potential common shares underlying the debt instrument from the calculation of diluted earnings per share until the contingency is met. The EITF consensus requires that potential shares underlying the debt instrument should be included in diluted earnings per share computations (if dilutive) regardless of whether the contingency has been met.

Our consolidated debt balance includes $575 million of contingently convertible debt, which was issued in the second quarter of 2003. Our calculation of diluted earnings per share for 2004 reflects the impact of the required implementation of EITF 04-8. As required, the consensus has been retroactively applied to all periods during which the instrument was outstanding. The retroactive application to 2003 did not result in a change to previously reported earnings per share for the year ended December 31, 2003.

In December 2004, the FASB issued FAS 123R, “Share-Based Payment,” which eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires instead that such transactions be accounted for using a fair-value-based method. Pro forma disclosure is no longer an alternative. FAS 123R also requires that the tax benefit associated with these share-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. FAS 123R must be adopted no later than July 1, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. FAS 123R offers alternative adoption methods. We have not yet determined which alternative method we will use.

Notes To Consolidated Financial Statements
December 31, 2004 (Continued)

As permitted by FAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation expense for employee stock options. The adoption of FAS 123R will result in increased compensation expense in our reported results. Had we adopted FAS 123R in prior periods, the impact of the standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in “Stock-Based Compensation” above.

In December 2004, the FASB issued FAS 152, “Accounting for Real Estate Time-Sharing Transactions.” FAS 152 amends existing accounting guidance to reference the financial accounting and reporting guidance for real estate time-sharing transactions provided in AICPA Statement of Position 04-02, “Accounting for Real Estate Time-Sharing Transactions.” FAS 152 is effective for our financial statements issued after January 1, 2006. The new accounting guidance requires, among other things, that costs incurred to sell timeshare units generally be charged to expense as incurred, including marketing expenses. This is consistent with our existing accounting treatment and is not expected to impact our reported results. The new standard will also require a change in the classification of certain items currently reported as expenses, requiring these items to be reflected as reductions of revenue. The impact to reported revenue is not expected to be significant, and timeshare operating income will not be affected.

FAS 152 will also impact the timing of expense recognition when pre-sales of projects under construction occur and we use the percentage-of-completion method of accounting. We are currently allowed to defer sales and marketing expenses in the same proportion as the deferred revenue during construction. FAS 152 allows only the deferral of “direct” sales and marketing expenses. This will result in earlier recognition of sales and marketing expenses during the construction period, but will not impact the total sales and marketing expenses recognized. The impact of this change is dependent on the timing and duration of construction and the extent of pre-sales; however, it is not expected to affect reported results in 2006.

NOTE 3:  ACQUISITIONS AND DISPOSITIONS

Acquisition of the Hilton Waikoloa Village

In May 2002, we purchased our partner’s interest in the 1,240-room Hilton Waikoloa Village on Hawaii’s Big Island, a property we manage and in which we previously had an ownership interest of approximately 13 percent. We acquired the remaining 87 percent interest for approximately $155 million, consisting of $75 million in cash and 5.2 million shares of our common stock.

Synthetic Fuel Investment

In August 2004, we acquired a 24 percent minority interest in a coal-based synthetic fuel facility for approximately $32 million. Our investment is accounted for using the equity method as we lack a controlling financial interest. The facility produced pre-tax operating losses, our proportionate share of which totaled approximately $6 million in 2004. This loss is reflected as loss from non-operating affiliates in the accompanying consolidated statements of income.

The synthetic fuel produced at this facility qualifies for tax credits based on Section 29 of the Internal Revenue Code, which reduce our provision for income taxes. The Section 29 credits are expected to continue to be available for fuel produced at the facility through 2007. The tax credits, combined with the tax benefit associated with the operating losses, totaled approximately $9 million in 2004. As a result, the benefit to our net income of the investment totaled approximately $3 million for the year ended December 31, 2004.

Notes To Consolidated Financial Statements
December 31, 2004 (Continued)

Asset Dispositions

In the 2004 first quarter, we sold the Doubletree La Posada Resort - Scottsdale in Arizona for total consideration of approximately $30 million, including approximately $6 million in cash and a note receivable for approximately $24 million. The note receivable is due to be repaid in the first quarter of 2005 and has been classified as a current asset on the December 31, 2004 consolidated balance sheet. No book gain or loss was realized on the sale; however, the transaction generated a capital gain for tax purposes, which enabled us to utilize existing capital loss tax carryforwards that had been fully reserved in prior periods. The transaction resulted in a net benefit to our income tax provision of approximately $2 million. We will continue to operate the hotel under a short-term management agreement that expires when the outstanding note is due.

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

In the fourth quarter of 2004, we sold the Doubletree Jantzen Beach and the Doubletree Columbia River, both near Portland Oregon, for total consideration of approximately $29 million in cash. The sale resulted in a pre-tax loss of approximately $3 million. The $5 million pre-tax loss on asset dispositions and other in 2004 includes the $3 million loss on the sale of the two Doubletrees and a $5 million loss related to the write-off of values assigned to certain long-term management and franchise agreements that were terminated in 2004. These losses were partially offset by a $3 million gain from the sale of our investment in Travelweb.

In the 2003 first quarter, we sold four Homewood Suites by Hilton hotel properties in two separate transactions for approximately $40 million. We continue to operate three of the hotels under long-term management agreements and we have retained a long-term franchise contract on the fourth hotel. In the fourth quarter of 2003, an Embassy Suites hotel in which we held a 65% interest was sold, resulting in a pre-tax loss of approximately $4 million. We retained a long-term franchise contract on this hotel. Also in the 2003 fourth quarter, we sold certain marketable securities, which resulted in a pre-tax gain of approximately $2 million. In addition, we wrote off the value assigned to certain long-term management and franchise agreements that were terminated in 2003 totaling approximately $4 million. In the aggregate, these transactions resulted in a net $6 million pre-tax loss on asset dispositions and other in 2003.

Notes To Consolidated Financial Statements
December 31, 2004 (Continued)

In 2002, we entered into a $125 million facility with a wholly owned subsidiary of GE Capital for the sale of notes receivable originated by our timeshare business. During 2002, we completed two sales of notes receivable under the facility, totaling approximately $119 million. These transactions resulted in a gain of approximately $5 million. Also in 2002, we completed the sale of two owned, two leased and seven managed properties operating as Harrison Conference Centers for approximately $49 million. Under transition management and continuing services agreements, we provide certain services to the sold properties for terms ranging up to six years from the date of sale. We recorded a $16 million pre-tax book loss on the sale. However, the sale generated a capital gain for tax purposes, which enabled us to utilize existing capital loss tax carryforwards that had been fully reserved in prior periods. The transaction, including the impact of the reduction of the valuation allowance associated with the capital loss tax carryforwards, resulted in a $16 million book tax benefit. Thus, on an after-tax basis, the sale had no impact on reported net income. The total pre-tax loss on asset dispositions and other of $14 million in 2002 represents the $11 million net pre-tax loss on the aforementioned asset sales and a loss of approximately $3 million primarily as a result of writing off the value assigned to several long-term management and franchise agreements which were terminated during the year.

CNL Transactions

In the fourth quarter of 2002, we entered into a partnership with CNL Hospitality Corp. to acquire seven hotel properties. The partnership acquired the 500-room Doubletree at Lincoln Centre in Dallas, Texas and the 428-room Sheraton El Conquistador Resort and Country Club in Tucson, Arizona in December 2002. Both properties were converted to the Hilton brand. In connection with the formation of the joint venture, we contributed $11 million to the partnership in December 2002.

In the first quarter of 2003, we contributed the 437-room Hilton Rye Town in Rye Brook, New York and CNL contributed the 630-room Doubletree Crystal City in Arlington, Virginia to the partnership. The gain resulting from our contribution of the Hilton Rye Town totaling approximately $35 million has been deferred and will be recognized over the ten-year life of the long-term management contract retained on the property. Also in the first quarter of 2003, the partnership acquired the 257-suite Embassy Suites Santa Clara in Santa Clara, California, the 267-suite Embassy Suites Crystal City in Arlington, Virginia, and the 174-suite Embassy Suites Orlando Airport in Orlando, Florida. We operate all seven hotels under long-term management contracts and have a 25% ownership interest in the partnership.

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

Notes To Consolidated Financial Statements
December 31, 2004 (Continued)

In the fourth quarter of 2003, we entered into another partnership with CNL to own two hotel properties. We contributed the 544-room Capital Hilton in Washington, D.C. and the 394-room Hilton La Jolla Torrey Pines outside of San Diego, California to the partnership. The gain resulting from our contribution of the two hotels totaling approximately $57 million has been deferred and will be recognized over the ten-year life of the long-term management contracts retained on the properties. We have a 25% ownership interest in the partnership. In connection with this transaction, we received a distribution from the partnership of approximately $190 million. This distribution is reflected as proceeds from asset dispositions in the accompanying consolidated statements of cash flow. This transaction also resulted in tax gains that enabled us to utilize capital loss tax carryforwards, resulting in a reduction in our provision for income taxes totaling approximately $22 million.

NOTE 4:  IMPAIRMENT LOSS AND RELATED COSTS

Results in 2004 include impairment loss and related costs totaling $5 million. This pre-tax charge is to reduce the value of an owned hotel to its estimated fair value and is included in Hotel Ownership segment results.

Results in 2003 include impairment loss and related costs totaling $22 million. These costs include a $17 million pre-tax charge related to the decline in value of certain equity securities held by us. The decline in value of the securities was deemed to be other-than-temporary in the 2003 first quarter, thus requiring an earnings charge, primarily based on the length of time the securities had traded below cost. The 2003 charge also includes a $5 million pre-tax charge to reduce the value of an owned hotel and a management contract to their respective fair values. The write-down of the hotel and management contract are included in Hotel Ownership and Managing and Franchising segment results, respectively, while the charge related to the marketable securities is included in corporate and other unallocated expenses in our reported segment results.

Results in 2002 include a charge of $21 million for mold remediation in certain areas of the Hilton Hawaiian Village. The charge includes approximately $17 million for remediation efforts at the property’s Kalia Tower, which is included in our Hotel Ownership segment, and approximately $4 million for remediation efforts at the Lagoon Tower timeshare development.

NOTE 5:  INVENTORIES

Included in inventories at December 31, 2003 and 2004 are unsold intervals at our vacation ownership properties of $180 million and $132 million, respectively. Inventories are valued at the lower of cost or estimated net realizable value.

Notes To Consolidated Financial Statements
December 31, 2004 (Continued)

NOTE 6:  INVESTMENTS AND NOTES RECEIVABLE

Investments and notes receivable at December 31, 2003 and 2004 are as follows:

	2003	2004
	(in millions)
Equity investments
Hotels	$274	276
Other	28	49
Timeshare notes receivable, with an average rate of 12.9%, due 2005 to 2014	165	262
Other notes receivable, with an average rate of 6.3%, due 2005 to 2015	71	88
Marketable securities	21	27
Other investments	31	1
	590	703
Less current portion of notes receivable	(32)	(68)
Total	$558	635

Notes receivable are reflected net of allowances for uncollectible amounts of $11 million and $18 million as of December 31, 2003 and 2004, respectively.

Our investments in unconsolidated affiliates accounted for under the equity method totaled $302 million and $325 million at December 31, 2003 and 2004, respectively, representing approximately four percent of total assets at the end of 2003 and 2004. At December 31, 2004, our unconsolidated affiliates accounted for under the equity method had total assets of approximately $2.52 billion and total debt of approximately $1.34 billion. Of the $1.34 billion of total debt, $1.31 billion is secured solely by the affiliate’s assets or is guaranteed by other partners without recourse to us. We are the creditor on $50 million of the $1.34 billion of debt.

NOTE 7:  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 and 2004 are as follows:

	2003	2004
	(in millions)
Land	$535	513
Buildings and leasehold improvements	3,587	3,650
Furniture and equipment	846	829
Property held for sale or development	40	46
Construction in progress	14	20
	5,022	5,058
Less accumulated depreciation	(1,381)	(1,548)
Total	$3,641	3,510

Notes To Consolidated Financial Statements
December 31, 2004 (Continued)

NOTE 8:  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2003 and 2004 are as follows:

	2003	2004
	(in millions)
Accounts and notes payable	$84	95
Accrued compensation and benefits	147	150
Deposits	21	42
Accrued property tax	29	28
Accrued interest	35	35
Insurance reserves	37	45
Other accrued expenses	200	216
Total	$553	611

NOTE 9:  LONG-TERM DEBT

Long-term debt at December 31, 2003 and 2004 is as follows:

	2003	2004
	(in millions)
Industrial development revenue bonds at adjustable rates, due 2015	$82	82
Senior notes, with an average rate of 7.6%, due 2007 to 2031(1)	2,049	2,045
7% Senior notes, due 2004(2)	325	—
Mortgage notes, 4.8% to 8.6%, due 2006 to 2022(1)	348	341
7.95% Collateralized borrowings, due 2010	479	471
Chilean inflation-indexed note, effective rate of 7.65%, due 2009(1)	119	131
3.375% Contingently convertible senior notes due 2023	575	575
Revolving loans	160	—
Other	2	2
	4,139	3,647
Less current maturities of long-term debt	(338)	(14)
Net long-term debt	$3,801	3,633

(1)          Interest rates include the impact of interest rate swaps.

(2)          Represents balance assumed by Caesars Entertainment (formerly Park Place) in connection with the December 31, 1998 spin-off of our gaming business.

Interest paid, net of amounts capitalized, was $291 million, $261 million and $246 million in 2002, 2003 and 2004, respectively. Capitalized interest totaled $5 million, $7 million and $3 million in 2002, 2003 and 2004, respectively.

Notes To Consolidated Financial Statements
December 31, 2004 (Continued)

Debt maturities are as follows:

(in millions)
2005	$14
2006	48
2007	449
2008	460
2009	346
Thereafter	2,330
Total	$3,647

In August 2003, we established a $1 billion five-year revolving credit facility, with an option to increase the size of the facility by an additional $250 million. Borrowings under this facility were completely repaid during the 2004 second quarter. The capacity under our revolver is also used to support certain outstanding letters of credit. Total revolving debt capacity of approximately $850 million was available to us at December 31, 2004.

In October 1997, we filed a shelf registration statement with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. At December 31, 2004, available financing under the shelf totaled $825 million. The terms of any additional securities offered under the shelf will be determined by market conditions at the time of issuance.

In connection with the spin-off in 1998 of our gaming business to a new corporation named Park Place Entertainment Corporation (subsequently renamed Caesars Entertainment, Inc.), Caesars assumed and agreed to pay 100% of the amount of each payment required to be made by us under the terms of the indentures governing our $325 million 7% Senior Notes due 2004. Caesars repaid these notes, as scheduled, in July 2004. Because these notes were our legal obligation, they are reported in our 2003 consolidated balance sheet as current maturities of long-term debt with the offsetting receivable classified in current assets.

In November 2002, we entered into a derivative contract which swaps the fixed interest payments on our $375 million 7.95% Senior Notes due 2007 to a floating interest rate equal to the six-month London Interbank Offered Rate plus 415 basis points. In connection with our $100 million 7.43% bonds due 2009 denominated in Chilean pesos, we have a derivative contract which swaps the principal payment to a fixed U.S. dollar amount of $100 million and fixed interest payments at 7.65% of that amount. We also have a derivative contract which swaps the floating rate mortgage of a majority owned hotel, with a principal balance of $34 million at December 31, 2004, to a fixed interest rate. As of December 31, 2004, approximately 13% of our long-term debt (including the impact of interest rate swaps) was floating rate debt.

Provisions under various loan agreements require us to comply with certain covenants which include limiting the amount of our outstanding indebtedness. Our revolving credit facilities contain two significant financial covenants: a leverage ratio and a debt service coverage ratio. We are in compliance with our loan covenants as of December 31, 2004.

Notes To Consolidated Financial Statements
December 31, 2004 (Continued)

Provisions of the financing agreement related to our 7.95% collateralized borrowings due 2010 require that certain cash reserves be maintained and also restrict the transfer of excess cash generated by the related properties to Hilton if net cash flow falls below a specified level (the cash trap). The cash trap became effective in 2003 due to reduced cash flow from the collateralized properties, primarily the Hilton San Francisco. As of December 31, 2004, cash restricted under the terms of the collateralized borrowings, including required reserves and the cash trap, totaled $97 million. The impact of the cash trap, which is expected to remain in effect throughout 2005, is not expected to have a material impact on our liquidity.

NOTE 10:  FINANCIAL INSTRUMENTS

The estimated fair values of our financial instruments at December 31, 2003 and 2004 are as follows:

	2003		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and equivalents and long-term marketable securities	$30	30	330	330
Restricted cash	73	73	163	163
Timeshare notes receivable (including current portion)	165	169	262	265
Other notes receivable (including current portion)	71	70	88	89
Derivative assets	26	26	44	44
Long-term debt (including current maturities)	(4,139)	(4,464)	(3,647)	(4,088)
Derivative liabilities	(2)	(2)	(1)	(1)

Cash Equivalents, Long-Term Marketable Securities and Restricted Cash

The fair value of cash equivalents, long-term marketable securities and restricted cash is estimated based on the quoted market price of the investments.

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

Notes To Consolidated Financial Statements
December 31, 2004 (Continued)

NOTE 11:  INCOME TAXES

The provision for income taxes for the three years ended December 31 are as follows:

	2002	2003	2004
	(in millions)
Current
Federal	$129	77	114
State, foreign and local	20	16	25
	149	93	139
Deferred	(68)	(40)	(12)
Total	$81	53	127

During 2002, 2003 and 2004, we paid income taxes of $58 million, $44 million and $99 million, respectively, net of refunds received.

The income tax effects of temporary differences between financial and income tax reporting that gave rise to deferred income tax assets and liabilities at December 31, 2003 and 2004 are as follows:

	2003	2004
	(in millions)
Deferred tax assets
Compensation	$75	96
Insurance	49	49
Franchise system funds	17	13
Reserves	20	23
NOL carryforwards, expiring 2005 to 2008	1	1
Capital loss carryforward, expiring 2006	14	6
Other	—	3
	176	191
Valuation allowance	(19)	(10)
	157	181
Deferred tax liabilities
Basis difference	(187)	(168)
Property	(181)	(194)
Investments	(86)	(107)
Brand value	(378)	(378)
Deferred income	(4)	(1)
Accrued interest expense	(9)	(20)
Other	(9)	(9)
	(854)	(877)
Net deferred tax liability	$(697)	(696)

Notes To Consolidated Financial Statements
December 31, 2004 (Continued)

The reconciliations of the Federal income tax rate to our effective tax rate for the three years ended December 31 are as follows:

	2002	2003	2004
Federal income tax rate	35.0%	35.0	35.0
Increase (reduction) in taxes
State and local income taxes, net of Federal tax benefits	1.5	.8	4.7
Foreign taxes, net	2.0	2.3	1.3
Federal income tax credits	(2.9)	(3.8)	(4.3)
Change in deferred tax asset valuation allowance	(8.4)	(13.3)	(2.3)
Option exercises	—	4.4	—
Refund claim	—	(2.8)	—
Other	1.2	1.2	(.4)
Effective tax rate	28.4%	23.8	34.0

Capital loss tax carryforwards available to offset future capital gains are recorded as deferred tax assets and are fully reserved until evidence indicates it is more likely than not that the benefit will be realized. The deferred tax assets related to capital loss tax carryforwards are fully reserved at December 31, 2004.

Our tax provision, deferred taxes and effective rate in 2004 were impacted by a reduction in the valuation allowance for capital loss tax carryforwards, primarily as a result of the sale of three Doubletree properties and the sale of our interest in Travelweb. The 2004 effective rate also reflects the utilization of Section 29 synthetic fuel production credits. Excluding the impact of these items, our effective rate in 2004 was 38%.

Our tax provision, deferred taxes and effective rate in 2003 were impacted by a reduction in the valuation allowance for capital loss tax carryforwards, primarily as a result of the transactions with CNL. In addition, our tax provision, deferred taxes and effective rate were impacted by a reduction in the valuation allowance for capital loss tax carryforwards due to higher than expected utilization on our 2002 Federal tax return filed in 2003, as well as a settlement relating to a tax liability associated with a prior year tax return. These items resulted in a reduction of the tax provision and effective rate in 2003. These benefits were partially offset by the write-off of an unutilized deferred tax asset resulting from a stock option exercise. Excluding the impact of these items, our effective rate in 2003 was 35%.

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

Notes To Consolidated Financial Statements
December 31, 2004 (Continued)

Our tax provision, deferred taxes and effective rate in 2002 were impacted by asset sales, which generated capital gains for tax purposes, enabling us to utilize capital loss tax carryforwards generated by the Red Lion sale in 2001. The reduction of the valuation allowance for capital loss tax carryforwards resulted in a reduction of the tax provision and effective rate in 2002. Also in 2002, our tax provision, deferred taxes and effective rate were impacted by higher than expected utilization of capital loss tax carryforwards on our 2001 Federal tax return filed in 2002. This reduction in the valuation allowance for capital loss tax carryforwards also resulted in a reduction of the tax provision and effective rate for 2002. Excluding the impact of asset sales and the impact of the higher utilization of capital loss tax carryforwards on our 2001 Federal tax return, our effective rate in 2002 was 37%.

NOTE 12:  STOCKHOLDERS’ EQUITY

Five hundred million shares of common stock with a par value of $2.50 per share are authorized, of which 389 million and 399 million were issued at December 31, 2003 and 2004, respectively, including treasury shares of eight million in 2003 and ten million in 2004. We have 25 million shares of preferred stock with a par value of $1.00 per share authorized for issuance. No preferred shares were issued or outstanding at December 31, 2003 and 2004.

Our Board of Directors has approved our repurchase of up to 20 million shares of our common stock pursuant to a stock repurchase program. The timing of stock purchases are made at the discretion of management. An aggregate of 10.7 million shares had been repurchased under this program prior to 2004. During 2004, we repurchased approximately 2.3 million shares of our common stock for a total cost of approximately $48 million. No shares were repurchased during 2002 and 2003. As of December 31, 2004, approximately 7.0 million shares remained authorized for repurchase under this authority. In March 2005, we announced that our Board of Directors authorized the repurchase of up to an additional 50 million shares of common stock under the repurchase program.

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

NOTE 13:  STOCK PLANS

At December 31, 2004, 49 million shares of common stock were reserved for issuance under our stock incentive plans. We have three active stock plans with substantially identical terms that allow the grant of options plus the 2004 Omnibus Equity Compensation Plan, which was approved in 2004 and allows the grant of options, stock units, performance units, and other stock-based awards. No stock options were granted in 2004. See “Note 2: Summary of Significant Accounting Policies—Stock-Based Compensation” for discussion of restricted stock awards in 2004.

Options may be granted to salaried officers, directors and other key employees to purchase our common stock at not less than the fair market value at the date of grant. Generally, options vest over a four year period, contingent upon continued employment, and remain outstanding for ten years from the date of grant. Options may generally be exercised in installments commencing one year after the date of grant. At December 31, 2004, there were 28 million shares authorized for issuance under the 2004 plan and no authorized shares remaining available for grant under the other three stock plans.

Notes To Consolidated Financial Statements
December 31, 2004 (Continued)

A summary of the status of our stock option plans as of December 31, 2002, 2003 and 2004, and changes during the years ending on those dates, is presented below:

	Options Price Range (per share)	Weighted Average Price (per share)	Options Outstanding	Available for Grant
Balance at December 31, 2001	$ 6.66 - 27.53	$13.44	32,531,136	24,287,594
Granted	11.85 - 13.95	11.86	7,469,400	(7,469,400)
Exercised	6.66 - 14.84	9.86	(1,455,096)	—
Cancelled	6.66 - 20.66	12.40	(1,654,675)	1,624,900
Balance at December 31, 2002	6.66 - 27.53	13.33	36,890,765	18,443,094
Granted	11.87 - 13.40	11.88	7,144,775	(7,144,775)
Exercised	6.66 - 16.23	11.46	(9,542,341)	—
Cancelled	6.66 - 19.65	13.27	(1,248,825)	1,209,025
Balance at December 31, 2003	6.66 - 27.53	13.56	33,244,374	12,507,344
Authorized			—	30,000,000
Granted			—	(2,325,979)
Exercised	6.66 - 19.65	12.68	(10,337,449)	—
Cancelled	6.66 - 20.66	12.12	(1,292,425)	(12,496,515)
Balance at December 31, 2004	6.66 - 27.53	14.06	21,614,500	27,684,850

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$ 6.66 - 9.81	1,717,614	4.8	$9.16	1,717,614	$9.16
10.48 - 11.87	10,776,728	7.6	11.85	2,981,892	11.84
12.22 - 18.30	5,934,308	4.4	13.84	4,880,082	14.19
18.38 - 27.53	3,185,850	3.7	24.59	1,185,850	19.63
6.66 - 27.53	21,614,500	5.9	14.06	10,765,438	13.33

Notes To Consolidated Financial Statements
December 31, 2004 (Continued)

NOTE 14:  EMPLOYEE BENEFIT PLANS

We have a noncontributory retirement plan (Basic Plan) which covers many of our non-union employees. Benefits are based upon years of service and compensation, as defined. The annual measurement date for the Basic Plan is December 31. Since December 31, 1996, employees have not accrued additional benefits under the Basic Plan. Therefore, the projected benefit obligation is equal to the accumulated benefit obligation, and both are referred to simply as the “benefit obligation” below. Plan assets will be used to pay benefits due employees for service through December 31, 1996. As employees have not accrued additional benefits since 1996, we do not utilize a rate of compensation increase assumption in calculating our benefit obligation. The assumptions used to determine our benefit obligations at December 31, 2003 and 2004 are as follows:

	2003	2004
Discount Rate	6.00%	5.50

The rollforwards of our benefit obligations and fair value of plan assets for the years ended December 31, 2003 and 2004 are as follows:

	2003	2004
	(in millions)
Benefit obligation at beginning of year	$257	297
Interest cost	18	18
Actuarial loss	39	27
Benefits paid	(17)	(18)
Benefit obligation at end of year	$297	324

	2003	2004
	(in millions)
Fair value of plan assets at beginning of year	$262	278
Actual return on plan assets	33	28
Benefits paid	(17)	(18)
Fair value of plan assets at end of year	$278	288

The investment objectives for the Basic Plan are preservation of capital, current income and long-term growth of capital. Substantially all plan assets are managed by outside investment managers. Asset allocations are reviewed quarterly. Equity securities are primarily S&P 500 and S&P 400 index funds. Equity securities include Hilton common stock in the amounts of $14 million and $10 million at December 31, 2003 and 2004, respectively, representing approximately 5% and 3% of total plan assets in each period. Debt securities are primarily U.S. Treasury and government agency debt securities. The expected long-term return on plan assets is based on the following assumed rates of return for the assets held: 4% to 7% for government debt securities and 8% to 10% for U.S. common stocks. The asset allocations for the Basic Plan, as a percentage of total plan assets at December 31, 2003 and 2004, are as follows:

	2003	2004
Equity securities	50%	56
Debt securities	50	44
Total	100%	100

Notes To Consolidated Financial Statements
December 31, 2004 (Continued)

The following table provides a reconciliation between the funded status of the Basic Plan and the accrued benefit cost liability on the balance sheet for the years ended December 31, 2003 and 2004, as well as the other components recognized in our consolidated balance sheets:

	2003	2004
	(in millions)
Funded status	$(19)	(36)
Unrecognized actuarial loss	12	32
Unamortized prior service cost	5	4
Accrued benefit cost	(2)	—
Intangible assets	5	4
Additional minimum liability	(16)	(36)
Accumulated other comprehensive loss, excluding tax impact	11	32
Net amount recognized	$(2)	—

Comprehensive income includes net adjustments of $7 million and $13 million, reflecting increases of $11 million and $21 million related to the minimum pension liability, net of the deferred tax impact, for 2003 and 2004, respectively. There was no such adjustment in 2002.

As described above, employees have not accrued additional benefits under the Basic Plan since 1996. Therefore, we do not utilize a rate of compensation increase assumption in calculating the net periodic benefit cost. The key actuarial assumptions used to determine the annual benefit cost for the years ended December 31, 2002, 2003 and 2004 are as follows:

	2002	2003	2004
Discount Rate	7.00%	6.75	6.00
Expected long-term return on plan assets	7.25	7.25	7.25

Our annual benefit cost (income) for the years ended December 31, 2002, 2003 and 2004 consisted of the following:

	2002	2003	2004
	(in millions)
Expected return on plan assets	$19	20	20
Interest cost	(16)	(18)	(18)
Amortization of prior service cost	(1)	(1)	(1)
Amortization of net gain	3	—	—
Net annual benefit income	$5	1	1

Notes To Consolidated Financial Statements
December 31, 2004 (Continued)

We do not expect to make any contribution to the Basic Plan in 2005. As of December 31, 2004, the benefits expected to be paid in the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

(in millions)
2005	$17
2006	17
2007	18
2008	18
2009	18
2010 - 2014	96

We also have plans covering qualifying employees and non-officer directors (Supplemental Plans). Benefits for the Supplemental Plans are based upon years of service and compensation, as defined. Since December 31, 1996, employees and non-officer directors have not accrued additional benefits under the Supplemental Plans. These plans are self-funded by us and therefore have no plan assets isolated to pay benefits due employees. As of December 31, 2003 and 2004, these plans have benefit obligations of $9 million for both years, which are fully accrued in our consolidated balance sheets. Pension expense under the Supplemental Plans for the years ended December 31, 2002, 2003 and 2004 was not significant.

Certain employees are covered by union sponsored, collectively bargained multi-employer pension plans. We contributed and charged to expense $18 million per year for the years ended December 31, 2002 and 2003 and $19 million in 2004 for such plans. Information from the plans’ administrators is not sufficient to permit us to determine our share, if any, of unfunded vested benefits.

We have various employee investment plans whereby we contribute certain percentages of employee contributions. The aggregate expense under these plans totaled $11 million in 2002 and $12 million in both 2003 and 2004.

NOTE 15:  SEGMENT INFORMATION

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

Segment assets as of December 31 are as follows:

	2003	2004
	(in millions)
Assets
Hotel Ownership	$5,001	4,825
Managing and Franchising	2,048	2,112
Timeshare	425	507
Corporate and other	709	798
Total assets	$8,183	8,242

Notes To Consolidated Financial Statements
December 31, 2004 (Continued)

Segment results for the three years ended December 31 are as follows:

	2002	2003	2004
	(in millions)
Revenue
Hotel Ownership	$2,239	2,167	2,215
Managing and Franchising	1,281	1,307	1,510
Timeshare	296	345	421
	$3,816	3,819	4,146
Operating income
Hotel Ownership	$412	343	394
Managing and Franchising	278	284	343
Timeshare	73	82	99
Corporate and other unallocated expenses	(160)	(194)	(178)
Total operating income	603	515	658
Interest and dividend income	43	29	26
Interest expense	(328)	(295)	(274)
Net interest from unconsolidated affiliates and non-controlled interests	(19)	(20)	(26)
Net loss on asset dispositions and other	(14)	(6)	(5)
Loss from non-operating affiliates	—	—	(6)
Income before taxes and minority and non-controlled interests	285	223	373
Provision for income taxes	(81)	(53)	(127)
Minority and non-controlled interests, net	(6)	(6)	(8)
Net Income	$198	164	238

At December 31, 2004, the Hotel Ownership segment includes goodwill and brand values totaling $609 million and $98 million, respectively, and the Managing and Franchising segment includes goodwill and brand values totaling $631 million and $872 million, respectively.

NOTE 16:  LEASES

We lease hotel properties and land under operating leases. As of December 31, 2004, we leased seven hotels. Our hotel leases require the payment of rent equal to the greater of a minimum rent or percentage rent based on a percentage of revenue or income, and expire through December 2020, with varying renewal options. Our land leases represent ground leases for certain owned hotels and, in addition to minimum rental payments, may require the payment of additional rents based on varying percentages of revenue or income. Total rent expense incurred under our leases was $55 million, $54 million and $57 million in 2002, 2003 and 2004, respectively, which included minimum rent payments of $37 million, $39 million and $41 million in 2002, 2003 and 2004, respectively.

Minimum lease commitments under non-cancelable operating leases are as follows:

(in millions)
2005	$38
2006	35
2007	34
2008	31
2009	30
Thereafter	541
$709

Notes To Consolidated Financial Statements
December 31, 2004 (Continued)

NOTE 17:  COMMITMENTS AND CONTINGENCIES

We have established franchise financing programs with third party lenders to support the growth of our Hilton Garden Inn, Homewood Suites by Hilton, Hampton and Embassy Suites hotels. As of December 31, 2004, we have provided guarantees of $38 million on loans outstanding under the programs. In addition, we have guaranteed $37 million of debt and other obligations of unconsolidated affiliates and third parties, bringing our total guarantees to approximately $75 million. Our outstanding guarantees have terms of one to seven years. We also have commitments under letters of credit totaling $64 million as of December 31, 2004. In April 2004, we funded a loan guarantee of approximately $9 million and recorded a corresponding receivable from the party for which we funded the guarantee. Based on remedies available to us upon an event of default by the borrower, we believe that the receivable related to this funding should be fully realized. We believe it is unlikely that other material payments will be required under these agreements.

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

We have also provided performance guarantees to certain owners of hotels we operate under management contracts. Most of these guarantees allow us to terminate the contract rather than fund shortfalls if specified performance levels are not achieved. In limited cases, we are obligated to fund performance shortfalls. At December 31, 2004, we have two contracts containing performance guarantees with possible cash outlays totaling approximately $178 million through 2012. Funding under these performance guarantees totaled approximately $4 million in 2004, and is expected to total approximately $5 million in 2005. Funding under these guarantees in future periods is dependent on the operating performance levels of these hotels over the remaining term of the performance guarantee. Although we anticipate that the future operating performance levels of these hotels will be largely achieved, there can be no assurance that this will be the case. In addition, we do not anticipate losing a significant number of management contracts in 2005 pursuant to these guarantees.

Our consolidated financial statements at December 31, 2004 include liabilities of approximately $6 million for potential obligations under our outstanding guarantees. Under certain circumstances, we may be obligated to provide additional guarantees or letters of credit totaling $5 million at December 31, 2004.

At December 31, 2004, we had contractual commitments of approximately $76 million for construction and renovation projects at certain owned and majority owned properties, including timeshare.

We are subject to litigation in the ordinary course of our business. Management believes that resolution of pending litigation against us will not have a material adverse effect on our financial position or results of operations.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Hilton Hotels Corporation

We have audited the accompanying consolidated balance sheets of Hilton Hotels Corporation, a Delaware corporation, and subsidiaries (the Company) as of December 31, 2003 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flow for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hilton Hotels Corporation and subsidiaries as of December 31, 2003 and 2004, and the consolidated results of their operations and their cash flow for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hilton Hotels Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP
Los Angeles, California
March 8, 2005

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Hilton Hotels Corporation

We have audited management’s assessment, included in the accompanying Annual Report on Form 10-K, that Hilton Hotels Corporation, a Delaware corporation, and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hilton Hotels Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Hilton Hotels Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Hilton Hotels Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hilton Hotels Corporation as of December 31, 2003 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flow for each of the three years in the period ended December 31, 2004 and our report dated March 8, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP
Los Angeles, California
March 8, 2005

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

Quarterly Financial Data

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
	(in millions, except per share amounts)
2004
Revenue	$994	1,065	1,033	1,054	4,146
Operating income	131	188	171	168	658
Net income	37	75	61	65	238
Basic EPS(1)	$.10	.20	.16	.17	.62
Diluted EPS	$.10	.19	.15	.16	.60
2003
Revenue	$909	976	952	982	3,819
Operating income	86	164	126	139	515
Net income	9	54	34	67	164
Basic EPS	$.02	.14	.09	.18	.43
Diluted EPS(1)	$.02	.14	.09	.17	.43

(1)          EPS for the full year differs from the sum of quarterly EPS amounts due to the required method of computing EPS in the respective periods.

Comparable System-Wide Statistical Information(2)

Year ended December 31, 2004	Occupancy		Average Rate	RevPAR
Hilton	69.5%		$130.15	$90.39
Change from prior year	2.8	pts	3.6%	7.8%
Hilton Garden Inn	69.0%		$98.11	$67.70
Change from prior year	3.5	pts	3.2%	8.7%
Doubletree	68.4%		$103.11	$70.50
Change from prior year	3.2	pts	2.7%	7.8%
Embassy Suites	71.3%		$122.72	$87.52
Change from prior year	2.1	pts	2.3%	5.4%
Homewood Suites by Hilton	73.4%		$96.78	$71.03
Change from prior year	2.7	pts	2.6%	6.4%
Hampton	68.3%		$81.64	$55.73
Change from prior year	2.3	pts	3.7%	7.3%
Other	69.4%		$131.31	$91.14
Change from prior year	11.9	pts	6.5%	28.5%

(2)          Statistics are for comparable hotels, and include only those hotels in the system as of December 31, 2004 and owned, operated or franchised by us since January 1, 2003.

As of December 31, 2004 there were approximately 13,200 stockholders of record.

FIVE YEAR SUMMARY

	Year ended December 31,
	2000	2001	2002	2003	2004
	(dollars in millions, except per share amounts)
OPERATING DATA
REVENUE	$4,335	3,952	3,816	3,819	4,146
NET INCOME	$272	166	198	164	238
BASIC EARNINGS PER SHARE	$.74	.45	.53	.43	.62
DILUTED EARNINGS PER SHARE	$.73	.45	.53	.43	.60
CASH DIVIDENDS PER COMMON SHARE	$.08	.08	.08	.08	.08
OTHER INFORMATION
NUMBER OF PROPERTIES AT YEAR END
Owned(1)	78	65	63	55	50
Leased	73	9	7	7	7
Joint venture	61	65	65	67	65
Managed	191	210	201	206	206
Franchised	1,492	1,612	1,721	1,808	1,900
Timeshare	25	25	27	30	31
Total	1,920	1,986	2,084	2,173	2,259
AVAILABLE ROOMS AT YEAR END
Owned(1)	35,234	33,536	34,664	32,526	31,068
Leased	12,602	2,836	2,650	2,643	2,643
Joint venture	18,148	19,604	19,093	20,556	20,186
Managed	51,122	53,776	52,004	52,088	51,380
Franchised	200,717	214,824	225,588	237,026	249,391
Timeshare	2,815	2,911	3,117	3,644	3,740
Total	320,638	327,487	337,116	348,483	358,408

(1)          Includes majority owned and controlled hotels.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

As of December 31, 2004, management assessed the effectiveness of our internal control over financial reporting based on the framework established in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting as of December 31, 2004 was effective.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2004, is included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Certain of the information respecting executive officers required by this Item is set forth under the caption “Executive Officers of the Company” in Part I. Other information respecting executive officers, as well as the required information for directors, will be set forth under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to our officers, employees and directors, including the Company’s principal executive officer, principal financial officer, principal accounting officer and controller or persons performing similar functions. This Code of Ethics is also posted on our internet website located at www.hiltonworldwide.com (click on “Investor Relations,” then “Corporate Governance”). See “Additional Information—Available Information” under Item 1.

Item 11.   Executive Compensation

The information required by this Item will be set forth under “Executive Compensation,” “Compensation Committee Report on Executive Compensation—Chief Executive Officer Compensation,” “Retirement Plans” and “Change of Control Agreements” in our Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Certain of the information required by this Item will be set forth under “Security Ownership of Certain Beneficial Owners and Executive Officers” and “Election of Directors” in our Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

Equity Compensation Plan Information

The following table provides information as of December 31, 2004 with respect to shares of our Common Stock that may be issued under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	23,929,650		$14.06	(4)	27,684,850	(6)
Equity compensation plans not approved by security holders(2)	2,577,777	(3)	N/A	(5)	666,042	(7)
Total	26,507,427		$14.06	(4)	28,350,892

(1)   Consists of our 1990 Stock Option and Stock Appreciation Rights Plan, 1996 Stock Incentive Plan, 1997 Independent Director Stock Option Plan and 2004 Omnibus Equity Compensation Plan. Of such plans, the 2004 Omnibus Equity Compensation Plan is the only plan with shares remaining available for grant as of December 31, 2004.

(2)   Consists of our Supplemental Retirement and Retention Plan and Directors’ Stock and Deferred Retainer Plan.

(3)   Consists of 2,550,836 units under the Supplemental Retirement and Retention Plan and 26,941 units under the Directors’ Stock and Deferred Retainer Plan that entitle the recipients to receive an equivalent number of shares of Common Stock, subject to satisfaction of the conditions set forth in the respective plans.

(4)   Represents the weighted average exercise price of outstanding stock options. There are no exercise prices associated with grants of restricted stock units and performance stock units under the 2004 Omnibus Equity Compensation Plan.

(5)   There are no exercise prices associated with units included in the referenced plans.

(6)   Consists of 27,684,850 shares available for future issuance under the 2004 Omnibus Equity Compensation Plan.

(7)   Consists of 666,042 shares available for future issuance under the Supplemental Retirement and Retention Plan. The Directors’ Stock and Deferred Retainer Plan does not limit the number of shares that may be issued thereunder.

Supplemental Retirement and Retention Plan

The Supplemental Retirement and Retention Plan (the “SRRP”) was approved by our Board of Directors as of June 9, 2000. The SRRP is not a stockholder approved plan. Under the SRRP, a total of up to 3,500,000 supplemental retirement benefit units (“Units”) may be granted to our senior officers. Each grant of Units vests 25% per year over a four-year period and entitles the grantee to receive shares of Common Stock on a one-for-one basis upon retirement, with limited distribution available during employment. The SRRP also provides for an upward adjustment in the number of Units in a participant’s account based upon dividends and distributions paid by us with respect to the underlying shares of Common Stock, until distribution of such shares. The Units will become immediately vested in the event of a change of control of Hilton, as defined in the SRRP. Shares of Common Stock issued under the SRRP consist of treasury shares of Hilton. As of December 31, 2004, 2,550,836 Units were outstanding under the SRRP and 666,042 Units remained available for grant.

Directors’ Stock and Deferred Retainer Plan

The Directors’ Stock and Deferred Retainer Plan (“Director Retainer Plan”) was approved by our Board of Directors on September 11, 2001, effective as of January 1, 2002. The Director Retainer Plan is not a stockholder approved plan. The Director Retainer Plan provides non-employee directors the right to elect to receive their annual retainer fees in the form of (i) cash; (ii) Common Stock payable on a quarterly basis; or (iii) deferred units that vest immediately and are payable in shares of Common Stock on a one-for-one basis subsequent to a director’s retirement from the Board. The number of shares of Common Stock or deferred units received by a participant each quarter is based upon the closing price of our Common Stock on the NYSE on the last trading date of such quarter. Shares of Common Stock issued under the Director Retainer Plan consist of treasury shares of Hilton. As of December 31, 2004, nine non-employee directors were eligible to defer all or a portion of their annual retainer fees into Common Stock or deferred units under the Director Retainer Plan. As of December 31, 2004, 21,542 shares of Common Stock had been issued under the Director Retainer Plan and 26,941 deferred units were allocated to the accounts of non-employee directors.

Item 13.   Certain Relationships and Related Transactions

The information required by this Item will be set forth under “Certain Relationships and Related Transactions” in our Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

Item 14.   Principal Accounting Fees and Services

The information required by this Item will be set forth under “Election of Directors—Audit Fee Summary” and “—Audit Committee Pre-Approval Policy” in our Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)   Index to Financial Statements

1.      Financial Statements:

The consolidated financial statements and supplementary data are set forth under Item 8 of this Form 10-K.

2.      Financial Statement Schedules:

All schedules are inapplicable or the required information is included elsewhere herein.

(b)   Exhibits

Reference is made to the Index to Exhibits, immediately preceding the exhibits to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 9, 2005.

HILTON HOTELS CORPORATION
(Registrant)
By:	/s/ ROBERT M. LA FORGIA
Robert M. La Forgia
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 9, 2005.

/s/ STEPHEN F. BOLLENBACH	/s/ BENJAMIN V. LAMBERT
Stephen F. Bollenbach	Benjamin V. Lambert
Co-Chairman of the Board and Chief Executive Officer	Director
/s/ A. STEVEN CROWN	/s/ DAVID MICHELS
A. Steven Crown	David Michels
Director	Director
/s/ PETER M. GEORGE	/s/ JOHN H. MYERS
Peter M. George	John H. Myers
Director	Director
/s/ BARRON HILTON	/s/ JOHN L. NOTTER
Barron Hilton	John L. Notter
Co-Chairman of the Board	Director
/s/ DIETER HUCKESTEIN	/s/ DONNA F. TUTTLE
Dieter Huckestein	Donna F. Tuttle
Director	Director
/s/ ROBERT L. JOHNSON	/s/ PETER V. UEBERROTH
Robert L. Johnson	Peter V. Ueberroth
Director	Director
/s/ ROBERT M. LA FORGIA	/s/ SAM D. YOUNG
Robert M. La Forgia	Sam D. Young
Senior Vice President and Chief Financial Officer (Chief Accounting Officer)	Director

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Registrant, as amended (incorporated herein by reference from Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 (File No. 333-18523))
3.2

Amendment to Restated Certificate of Incorporation of Registrant, relating to Exhibit 3.1 hereto (incorporated herein by reference from Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1997)

3.3

Amendment to Restated Certificate of Incorporation of Registrant, relating to Exhibits 3.1 and 3.2 hereto (incorporated herein by reference from Appendix F to Registrant’s Registration Statement on Form S-4 (File No. 333-89437))

3.4	By Laws of Registrant, as amended (incorporated herein by reference from Exhibit 4.2 to Registrant’s Registration Statement on Form S-3 (File No. 333-18523))
3.5	Amendment to By Laws of Registrant, relating to Exhibit 3.4 hereto (incorporated herein by reference from Exhibit 3.4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998)
3.6	Amendment to By Laws of Registrant, relating to Exhibits 3.4 and 3.5 hereto (incorporated herein by reference from Appendix G to Registrant’s Registration Statement on Form S-4 (File No. 333-89437))
3.7

Amendment to By Laws of Registrant, relating to Exhibits 3.4, 3.5 and 3.6 hereto (incorporated herein by reference from Exhibit 3.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

4.1

Indenture, dated as of July 1, 1988, between Registrant and Morgan Guaranty Trust Company of New York, as Trustee, regarding Registrant’s Senior Debt Securities (incorporated herein by reference from Exhibit 4.1 to Post Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-3 (File No. 2-99967))

4.2

First Supplemental Indenture, dated as of June 30, 1992, between Registrant and Morgan Guaranty Trust Company of New York, as Trustee, regarding Registrant’s Senior Debt Securities, relating to Exhibit 4.1 hereto (incorporated herein by reference from Exhibit 4.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992)

4.3

Indenture, dated as of April 22, 2003, between Registrant and BNY Western Trust Company, as Trustee, regarding Registrant’s 3.375% Convertible Senior Notes due 2023, including the form of Note thereof (incorporated herein by reference from Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 (File No. 333-107159))

4.4.1

Indenture, dated as of April 15, 1997, between Registrant and BNY Western Trust Company, as Trustee, regarding Registrant’s Debt Securities (incorporated herein by reference from Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated April 15, 1997)

4.4.2	Officers’ Certificate containing terms of 7.95% Senior Notes due 2007 (incorporated herein by reference from Exhibit 99 to Registrant’s Current Report on Form 8-K, dated April 15, 1997)
4.4.3

Officers’ Certificate containing terms of 7.20% Senior Notes due 2009 and 7.5% Senior Notes due 2017 (incorporated herein by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated December 17, 1997)

4.4.4	Officers’ Certificate containing terms of 8.25% Senior Notes due 2011 (incorporated herein by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K, dated February 12, 2001)
4.4.5	Officers’ Certificate containing terms of 7.625% Senior Notes due 2008 (incorporated herein by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K, dated May 10, 2001)
4.4.6	Officers’ Certificate containing terms of 8% Quarterly Interest Bonds due 2031 (incorporated herein by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K, dated August 16, 2001)
4.4.7

Officers’ Certificate containing terms of 7.43% Chilean Inflation Indexed (UF) Notes due 2009 (incorporated herein by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K, dated August 29, 2001)

4.4.8	Officers’ Certificate containing terms of 7.625% Senior Notes due 2012 (incorporated herein by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K, dated November 21, 2002)
4.5

Five Year Credit Agreement, dated as of August 29, 2003, among Registrant, Bank of America, N.A., as Administrative Agent, and the financial institutions signatory thereto (incorporated herein by reference from Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003)

4.6

Loan Agreement, dated as of September 27, 2000, among Phoenix SP Hilton LLC, S.F. Hilton, Inc., Chicago Hilton LLC, Short Hills Hilton LLC and McLean Hilton LLC, as Borrowers, and Secore Financial Corporation, as Lender (incorporated herein by reference from Exhibit 99.01 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2000)

4.7

First Amendment to Loan Agreement, dated as of October 30, 2000, among Phoenix SP Hilton LLC, S.F. Hilton, Inc., Chicago Hilton LLC, Short Hills Hilton LLC and McLean Hilton LLC, as Borrowers, and Morgan Stanley Dean Witter Mortgage Capital Inc., as Lender, relating to Exhibit 4.6 hereto (incorporated herein by reference from Exhibit 99.02 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2000)

4.8

Rights Agreement, dated as of November 29, 1999, between Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated herein by reference from Exhibit 1 to Registrant’s Registration Statement on Form 8-A, dated December 1, 1999)

4.9

Amendment to Rights Agreement Changing Rights Agent, dated as of February 15, 2001, between Registrant and The Bank of New York, as Rights Agent, relating to Exhibit 4.8 hereto (incorporated herein by reference from Exhibit 4.22 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.1

1990 Stock Option and Stock Appreciation Rights Plan of Registrant, together with the Stock Option Agreement relating thereto, both as amended (incorporated herein by reference from Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990)*

10.2

Amendment, dated January 20, 1994, to the 1990 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibit 10.1 hereto (incorporated herein by reference from Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993)*

10.3

Amendment, dated January 19, 1995, to the 1990 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibits 10.1 and 10.2 hereto (incorporated herein by reference from Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994)*

10.4

Amendment, dated November 14, 1996, to the 1990 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibits 10.1, 10.2 and 10.3 hereto (incorporated herein by reference from Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)*

10.5

Fourth Amendment, dated as of December 31, 1998, to the 1990 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibits 10.1 through 10.4 hereto (incorporated herein by reference from Exhibit 99.9 to Registrant’s Current Report on Form 8-K, dated January 8, 1999)*

10.6

Amended and Restated 1996 Stock Incentive Plan of Registrant (incorporated herein by reference from Exhibit 4.1 to Registrant’s Post Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 333-04273))*

10.7

Amendment, dated as of November 14, 2001, to the Amended and Restated 1996 Stock Incentive Plan of Registrant, relating to Exhibit 10.6 hereto (incorporated herein by reference from Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)*

10.8	1997 Independent Director Stock Option Plan of Registrant (incorporated herein by reference from Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997)*
10.9

First Amendment, dated as of December 31, 1998, to the 1997 Independent Director Stock Option Plan of Registrant, relating to Exhibit 10.8 hereto (incorporated herein by reference from Exhibit 99.11 to Registrant’s Current Report on Form 8-K, dated January 8, 1999)*

10.10

Second Amendment, dated as of November 11, 1999, to the 1997 Independent Director Stock Option Plan of Registrant, relating to Exhibits 10.8 and 10.9 hereto (incorporated herein by reference from Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)*

10.11

Third Amendment, dated as of November 14, 2001, to the 1997 Independent Director Stock Option Plan of Registrant, relating to Exhibits 10.8, 10.9 and 10.10 hereto (incorporated herein by reference from Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)*

10.12	2004 Omnibus Equity Compensation Plan of Registrant (incorporated herein by reference from Exhibit B Registrant’s Proxy Statement, dated as of April 8, 2004)*
10.12.1	Form of stock unit grant agreement under 2004 Omnibus Equity Compensation Plan of Registrant*
10.12.2	Form of performance unit grant agreement under 2004 Omnibus Equity Compensation Plan of Registrant*
10.13	Directors’ Stock and Deferred Retainer Plan of Registrant (incorporated herein by reference from Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-72906))*
10.14	Annual Incentive Plan of Registrant (incorporated herein by reference from Exhibit C to Registrant’s Proxy Statement, dated as of April 8, 2004)*

10.15	Supplemental Executive Retirement Plan of Registrant, as amended (incorporated herein by reference from Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991)*
10.16

Amendment, effective April 1, 1994, to the Supplemental Executive Retirement Plan of Registrant, relating to Exhibit 10.15 hereto (incorporated herein by reference from Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994)*

10.17

Amendment, effective December 31, 1996, to the Supplemental Executive Retirement Plan of Registrant, relating to Exhibits 10.15 and 10.16 hereto (incorporated herein by reference from Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)*

10.18

Doubletree Hotels Corporation Supplemental Executive Retirement Plan, dated as of February 15, 1997, as amended by letter dated December 9, 1997 (incorporated herein by reference from Exhibit 10.29 to the Promus Hotel Corporation Annual Report on Form 10-K for the year ended December 31, 1998)*

10.19	Directors’ Retirement Benefit Plan of Registrant, as amended (incorporated herein by reference from Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991)*
10.20

First Amendment, dated July 31, 1997, to the Directors’ Retirement Benefit Plan of Registrant, relating to Exhibit 10.19 hereto (incorporated herein by reference from Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997)*

10.21	Retirement Benefit Replacement Plan of Registrant, as amended (incorporated herein by reference from Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992)*
10.22

Amendment, dated as of January 1, 1994, to the Retirement Benefit Replacement Plan of Registrant, relating to Exhibit 10.21 hereto (incorporated herein by reference from Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993)*

10.23

Amendment, effective April 1, 1994, to the Retirement Benefit Replacement Plan of Registrant, relating to Exhibits 10.21 and 10.22 hereto (incorporated herein by reference from Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994)*

10.24

Amendment, effective December 31, 1996, to the Retirement Benefit Replacement Plan of Registrant, relating to Exhibits 10.21, 10.22 and 10.23 hereto (incorporated herein by reference from Exhibit 10.24 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)*

10.25	2005 Executive Deferred Compensation Plan of Registrant (incorporated herein by reference from Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-122019))*
10.26

Supplemental Retirement and Retention Plan of Registrant, dated as of June 1, 2000 (incorporated herein by reference from Exhibit 10.42 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)*

10.27

First Amendment to the Supplemental Retirement and Retention Plan of Registrant, relating to Exhibit 10.26 hereto (incorporated herein by reference from Exhibit 10.46 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)*

10.28

Form of Change of Control Agreement between Registrant and each of Matthew J. Hart, Dieter Huckestein, Thomas L. Keltner and Madeleine A. Kleiner (incorporated herein by reference from Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)*

10.29

First Amendment to form of Change of Control Agreement, relating to Exhibit 10.28 hereto (incorporated herein by reference from Exhibit 10.48 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)*

10.30	Amended and Restated Employment Agreement, dated as of November 11, 2004 and amended as of January 27, 2005, between Registrant and Stephen F. Bollenbach*
11	Computation of Earnings Per Share
12	Computation of Ratios of Earnings to Fixed Charges
21	List of Registrant’s Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Undertakings

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