Form 10-Q
period 2005-03-31
HILTON HOTELS CORP
filed 2005-05-03
CIK 47580

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 29, 2005—Common Stock, $2.50 par value—381,857,972 shares.

PART I—FINANCIAL INFORMATION

Company or group of companies for which report is filed:

HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1.                FINANCIAL STATEMENTS

Consolidated Statements of Income
(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2004	2005
	(unaudited)
Revenue
Owned hotels	$482	495
Leased hotels	26	28
Management and franchise fees	89	102
Timeshare and other income	120	154
	717	779
Other revenue from managed and franchised properties	277	297
	994	1,076
Expenses
Owned hotels	371	376
Leased hotels	25	26
Depreciation and amortization	83	80
Impairment loss and related costs	—	2
Other operating expenses	101	122
Corporate expense	19	24
	599	630
Other expenses from managed and franchised properties	274	293
	873	923
Operating income from unconsolidated affiliates	10	10
Operating Income	131	163
Interest and dividend income	10	4
Interest expense	(70)	(64)
Net interest from unconsolidated affiliates and non-controlled interests	(6)	(6)
Net (loss) gain on asset dispositions and other	(4)	11
Loss from non-operating affiliates	—	(5)
Income Before Taxes and Minority and Non-Controlled Interests	61	103
Provision for income taxes	(21)	(36)
Minority and non-controlled interests, net	(3)	(3)
Net Income	$37	64
Basic Earnings Per Share	$.10	.17
Diluted Earnings Per Share	$.10	.16

See notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries
Consolidated Balance Sheets
(in millions)

	December 31,	March 31,
	2004	2005
		(unaudited)
ASSETS
Current Assets
Cash and equivalents	$303	282
Restricted cash	163	147
Accounts receivable, net	269	328
Inventories	144	155
Deferred income taxes	85	86
Current portion of notes receivable, net	68	45
Other current assets	74	57
Total current assets	1,106	1,100
Investments, Property and Other Assets
Investments and notes receivable, net	635	644
Property and equipment, net	3,510	3,480
Management and franchise contracts, net	336	323
Leases, net	111	110
Brands	970	970
Goodwill	1,240	1,240
Other assets	334	337
Total investments, property and other assets	7,136	7,104
Total Assets	$8,242	8,204
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$611	625
Current maturities of long-term debt	14	14
Income taxes payable	4	4
Total current liabilities	629	643
Long-term debt	3,633	3,632
Non-recourse debt of non-controlled entity	100	100
Deferred income taxes and other liabilities	1,312	1,330
Stockholders’ equity	2,568	2,499
Total Liabilities and Stockholders’ Equity	$8,242	8,204

See notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries
Consolidated Statements of Cash Flow
(in millions)

	Three Months Ended
	March 31,
	2004	2005
	(unaudited)
Operating Activities
Net income	$37	64
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83	80
Amortization of loan costs	2	2
Net loss (gain) on asset dispositions	4	(11)
Loss from non-operating affiliates	—	5
Impairment loss and related costs	—	2
Change in working capital components:
Inventories	9	(11)
Accounts receivable	(26)	(58)
Other current assets	10	16
Accounts payable and accrued expenses	20	15
Income taxes payable	14	—
Restricted cash	(23)	16
Change in deferred income taxes	8	15
Change in other liabilities	9	9
Unconsolidated affiliates’ distributions in excess of earnings	5	—
Change in timeshare notes receivable	(21)	(22)
Other	12	(3)
Net cash provided by operating activities	143	119
Investing Activities
Capital expenditures	(28)	(27)
Additional investments	(12)	(15)
Proceeds from asset dispositions	6	9
Payments received on notes and other	31	30
Net cash used in investing activities	(3)	(3)
Financing Activities
Change in revolving loans	(100)	—
Long-term borrowings	—	14
Reduction of long-term debt	(4)	(4)
Issuance of common stock	11	19
Repurchase of common stock	—	(158)
Cash dividends	(8)	(8)
Net cash used in financing activities	(101)	(137)
Increase (Decrease) in Cash and Equivalents	39	(21)
Cash and Equivalents at Beginning of Year	9	303
Cash and Equivalents at End of Period	$48	282

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1:   General

The consolidated financial statements presented herein have been prepared by Hilton Hotels Corporation in accordance with the accounting policies described in our 2004 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The consolidated financial statements for the three months ended March 31, 2004 and 2005 are unaudited; however, in the opinion of management, all adjustments (which include normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

Note 2:   Earnings Per Share

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding totaled 381 million and 387 million for the three months ended March 31, 2004 and 2005, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of stock-based compensation and convertible securities increased the weighted average number of common shares by 33 million and 34 million for the three months ended March 31, 2004 and 2005, respectively. In addition, the increase to net income resulting from interest on convertible securities assumed to have not been paid was $3 million for each of the three months ended March 31, 2004 and 2005.

Note 3:   Stock-Based Compensation

We apply Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for our stock-based compensation plans. Prior to 2004, our stock-based compensation consisted primarily of stock options. No compensation cost is reflected in our net income related to our stock option awards for the periods presented, as all stock options had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant.

We granted 400,000 stock options with an exercise price of $22.19 per share and an estimated fair value of approximately $13.12 per share in 2005. No stock options were granted in 2004. For disclosure purposes, we estimated the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005: dividend yield of one percent; expected volatility of 55 percent; risk-free interest rate of 4.1 percent and expected life of 8 years.

During the first quarter of 2005, we granted 1,272,000 stock units and 811,000 performance units, both with a grant date fair value of approximately $22.19 per share. Stock units and performance units settle for shares of our common stock on a one-for-one basis. The stock units vest annually in a straight-line manner over four years. The performance units vest in full at the end of a three-year period, and are payable from 0% to 150% of the target amount based on the extent that pre-determined performance measures are achieved. In accordance with APB 25, compensation expense for the stock units is measured at the fair value of the underlying stock at the date of grant, and compensation expense associated with performance units is subject to adjustment for changes in the underlying stock price over the vesting period, as well as changes in estimates relating to whether the performance objectives will be achieved. Compensation expense for both stock units and performance units is amortized over the respective vesting periods. Consolidated compensation expense related to stock units and performance units was approximately $5 million in the first quarter of 2005. No stock units or performance units were outstanding in the first quarter of 2004.

We also provide supplemental retirement benefits to eligible senior officers in the form of stock units that settle for shares of our common stock on a one-for-one basis. The compensation expense associated with the benefits is expensed over the four-year vesting period. The pre-tax expense under these plans totaled approximately $2 million in the three-month period ended March 31, 2004. The expense in the three months ended March 31, 2005 was not significant.

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

	Three months ended
	March 31,
	2004	2005
	(in millions, except per share amounts)
Net income:
As reported	$37	64
Add back: Compensation expense included in reported net income, net of tax	1	3
Deduct: Fair-value compensation expense for all awards, net of tax	(4)	(6)
As adjusted	$34	61
Basic earnings per share:
As reported	$.10	.17
As adjusted	$.09	.16
Diluted earnings per share:
As reported	$.10	.16
As adjusted	$.09	.15

Note 4:   Comprehensive Income

	Three months ended
	March 31,
	2004	2005
	(in millions)
Net income	$37	64
Change in unrealized gains and losses, net of tax	4	(2)
Cash flow hedge adjustment, net of tax	(4)	1
Comprehensive income	$37	63

Note 5:   Synthetic Fuel Investment

In August 2004, we acquired a 24 percent minority interest in a coal-based synthetic fuel facility for approximately $32 million. Our investment is accounted for using the equity method as we lack a controlling financial interest. The facility produced operating losses, our proportionate share of which totaled approximately $5 million for the three months ended March 31, 2005. This loss is reflected as loss from non-operating affiliates in the accompanying consolidated statements of income.

The synthetic fuel produced at this facility qualifies for tax credits (based on Section 29 of the Internal Revenue Code) which reduce our provision for income taxes. The Section 29 credits are expected to be available for fuel produced at the facility through 2007. The tax credits, combined with the tax benefit associated with the operating losses, totaled approximately $6 million for the three months ended March 31, 2005. As a result, the net benefit to our net income from the investment was approximately $1 million for the three months ended March 31, 2005.

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

We assess on a quarterly basis the effectiveness of our hedges in offsetting the variability in the cash flow or fair values of the hedged obligations. There were no amounts recognized or reclassified into earnings for the three months ended March 31, 2004 or 2005 due to hedge ineffectiveness or due to excluding from the assessment of effectiveness any component of the derivatives.

Concurrent with our investment in a synthetic fuel facility in August 2004, we entered into a derivative contract covering 2.5 million barrels of oil, which is effective for the calendar year ending December 31, 2005. The derivative contract involves two call options that provide for net cash settlement at expiration based on the full year 2005 average trading price of oil in relation to the strike price of each option. If the average price of oil in 2005 is less than $55 per barrel, the derivative will yield no payment. If the average price of oil exceeds $55 per barrel, the derivative will yield a payment equal to the excess of the average price over $55 per barrel, multiplied by the number of barrels covered, up to a maximum price per barrel of $68. The purpose of the transaction is to provide economic protection against an increase in oil prices that could limit the amount of tax credits available under Section 29 of the Internal Revenue Code. The strike prices of the two call options are intended to approximate the price ranges under which the tax credit could be reduced or eliminated by an increase in oil prices. This agreement does not qualify for hedge accounting and, as a result, changes in the fair value of the derivative agreement are reflected in earnings. Results for the three months ended March 31, 2005 include a $5 million pre-tax gain resulting from an increase in the market value of this derivative contract. This gain is included in net gain on asset dispositions and other in the accompanying consolidated statements of income.

Note 7:   New Accounting Standards

In September 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus regarding accounting issues related to certain features of contingently convertible debt and the effect on diluted earnings per share (EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”). In November 2004, the EITF changed the transition provisions of the consensus to require that the guidance be applied to reporting periods ending after December 15, 2004. Under previous interpretations of FAS 128, “Earnings per Share,” issuers of contingently convertible debt excluded the potential common shares underlying the debt instrument from the calculation of diluted earnings per share until the contingency was met. The EITF consensus requires that potential shares underlying the debt instrument should be included in diluted earnings per share computations (if dilutive) regardless of whether the contingency has been met.

Our consolidated debt balance includes $575 million of contingently convertible debt, which was issued in the second quarter of 2003. As required, the consensus has been retroactively applied to all periods during which the instrument was outstanding. Our calculation of diluted earnings per share for the three month periods ended March 31, 2004 and 2005 reflects the impact of the required implementation of EITF 04-8.

In December 2004, the FASB issued FAS 123R, “Share-Based Payment,” which eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method. Pro forma disclosure is no longer an alternative. FAS 123R also requires that the tax benefit associated with these share-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. In April 2005, the Securities and Exchange Commission adopted a rule that delayed the compliance dates for adoption of FAS 123R, which we had previously been required to adopt no later than July 1, 2005. The SEC’s rule allows companies to implement FAS 123R at the beginning of their next fiscal year. As a result, we intend to adopt FAS 123R effective January 1, 2006.

As permitted by FAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation expense for employee stock options. The adoption of FAS 123R will result in increased compensation expense in our reported results. Had we adopted FAS 123R in prior periods, the impact of the standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 3.

In December 2004, the FASB issued FAS 152, “Accounting for Real Estate Time-Sharing Transactions.” FAS 152 amends existing accounting guidance to reference the financial accounting and reporting guidance for real estate time-sharing transactions provided in AICPA Statement of Position 04-02, “Accounting for Real Estate Time-Sharing Transactions.” FAS 152 will be effective for our financial statements issued after January 1, 2006. The new accounting guidance requires, among other things, that costs incurred to sell timeshare units generally be charged to expense as incurred, including marketing expenses. This is consistent with our existing accounting treatment and is not expected to impact our reported results. The new standard will also require a change in the classification of certain items currently reported as expenses, requiring these items to be reflected as reductions of revenue. The impact to reported revenue is not expected to be significant, and timeshare operating income will not be affected.

FAS 152 will also impact the timing of expense recognition when pre-sales of projects under construction occur and we use the percentage of completion method of accounting. We are currently allowed to defer sales and marketing expenses in the same proportion as the deferred revenue during construction. FAS 152 allows only the deferral of “direct” sales and marketing expenses. This will result in earlier recognition of sales and marketing expenses during the construction period, but will not impact the total sales and marketing expenses recognized. The impact of this change is dependent on the timing and duration of construction and the extent of pre-sales; however, it is not expected to affect reported results in 2006.

Note 8:   Variable Interest Entities

We manage two hotels in which we have variable interests, as defined in FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46R), due to the terms of performance guarantees. The performance guarantee associated with one of the hotel management agreements does not expose us to the majority of expected cash flow variability and therefore this hotel is not consolidated. Our maximum exposure to loss on this contract consists of future management fees and our potential obligation to fund the performance guarantee which, as of March 31, 2005, totaled approximately $43 million through 2012.

The second of the two contracts contains provisions that expose us to the majority of expected cash flow variability. As a result, we are considered to be the primary beneficiary under FIN 46R, and are required to consolidate the balance sheet and results of operations of the hotel. Our consolidated balance sheets include the assets and liabilities of this non-controlled hotel, including $9 million and $11 million of cash and equivalents (reflected as restricted cash) as of December 31, 2004 and March 31, 2005, respectively, and $100 million of debt which is non-recourse to us at both dates. The debt is secured by the fixed assets of the hotel with a historical cost of $84 million as of December 31, 2004 and March 31, 2005. The net equity of the hotel is a retained deficit of approximately $61 million and $59 million as of December 31, 2004 and March 31, 2005, respectively, and is reflected on our consolidated balance sheet in other assets. The revenue and operating expenses of this property are included in other revenue and expenses from managed and franchised properties in the consolidated statements of income. Our financial exposure to this property consists of the fees we earn under the management agreement and costs we may incur under the performance guarantee. The net effect of the other earnings of this property, which belongs to the hotel owners, is eliminated from our consolidated results through minority and non-controlled interests expense in the consolidated statements of income.

Note 9:   Segment Information

Our operations consist of three reportable segments which are based on similar products or services: Hotel Ownership, Managing and Franchising, and Timeshare. Segment results are presented net of consolidating eliminations for fee-based services, which is the basis used by management to evaluate segment performance. Managing and Franchising revenue includes reimbursements from managed properties and franchisees for certain costs incurred on their behalf, which are included in other revenue from managed and franchised properties in the consolidated statements of income. Segment results are as follows:

	Three months ended
	March 31,
	2004	2005
	(in millions)
Revenue
Hotel Ownership	$519	531
Managing and Franchising	366	399
Timeshare	109	146
	$994	1,076
Operating income:
Hotel Ownership	$68	76
Managing and Franchising	80	95
Timeshare	26	40
Corporate and other unallocated expenses	(43)	(48)
Total operating income	131	163
Interest and dividend income	10	4
Interest expense	(70)	(64)
Net interest from unconsolidated affiliates and non-controlled interests	(6)	(6)
Net (loss) gain on asset dispositions and other	(4)	11
Loss from non-operating affiliates	—	(5)
Income before taxes and minority and non-controlled interests	61	103
Provision for income taxes	(21)	(36)
Minority and non-controlled interests, net	(3)	(3)
Net Income	$37	64

Note 10:   Asset Dispositions

In the 2005 first quarter, we sold the Hilton Tarrytown in New York for total cash consideration of approximately $9 million. The sale resulted in a pre-tax gain of approximately $5 million. After the sale, the hotel was converted to a Doubletree under a long-term franchise agreement. The $11 million gain on asset dispositions and other in our consolidated statement of income for the 2005 first quarter also includes a $5 million unrealized gain on our oil futures derivative (see Note 6) based on the market value of the contract at March 31, 2005 and a net gain of $1 million related to excess proceeds received on the disposition of certain management and franchise agreements to which value had been assigned. The $4 million loss on asset dispositions and other in the 2004 first quarter is primarily due to the write off of values assigned to certain long-term management and franchise agreements that were terminated in the quarter.

In the 2004 first quarter, we sold the Doubletree La Posada Resort—Scottsdale in Arizona for total consideration of approximately $30 million, including approximately $6 million in cash and a note receivable for approximately $24 million. The note receivable was repaid in the first quarter of 2005. No book gain or loss was realized on the sale; however, the transaction generated a capital gain for tax purposes, which enabled us to utilize existing capital loss tax carryforwards that had been fully reserved in prior periods. The transaction resulted in a net benefit to our income tax provision of approximately $2 million.

We consider properties to be assets held for sale when management approves and commits to a formal plan to actively market a property for sale, executes a formal sales contract, allows the buyer to complete its due diligence review, and receives a non-refundable deposit. Until necessary approvals have been received and substantive conditions to the buyer’s obligation to perform have been satisfied, we do not consider a sale to be probable.

Upon designation as an asset held for sale, we review the carrying value of the property and, as appropriate, adjust the value to the lower of its carrying value or its estimated fair value less estimated cost to sell, and we stop recording depreciation expense. To the extent we realize gains from the sale of real estate and maintain significant continuing involvement in the form of a long-term management contract, the gain is deferred and recognized in earnings over the term of the contract. Results in the three months ended March 31, 2004 and 2005 include the recognition of pre-tax deferred gains totaling $4 million in both periods.

Note 11:   Impairment Loss and Related Costs

Results in the 2005 first quarter include an impairment loss totaling $2 million. This pre-tax charge represents the write down of a non-hotel cost basis investment to its estimated fair value.

Note 12:   Stock Repurchases

In the first quarter of 2005, we repurchased approximately 7.2 million shares of our common stock at a total cost of approximately $158 million. No shares were repurchased in the 2004 first quarter. The timing of stock purchases is at the discretion of management. In March 2005, we announced that our Board of Directors authorized the repurchase of up to an additional 50 million shares of common stock. As of March 31, 2005, approximately 49.8 million shares remained authorized for repurchase under this authority.

Note 13:   Guarantees

We have established franchise financing programs with third party lenders to support the growth of our Hilton Garden Inn, Homewood Suites by Hilton, Hampton and Embassy Suites brands. As of March 31, 2005, we have provided guarantees of $42 million on loans outstanding under the programs. In addition, we have guaranteed $36 million of debt and other obligations of unconsolidated affiliates and third parties, bringing our total guarantees to $78 million. Our outstanding guarantees have remaining terms of one to seven years. We also have commitments under letters of credit totaling $60 million as of March 31, 2005. We believe it is unlikely that material payments will be required under our outstanding guarantees.

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

We have also provided performance guarantees to certain owners of hotels which we operate under management contracts. Most of these guarantees allow us to terminate the contract rather than fund shortfalls if specified performance levels are not achieved. In limited cases, we are obligated to fund performance shortfalls. At March 31, 2005, we have two contracts containing performance guarantees with possible cash outlays totaling approximately $176 million through 2012. Funding under these performance guarantees totaled approximately $4 million in 2004, and is expected to total approximately $4 million in 2005. Funding under these guarantees in future periods is dependent on the operating performance levels of these hotels over the remaining term of the performance guarantee. Although we anticipate that the future operating performance levels of these hotels will be largely achieved, there can be no assurance that this will be the case. In addition, we do not anticipate losing a significant number of management contracts in 2005 pursuant to these guarantees.

Our consolidated financial statements at March 31, 2005 include liabilities of approximately $5 million for potential obligations under our outstanding guarantees.

Note 14:   Employee Benefit Plans

We have a noncontributory retirement plan (Basic Plan) which covers many of our non-union employees. Benefits are based upon years of service and compensation, as defined. Since December 31, 1996, employees have not accrued additional benefits under the Basic Plan. We do not expect to make any material contributions to the Basic Plan in 2005. Our net periodic benefit cost for the three months ended March 31, 2004 and 2005 consisted of the following:

	Three months ended
	March 31,
	2004	2005
	(in millions)
Expected return on plan assets	$5	5
Interest cost	(4)	(4)
Amortization of prior service cost	(1)	(1)
Net periodic benefit cost	$—	—

Note 15:   Reclassifications

Our consolidated statement of cash flow for the first quarter of 2004 has been reclassified to present the net change in timeshare notes receivable in cash provided by operating activities. We previously reflected the issuance of timeshare notes and the related payments received within investing activities. This reclassification resulted in a decrease in net cash provided by operating activities totaling $21 million in the first quarter of 2004, with a corresponding reduction in net cash used in investing activities. The reclassification has no impact on our previously reported consolidated statement of income or consolidated balance sheet. Certain other prior period amounts have been reclassified to conform with the current year presentation, primarily related to our separate presentation of restricted cash in the consolidated balance sheet and consolidated statement of cash flow.

Note 16:   Subsequent Events

In April 2005, we completed a transaction whereby we will acquire the fee interest in 62 acres of land on which the Hilton Waikoloa Village is located on Hawaii’s Big Island. The purchase price for this transaction is approximately $115 million. We had previously leased the land pursuant to an agreement expiring in 2061.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are engaged in the ownership, management and development of hotels, resorts and timeshare properties and the franchising of lodging properties. At March 31, 2005, our system contained 2,286 properties with approximately 363,000 rooms. Our brands include Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Hampton, Homewood Suites by Hilton and Conrad. In addition, we develop and operate timeshare resorts through Hilton Grand Vacations Company and its related entities. We are also engaged in various other activities related or incidental to the operation of hotels.

The number of properties and rooms at March 31, 2005 by brand and by type are as follows:

Brand	Properties	Rooms	Type	Properties	Rooms
Hilton	235	91,359	Owned(1)	49	30,774
Hilton Garden Inn	226	30,818	Leased	7	2,643
Doubletree	152	40,267	Joint Venture	58	18,409
Embassy Suites	176	42,869		114	51,826
Homewood Suites by Hilton	150	16,799	Managed	211	52,628
Hampton	1,295	130,893	Franchised	1,929	254,849
Other	20	6,298		2,140	307,477
Timeshare	32	3,776	Timeshare	32	3,776
Total	2,286	363,079	Total	2,286	363,079

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

We anticipate that a favorable economic environment will continue to benefit the lodging industry and our company during the remainder of 2005. A continuation of strong hotel demand among business, group and leisure travelers, combined with limited full-service hotel supply growth, should enable us to charge higher room rates. We also anticipate continued growth in our management and franchise fee business as the number of hotels in our system continues to increase, as well as a strong year from our timeshare business. Challenges are expected to include continued short reservation lead times for our group business and increasing costs. Increases in energy and healthcare costs combined with higher property taxes are expected to put pressure on margins. Our results could also be impacted by potential labor disputes involving the hotel industry. We will continue to focus on managing our costs, achieving revenue per available room (RevPAR) premiums in the markets where we operate, increasing occupancy, adding new units to our family of brands, leveraging technology and delivering outstanding customer service. We believe that our focus on these core strategies, combined with our financial strength, diverse market presence, strong brands and strategically located properties will enable us to remain competitive.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2004, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include accounting for notes receivable, long-lived assets, intangible assets, self-insurance reserves and commitments. We have not changed these policies from those previously disclosed in our annual report.

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

During the first three months of 2005, we added a total of 35 properties, primarily franchises, with approximately 5,800 rooms to our system. A total of eight properties, primarily franchises, with approximately 1,100 rooms were removed from our system during the same period due primarily to product quality issues. We expect to add 130 to 150 hotels and 16,000 to 20,000 rooms to our system in 2005, with Hampton and Hilton Garden Inn accounting for most of the new development. We expect virtually all of this growth to be through franchise and management agreeements.

We believe the continued strong performance of our brands has enabled us to significantly enhance our development pipeline versus our industry competitors. We had more than 500 hotels, primarily franchises, with 60,000 rooms in our development pipeline at March 31, 2005. The consummation of transactions in our development pipeline is subject to various conditions and uncertainties.

Our ability to grow the number of hotels in our system is affected by the factors referenced under “Forward-Looking Statements,” such as national and regional economic conditions; the effects of actual and threatened terrorist attacks and international conflicts; credit availability; relationships with franchisees and property owners; and competition from other hotel brands.

In total, we anticipate spending approximately $430 million on capital expenditures in 2005, which includes $140 million for routine improvements, $190 million on timeshare projects and $100 million in hotel renovation, ROI and special projects. Routine improvements include expenditures for equipment, hotel fixtures and wall and floor coverings. Expenditures required to complete our capital spending programs will be financed through available cash flow and general corporate borrowings. Anticipated capital expenditures are subject to change due to, among other things, changes in business operations and economic conditions.

We will continue to review our owned hotel portfolio for potential repositioning or re-branding opportunities (see “Liquidity and Capital Resources—Asset Dispositions”). It is our intention to be opportunistic when evaluating potential asset sales and we will look to sell particular hotel properties to the extent we can obtain premium prices. We are currently marketing for sale certain of our owned hotels, including the Palmer House Hilton in Chicago. As discussed in Note 10 to the consolidated financial statements, until necessary approvals have been received and substantive conditions to the buyer’s obligation to perform have been satisfied, we do not consider a sale to be probable. When we sell a hotel property, it is generally our preference to retain a management or franchise agreement; however, we may sell hotels without maintaining our brand.

Hotel Ownership

Capital expenditures during the first three months of 2005 totaled $27 million, consisting primarily of routine improvements. We continue to place a priority on making appropriate capital expenditures to maintain our owned assets. We are installing self-service check-in kiosks at our larger hotels. We have installed these kiosks at nearly 50 of our owned and managed hotels as of March 31, 2005. Our Embassy Suites hotels have begun installing the kiosks, with full deployment at all Embassy Suites properties expected by early 2006.

Managing and Franchising

Total property additions in the first three months of 2005 included 31 franchised properties and three managed properties. These additions included seven properties which, due in part to the market share leadership of our brands, were converted to our family of brands in the period. The seven conversions included three Hiltons, three Doubletrees and one Homewood Suites by Hilton.

While unit growth for the full-year 2005 is expected to be driven primarily by Hampton Inn and Hilton Garden Inn, we are seeing strong growth in our full-service Hilton and Doubletree brands as well. The Doubletree and Hilton brands expect to add 15 hotels and 13 hotels, respectively, to our system in 2005. The Homewood Suites by Hilton additions in the first quarter included that brand’s 150th hotel, which opened outside Philadelphia.

In 2004, we signed agreements to manage a new 442-suite Conrad hotel on the Las Vegas Strip (scheduled 2007 opening) and a new 243-room Conrad hotel in downtown Indianapolis (scheduled 2006 opening). As part of a joint initiative with Hilton International Co., plans for new Conrad hotels in major U.S. cities and international locations are in various stages of discussion. The growth in the Conrad brand will continue to be primarily through management agreements.

Timeshare

We are currently developing new timeshare projects in Las Vegas and Orlando, as well as in Waikoloa on the Big Island of Hawaii. The Waikoloa project will have 120 units and is scheduled for completion in early 2006. At our International Drive property in Orlando (Tuscany Village), the project has 96 units open, representing the first two phases. Construction is continuing on the next 140 units, with 70 units scheduled to open in spring 2005 and 70 units scheduled to open in mid-2005. In the 2005 first quarter, we broke ground on another 70 units at this location with completion scheduled for spring 2006. Also in Orlando, we are adding 48 units to our existing property adjacent to Sea World. The second phase of our property on the Las Vegas Strip, which consists of 431 units, is on schedule for completion in summer 2006. Upon the opening of phase two, approximately half of the planned four-tower, 1,577-unit project will have been completed.

Capital expenditures associated with our timeshare operations during the first three months of 2005 totaled $33 million. Timeshare capital expenditures are expected to total approximately $190 million this year, as we continue to invest in the development of new product in Las Vegas, Orlando and Hawaii. The capital expenditures associated with our non-lease timeshare products are reflected as inventory until the timeshare intervals are sold. We also provide financing to the buyers of our timeshare intervals. During the first three months of 2005, we issued approximately $65 million of loans related to timeshare financings. Principal collections on timeshare notes during the first three months were approximately $43 million.

Liquidity and Capital Resources

Overview

Net cash provided by operating activities was $143 million and $119 million for the three months ended March 31, 2004 and 2005, respectively. The decrease relates primarily to an increase in accounts receivable due to improved results at our owned hotels and increased fee revenue, and an increase in net cash used in timeshare construction in excess of timeshare sales. The decrease is partially offset by improved operating results and a reduction in restricted cash.

Net cash used in investing activities was $3 million for both quarters ended March 31, 2004 and 2005, primarily representing capital expenditures and additional investments in excess of payments received on notes receivable. Net cash used in financing activities was $101 million for the first three months of 2004 and $137 million for the first three months of 2005. The net change between periods is due primarily to share repurchases, partially offset by a lower level of debt repayments in the 2005 period. All amounts outstanding under our revolving line of credit were repaid in the second quarter of 2004.

Cash and equivalents decreased $21 million from December 31, 2004 to $282 million at March 31, 2005. Restricted cash totaled $163 million at December 31, 2004 and $147 million at March 31, 2005, respectively. Restricted cash includes cash related to certain consolidated hotels, the use of which is restricted for hotel purposes under the terms of collateralized borrowings, refundable deposits on the sale of timeshare intervals, and cash balances held by a consolidated non-controlled entity.

We believe that our operating cash flow, available borrowings under our revolving credit facility and our ability to obtain additional financing through various financial markets are sufficient to meet our liquidity needs (see “Liquidity and Capital Resources—Financing”). Any projections of future financial needs and sources of working capital are subject to uncertainty. See “Results of Operations” and “Other Matters—Forward-Looking Statements” for further discussion of conditions that could adversely affect our estimates of future financial needs and sources of working capital.

Financing

We have a $1 billion revolving credit facility, with an option to increase the size of the facility by an additional $250 million. This facility was amended in the first quarter of 2005. The amendment lowered our all-in cost of borrowing under this facility by 50 basis points from LIBOR plus 125 basis points to LIBOR plus 75 basis points and extended the facility until March 2010. There were no amounts outstanding under the revolving credit facility at March 31, 2005. The capacity under our revolver is also used to support certain outstanding letters of credit. Total revolving debt capacity of approximately $860 million was available to us at March 31, 2005.

In October 1997, we filed a shelf registration statement with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. At March 31, 2005, available financing under the shelf totaled $825 million. The terms of any additional securities offered under the shelf will be determined by market conditions at the time of issuance.

As of March 31, 2005, approximately 13% of our long-term debt, including the impact of interest rate swaps, was floating rate debt.

The following table summarizes our significant contractual obligations as of March 31, 2005, including long-term debt and operating lease commitments:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in millions)
Long-term debt	$3,646	14	492	815	2,325
Operating leases	703	38	69	61	535
Total contractual obligations	$4,349	52	561	876	2,860

Our consolidated balance sheets as of December 31, 2004 and March 31, 2005 include the assets and liabilities of a non-controlled managed hotel, including $100 million of debt that is non-recourse to us. This amount is reflected on our consolidated balance sheets as non-recourse debt of non-controlled entity and is excluded from the contractual obligations table.

Development Financing and Other Commercial Commitments

To assist prospective franchisees in obtaining financing for hotel projects, we have programs to provide alternative capital sources to qualified franchisees. We have provided secondary financing to franchisees under a mezzanine financing program. Loans outstanding under this program at March 31, 2005 totaled approximately $36 million.

We have established franchise financing programs with third party lenders to support the growth of our Hilton Garden Inn, Homewood Suites by Hilton, Hampton and Embassy Suites brands. As of March 31, 2005 we have provided guarantees of $42 million on loans outstanding under the programs.

As of March 31, 2005, in addition to the guarantees issued in connection with our development financing programs, we have guaranteed $36 million of debt and other obligations of unconsolidated affiliates and third parties, bringing our total guarantees to approximately $78 million. We also have commitments under letters of credit totaling $60 million as of March 31, 2005. We believe it is unlikely that material payments will be required under our outstanding guarantees.

The following table summarizes our development financing and other commercial commitments as of March 31, 2005:

		Amount of Commitment
	Total	Expiration per Period
	Amounts	Less than 1	1 - 3	4 - 5	After 5
Commercial Commitments	Committed	year	years	years	years
	(in millions)
Letters of credit	$60	60	—	—	—
Guarantees	78	30	44	2	2
Total commercial commitments	$138	90	44	2	2

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

We have also provided performance guarantees to certain owners of hotels which we operate under management contracts. Most of these guarantees allow us to terminate the contract rather than fund shortfalls if specified performance levels are not achieved. In limited cases, we are obligated to fund performance shortfalls. At March 31, 2005, we have two contracts containing performance guarantees with possible cash outlays totaling approximately $176 million through 2012. Funding under these performance guarantees totaled approximately $4 million in 2004, and is expected to total approximately $4 million in 2005. Funding under these guarantees in future periods is dependent on the operating performance levels of these hotels over the remaining term of the performance guarantee. Although we anticipate that the future operating performance levels of these hotels will be largely achieved, there can be no assurance that this will be the case. In addition, we do not anticipate losing a significant number of management contracts in 2005 pursuant to these guarantees.

Synthetic Fuel Investment

In August 2004, we acquired a 24 percent minority interest in a coal-based synthetic fuel facility for approximately $32 million. Our investment is accounted for using the equity method as we lack a controlling financial interest. The facility produced operating losses, our proportionate share of which totaled approximately $5 million for the three months ended March 31, 2005. This loss is reflected as loss from non-operating affiliates in the accompanying consolidated statements of income.

The synthetic fuel produced at this facility qualifies for tax credits (based on Section 29 of the Internal Revenue Code) which reduce our provision for income taxes. The Section 29 credits are expected to be available for fuel produced at the facility through 2007. The tax credits, combined with the tax benefit associated with the operating losses, totaled approximately $6 million for the three months ended March 31, 2005. As a result, the net benefit to our net income from the investment was approximately $1 million for the three months ended March 31, 2005.

Acquisition of Hilton Waikoloa Village Land

In April 2005, we completed a transaction whereby we will acquire the fee interest in 62 acres of land on which the Hilton Waikoloa Village is located on Hawaii’s Big Island. The purchase price for this transaction is approximately $115 million. We had previously leased the land pursuant to an agreement expiring in 2061.

Asset Dispositions

In the 2005 first quarter, we sold the Hilton Tarrytown in New York for total cash consideration of approximately $9 million. The sale resulted in a pre-tax gain of approximately $5 million. After the sale, the hotel was converted to a Doubletree under a long-term franchise agreement. The $11 million gain on asset dispositions and other in our consolidated statement of income for the 2005 first quarter also includes a $5 million unrealized gain on our oil futures derivative (see Note 6 to the consolidated financial statements) based on the market value of the contract at March 31, 2005 and a net gain of $1 million related to excess proceeds received on the disposition of certain management and franchise agreements to which value had been assigned. The $4 million loss on asset dispositions and other in the 2004 first quarter is primarily due to the write off of values assigned to certain long-term management and franchise agreements that were terminated in the quarter.

In the 2004 first quarter, we sold the Doubletree La Posada Resort - Scottsdale in Arizona for total consideration of approximately $30 million, including approximately $6 million in cash and a note receivable for approximately $24 million. The note receivable was repaid in the first quarter of 2005. No book gain or loss was realized on the sale; however, the transaction generated a capital gain for tax purposes, which enabled us to utilize existing capital loss tax carryforwards that had been fully reserved in prior periods. The transaction resulted in a net benefit to our income tax provision of approximately $2 million.

Stockholders’ Equity

Dividends paid on common shares were $.02 per share for the three-month periods ended March 31, 2004 and 2005. In the first quarter of 2005, we repurchased approximately 7.2 million shares of our common stock at a total cost of approximately $158 million. No shares were repurchased in the 2004 first quarter. In March 2005, we announced that our Board of Directors authorized the repurchase of up to an additional 50 million shares of common stock. As of March 31, 2005, approximately 49.8 million shares remained authorized for repurchase under this authority.

Results of Operations

Comparison of fiscal quarters ended March 31, 2004 and 2005

A summary of our consolidated results for the three months ended March 31, 2004 and 2005 is as follows:

	2004	2005	% Change
	(in millions, expect per share amounts)
Revenue	$994	1,076	8%
Operating income	131	163	24
Net income	37	64	73
Basic EPS	.10	.17	70
Diluted EPS	.10	.16	60

Results in the 2005 first quarter benefited from significant volume and rate increases from business transient customers, along with improved pricing power from the group and leisure markets, which resulted in revenue per available room (RevPAR) gains and margin improvement at our comparable owned hotels. Management and franchise fee revenue was our highest ever for a first quarter, as a result of RevPAR growth and the addition of new units. Results in the 2005 first quarter also benefited from record quarterly results for our timeshare business. Net income in 2005 benefited from a gain on the sale of an owned hotel and an unrealized gain on a derivative contract.

Revenue from owned hotels totaled $495 million in the 2005 first quarter, a three percent increase from $482 million in the 2004 first quarter, and total expenses in the first quarter of 2005 were up one percent to $376 million. Strong results at our comparable owned hotels were partially offset by the impact of asset sales. Excluding the impact of asset sales, owned hotel revenue in the 2005 first quarter increased six percent to $494 million from $467 million in the 2004 quarter, while owned hotel expenses increased four percent to $374 million in the 2005 first quarter from $358 million in 2004.

Results at our comparable owned properties benefited from strong demand, particularly from business travelers, which enabled us to increase room rates at most of our owned hotels. Hotels reporting particularly strong results in the quarter included those in New York, Hawaii, Boston and New Orleans, all of which reported double-digit RevPAR increases. Chicago, as anticipated, remained soft due to city-wide weakness in groups, and San Francisco also had a relatively weak first quarter. RevPAR for comparable owned properties increased 9.1 percent in the 2005 first quarter, with occupancy rising 1.5 points to 70.3 percent and average daily rate up 6.7 percent to $158.72. Approximately 70 percent of the RevPAR increase at the comparable owned hotels was attributable to the rate gains.

While RevPAR from comparable owned hotels increased 9.1 percent resulting in solid growth in rooms revenue, other owned hotel revenue, primarily food and beverage revenue, increased only 2.5 percent in the quarter. Food and beverage revenue growth was impacted by a decline in convention and group room nights in the Chicago and San Francisco markets. Margins at our comparable owned hotels (revenue less expenses as a percentage of revenue for comparable owned hotels) improved 100 basis points in the quarter to 24.3 percent. Margin growth was negatively impacted by limited growth in food and beverage revenue and increases in energy and marketing costs. Group room nights, which typically generate higher margin food and beverage business, were down one percent at our comparable owned hotels. Cost per occupied room increased 3.5 percent in the 2005 first quarter.

We expect that a favorable economic environment will continue to benefit our owned hotels. Strong demand trends combined with limited full-service supply growth should result in continued pricing power in many of our important markets, including New York and Hawaii. We also expect to see improvement in Chicago in the second quarter of 2005.

Leased hotel revenue totaled $28 million in the 2005 first quarter, an eight percent increase compared to the 2004 first quarter, while leased hotel expenses increased four percent to $26 million. Due to the relatively large size of the lease payments required in a hotel operating lease, leased properties operate at margins significantly lower than our owned hotels. Leased hotel revenue and expenses are included with our owned hotels in our Hotel Ownership segment results.

Operating income from unconsolidated affiliates was flat at $10 million in the 2005 and 2004 quarters. Operating income from unconsolidated affiliates is included in our Hotel Ownership segment results.

Management and franchise fee revenue was our highest ever for a first quarter at $102 million, a 15 percent increase from the 2004 period. Fee revenue is based primarily on rooms revenue at franchised properties and total operating revenue (and to a lesser extent gross operating profits or cash flow) at managed properties. The strong demand trends that benefited our owned hotels also resulted in strong RevPAR gains for each of our brands on a system-wide basis (including managed and franchised properties). The increase in management and franchise fees in the quarter also reflects the addition of new units to our system of hotels. Of the first quarter fee growth, approximately half came from RevPAR gains and half from unit growth.

Revenue from timeshare operations (included in timeshare and other income) totaled $146 million in the 2005 first quarter, compared to $109 million in the 2004 first quarter, an increase of 34 percent. Timeshare expenses for the 2005 first quarter (included in other operating expenses) were $105 million, compared to $82 million in the 2004 first quarter. Results in the 2005 first quarter represent record quarterly operating results for our timeshare operations, based on continued strong sales in Las Vegas, Orlando and Hawaii. Overall timeshare unit sales in the quarter were up 23 percent over the 2004 first quarter, while the average unit sales price increased two percent. Timeshare revenue and profitability in the quarter also benefited from higher resort fees and higher financing income. In addition, the 2005 first quarter benefited from favorable percentage of completion accounting, primarily related to our Tuscany Village property in Orlando.

Depreciation and amortization expense decreased $3 million in the first quarter of 2005 to $80 million, primarily due to asset sales and lower amortization expense resulting from the write-off of value assigned to certain long-term management and franchise agreements that were terminated in prior periods.

Results in the 2005 first quarter include an impairment loss totaling $2 million. This pre-tax charge represents the write down of a non-hotel cost basis investment to its estimated fair value.

Corporate Activity

Corporate expense totaled $24 million in the first quarter of 2005, an increase of $5 million from the 2004 quarter. The increase is primarily the result of expense associated with stock-based compensation and increased legal fees compared to the 2004 quarter. Corporate expense is not allocated among our reportable business segments.

Interest and dividend income decreased $6 million compared to the 2004 first quarter. The net decrease reflects primarily the repayment by Caesars Entertainment, Inc. of the $325 million 7% Senior Notes in July 2004. As these notes were assumed by Caesars (previously known as Park Place Entertainment Corporation) in connection with the 1998 spin-off of our gaming operations but remained our legal obligation prior to repayment, interest on the notes is reflected both as interest income and interest expense in our consolidated statement of income for the March 31, 2004 period. Interest expense, net of amounts capitalized, decreased $6 million compared to the 2004 first quarter, due primarily to the aforementioned repayment by Caesars.

In the 2005 first quarter, we sold the Hilton Tarrytown in New York for total cash consideration of approximately $9 million. The sale resulted in a pre-tax gain of approximately $5 million. After the sale, the hotel was converted to a Doubletree under a long-term franchise agreement. The $11 million gain on asset dispositions and other in the 2005 first quarter also includes a $5 million unrealized gain on our oil futures derivative (see Note 6 to the consolidated financial statements) based on the market value of the contract at March 31, 2005 and a net gain of $1 million related to excess proceeds received on the disposition of certain management and franchise agreements to which value had been assigned. The $4 million loss on asset dispositions and other in the 2004 first quarter is primarily due to the write off of values assigned to certain long-term management and franchise agreements that were terminated in the quarter.

The loss from non-operating affiliates totaling $5 million in the 2005 first quarter represents equity losses associated with our 24 percent minority interest in a coal-based synthetic fuel facility. The synthetic fuel produced at this facility qualifies for tax credits (based on Section 29 of the Internal Revenue Code) which reduce our provision for income taxes.

The effective income tax rate for the first quarter of 2005 increased to 35% from 34% in the first quarter of 2004. The effective rate in the first quarter of 2005 reflects the utilization of Section 29 synthetic fuel production credits of approximately $4 million. Excluding the impact of this tax credit, the effective tax rate was approximately 39% for the first quarter of 2005. The effective rate in the first quarter of 2004 reflects the utilization of tax loss carryforwards of approximately $2 milllion resulting from the sale of the Doubletree La Posada Resort—Scottsdale in Arizona. Excluding the impact of the carryfoward utilization, the effective tax rate was 38% in the 2004 first quarter. Our effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

Hotel Statistics

RevPAR for U.S. owned hotels and system-wide for the three months ended March 31, 2004 and 2005 is as follows:

	U.S. owned(1)
	Three months ended March 31,
	2004	2005	% Change
Hilton	$105.66	115.73	9.5%
All other	77.31	80.62	4.3
Total	102.37	111.65	9.1

(1)   Statistics are for comparable U.S. hotels, and include only hotels in the system as of March 31, 2005 and owned by us since January 1, 2004.

	System-wide(2)
	Three months ended March 31,
	2004	2005	% Change
Hilton	$87.47	95.26	8.9%
Hilton Garden Inn	63.93	70.32	10.0
Doubletree	66.83	71.82	7.5
Embassy Suites	83.86	90.37	7.8
Homewood Suites by Hilton	68.18	73.99	8.5
Hampton	50.43	56.91	12.8
Other	77.99	90.92	16.6

(2)          Statistics are for comparable hotels, and include only hotels in the system as of March 31, 2005 and owned, operated or franchised by us since January 1, 2004.

Other Matters

New Accounting Standards

In September 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus regarding accounting issues related to certain features of contingently convertible debt and the effect on diluted earnings per share (EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”). In November 2004, the EITF changed the transition provisions of the consensus to require that the guidance be applied to reporting periods ending after December 15, 2004. Under previous interpretations of FAS 128, “Earnings per Share,” issuers of contingently convertible debt excluded the potential common shares underlying the debt instrument from the calculation of diluted earnings per share until the contingency was met. The EITF consensus requires that potential shares underlying the debt instrument should be included in diluted earnings per share computations (if dilutive) regardless of whether the contingency has been met.

Our consolidated debt balance includes $575 million of contingently convertible debt, which was issued in the second quarter of 2003. As required, the consensus has been retroactively applied to all periods during which the instrument was outstanding. Our calculation of diluted earnings per share for the three month periods ended March 31, 2004 and 2005 reflects the impact of the required implementation of EITF 04-8.

In December 2004, the FASB issued FAS 123R, “Share-Based Payment,” which eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method. Pro forma disclosure is no longer an alternative. FAS 123R also requires that the tax benefit associated with these share-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. In April 2005, the Securities and Exchange Commission adopted a rule that delayed the compliance dates for adoption of FAS 123R, which we had previously been required to adopt no later than July 1, 2005. The SEC’s rule allows companies to implement FAS 123R at the beginning of their next fiscal year. As a result, we intend to adopt FAS 123R effective January 1, 2006.

As permitted by FAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation expense for employee stock options. The adoption of FAS 123R will result in increased compensation expense in our reported results. Had we adopted FAS 123R in prior periods, the impact of the standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 to the consolidated financial statements.

In December 2004, the FASB issued FAS 152, “Accounting for Real Estate Time-Sharing Transactions.” FAS 152 amends existing accounting guidance to reference the financial accounting and reporting guidance for real estate time-sharing transactions provided in AICPA Statement of Position 04-02, “Accounting for Real Estate Time-Sharing Transactions.” FAS 152 will be effective for our financial statements issued after January 1, 2006. The new accounting guidance requires, among other things, that costs incurred to sell timeshare units generally be charged to expense as incurred, including marketing expenses. This is consistent with our existing accounting treatment and is not expected to impact our reported results. The new standard will also require a change in the classification of certain items currently reported as expenses, requiring these items to be reflected as reductions of revenue. The impact to reported revenue is not expected to be significant, and timeshare operating income will not be affected.

FAS 152 will also impact the timing of expense recognition when pre-sales of projects under construction occur and we use the percentage of completion method of accounting. We are currently allowed to defer sales and marketing expenses in the same proportion as the deferred revenue during construction. FAS 152 allows only the deferral of “direct” sales and marketing expenses. This will result in earlier recognition of sales and marketing expenses during the construction period, but will not impact the total sales and marketing expenses recognized. The impact of this change is dependent on the timing and duration of construction and the extent of pre-sales; however, it is not expected to affect reported results in 2006.

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

The words “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “projects,” “will,” “should,” “continues” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to risks and uncertainties, including those identified above under “The Company” as well as those in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 under “Operations—Development” and “—Territorial Restrictions,” “Additional Information—Marketing,” “—Business Risks,” “—Competition,” “—Environmental Matters” and “—Regulation and Licensing,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as:

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. There have been no significant changes in our financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005, the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Stock Repurchases

The following table sets forth information with respect to repurchases by us of shares of our common stock during the first quarter ended March 31, 2005:

			Total number of	Maximum number
			shares repurchased	of shares that may
	Total number of		as part of publicly	yet be repurchased
	shares	Average price paid	announced plans	under the plans or
	repurchased(1)	per share	or programs(2)	programs(2)
Period	(a)	(b)	(c)	(d)
February 1-28, 2005	5,478,600	$21.80	5,478,600	1,506,100
March 1-31, 2005	1,695,500	22.47	1,695,500	49,810,600
Total	7,174,100	21.96	7,174,100	49,810,600

(1)          All repurchases of shares of common stock were made in open market transactions.

(2)          We repurchased 6,984,700 shares during this period pursuant to our repurchase program, authorized by our Board of Directors in September 1996, for the repurchase of up to 20 million shares of common stock. During the first quarter 2005, we repurchased all of the remaining shares available for repurchase under this authorization. In March 2005, we announced that our Board of Directors authorized the repurchase of up to an additional 50 million shares of common stock under the repurchase program. The repurchase program does not have an expiration date.

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

HILTON HOTELS CORPORATION
(Registrant)
Date: May 3, 2005	/s/ ROBERT M. LA FORGIA
Robert M. La Forgia
Senior Vice President and Chief Financial Officer
(Chief Accounting Officer)