Form 10-Q
period 2005-06-30
HILTON HOTELS CORP
filed 2005-08-02
CIK 47580

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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

Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 29, 2005—Common Stock, $2.50 par value—380,965,072 shares.

PART I—FINANCIAL INFORMATION

Company or group of companies for which report is filed:

HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1.     FINANCIAL STATEMENTS

Consolidated Statements of Income

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(unaudited)		(unaudited)
Revenue
Owned hotels	$546	575	1,028	1,070
Leased hotels	29	31	55	59
Management and franchise fees	97	117	186	219
Timeshare and other income	107	148	227	302
	779	871	1,496	1,650
Other revenue from managed and franchised properties	286	305	563	602
	1,065	1,176	2,059	2,252
Expenses
Owned hotels	380	391	751	767
Leased hotels	25	27	50	53
Depreciation and amortization	83	78	166	158
Impairment loss and related costs	—	5	—	7
Other operating expenses	89	116	190	238
Corporate expense	25	26	44	50
	602	643	1,201	1,273
Other expenses from managed and franchised properties	285	303	559	596
	887	946	1,760	1,869
Operating income from unconsolidated affiliates	10	16	20	26
Operating Income	188	246	319	409
Interest and dividend income	7	4	17	8
Interest expense	(72)	(66)	(142)	(130)
Net interest from unconsolidated affiliates and non-controlled interests	(8)	(7)	(14)	(13)
Net gain (loss) on asset dispositions and other	3	61	(1)	72
Loss from non-operating affiliates	—	(4)	—	(9)
Income Before Taxes and Minority and Non-Controlled Interests	118	234	179	337
Provision for income taxes	(40)	(25)	(61)	(61)
Minority and non-controlled interests, net	(3)	(7)	(6)	(10)
Net Income	$75	202	112	266
Basic Earnings Per Share	$.20	.53	.29	.69
Diluted Earnings Per Share	$.19	.49	.28	.65

P

See notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries
Consolidated Balance Sheets
(in millions)

	December 31, 2004	June 30, 2005
		(unaudited)
ASSETS
Current Assets
Cash and equivalents	$303	267
Restricted cash	163	424
Accounts receivable, net	269	360
Inventories	144	165
Deferred income taxes	85	89
Current portion of notes receivable, net	68	42
Other current assets	74	69
Total current assets	1,106	1,416
Investments, Property and Other Assets
Investments and notes receivable, net	635	655
Property and equipment, net	3,510	3,343
Management and franchise contracts, net	336	320
Leases, net	111	109
Brands	970	970
Goodwill	1,240	1,224
Other assets	334	327
Total investments, property and other assets	7,136	6,948
Total Assets	$8,242	8,364
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$611	690
Current maturities of long-term debt	14	14
Income taxes payable	4	16
Total current liabilities	629	720
Long-term debt	3,633	3,596
Non-recourse debt of non-controlled entity	100	100
Deferred income taxes and other liabilities	1,312	1,326
Stockholders’ equity	2,568	2,622
Total Liabilities and Stockholders’ Equity	$8,242	8,364

See notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries
Consolidated Statements of Cash Flow
(in millions)

	Six Months Ended June 30,
	2004	2005
	(unaudited)
Operating Activities
Net income	$112	266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166	158
Amortization of loan costs	4	4
Net loss (gain) on asset dispositions	1	(72)
Loss from non-operating affiliates	—	9
Impairment loss and related costs	—	7
Change in working capital components:
Inventories	29	(22)
Accounts receivable	(42)	(88)
Other current assets	(5)	3
Accounts payable and accrued expenses	9	74
Income taxes payable	39	12
Restricted cash	(53)	6
Change in deferred income taxes	26	61
Change in other liabilities	59	(27)
Unconsolidated affiliates’ distributions in excess of (less than) earnings	10	(4)
Change in timeshare notes receivable	(50)	(49)
Other	6	—
Net cash provided by operating activities	311	338
Investing Activities
Capital expenditures	(66)	(255)
Additional investments	(29)	(21)
Proceeds from asset dispositions	51	364
Asset disposition proceeds held in escrow as restricted cash	—	(267)
Payments received on notes and other	34	35
Net cash used in investing activities	(10)	(144)
Financing Activities
Change in revolving loans	(160)	—
Long-term borrowings	—	14
Reduction of long-term debt	(7)	(7)
Issuance of common stock	41	49
Repurchase of common stock	—	(271)
Cash dividends	(15)	(15)
Net cash used in financing activities	(141)	(230)
Increase (Decrease) in Cash and Equivalents	160	(36)
Cash and Equivalents at Beginning of Year	9	303
Cash and Equivalents at End of Period	$169	267

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1:   General

The consolidated financial statements presented herein have been prepared by Hilton Hotels Corporation in accordance with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2004 and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The consolidated financial statements for the three and six months ended June 30, 2004 and 2005 are unaudited; however, in the opinion of management, all adjustments (which include normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

Note 2:   Earnings Per Share

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding totaled 383 million and 382 million for the three and six months ended June 30, 2004 and 381 million and 384 million for the three and six months ended June 30, 2005, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of stock-based compensation and convertible securities increased the weighted average number of common shares by 34 million for both the three and six months ended June 30, 2004 and 35 million and 34 million for the three and six months ended June 30, 2005, respectively. In addition, the increase to net income resulting from interest on convertible securities assumed to have not been paid was $3 million for the three month periods ended June 30, 2004 and 2005, and $6 million for the six month periods ended June 30, 2004 and 2005. The sum of EPS for the first two quarters of 2004 and 2005 differs from the year to date EPS due to the required method of computing EPS in the respective periods.

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

During the first quarter of 2005, we granted 1,272,000 stock units and 811,000 performance units, both with a grant date fair value of approximately $22.19 per share. Stock units and performance units settle for shares of our common stock on a one-for-one basis. The stock units vest annually in a straight-line manner over four years. The performance units vest in full at the end of a three-year period, and are payable from 0% to 150% of the target amount based on the extent that pre-determined performance measures are achieved. In accordance with APB Opinion 25, compensation expense for the stock units is measured at the fair value of the underlying stock at the date of grant, and compensation expense associated with performance units is subject to adjustment for changes in the underlying stock price over the vesting period, as well as changes in estimates relating to whether the performance objectives will be achieved. Compensation expense for both stock units and performance units is amortized over the respective vesting periods. Consolidated compensation expense related to stock units and performance units was approximately $3 million for both the three and six months ended June 30, 2004 and $6 million and $11 million for the three and six months ended June 30, 2005, respectively.

We also provide supplemental retirement benefits to eligible senior officers in the form of stock units that settle for shares of our common stock on a one-for-one basis. The compensation expense associated with the benefits is expensed over the four-year vesting period. The pre-tax expense under these plans totaled approximately $1 million and $3 million for the three and six months ended June 30, 2004. The expense for the three and six months ended June 30, 2005 was less than $1 million.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(in millions, except per share amounts)
Net income:
As reported	$75	202	112	266
Add back: Compensation expense included in reported net income, net of tax	3	4	4	7
Deduct: Fair-value compensation expense for all awards, net of tax	(6)	(6)	(10)	(12)
As adjusted	$72	200	106	261
Basic earnings per share:
As reported	$.20	.53	.29	.69
As adjusted	$.19	.52	.28	.68
Diluted earnings per share:
As reported	$.19	.49	.28	.65
As adjusted	$.18	.49	.27	.64

Note 4:   Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(in millions)		(in millions)
Net income	$75	202	$112	266
Change in unrealized gains and losses, net of tax	2	2	—	—
Cash flow hedge adjustment, net of tax	2	—	5	1
Cumulative translation adjustment, net of tax	—	(1)	—	(1)
Comprehensive income	$79	203	$117	266

Note 5:   Synthetic Fuel Investment

In August 2004, we acquired a 24 percent minority interest in a coal-based synthetic fuel facility for approximately $32 million. Our investment is accounted for using the equity method as we lack a controlling financial interest. The facility produced operating losses, our proportionate share of which totaled approximately $4 million and $9 million for the three and six months ended June 30, 2005, respectively. These losses are reflected in loss from non-operating affiliates in the accompanying consolidated statements of income.

The synthetic fuel produced at this facility qualifies for tax credits (based on Section 29 of the Internal Revenue Code) which reduce our provision for income taxes. The Section 29 credits are expected to be available for fuel produced at the facility through 2007. The tax credits, combined with the tax benefit associated with the operating losses, totaled approximately $6 million and $12 million for the three and six months ended June 30, 2005. As a result, the net benefit to our net income from the investment was approximately $2 million and $3 million for the three and six months ended June 30, 2005, respectively.

In the second quarter of 2005, we were informed that the IRS has issued a notice of proposed adjustment challenging the placed-in-service date of the facility. One of the conditions to qualify for the Section 29 credits is that the facility must have been placed in service before July 1, 1998. We believe that the facility meets the placed-in-service requirement and that this issue will be resolved in favor of the synthetic fuel joint venture partners. The joint venture is examining various procedural alternatives for pursuing this issue to resolution.

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

We assess on a quarterly basis the effectiveness of our hedges in offsetting the variability in the cash flow or fair value of the hedged obligations. There were no amounts recognized or reclassified into earnings for the three and six months ended June 30, 2004 or 2005 due to hedge ineffectiveness or due to excluding from the assessment of effectiveness any component of the derivatives.

Concurrent with our investment in a synthetic fuel facility in August 2004, we entered into a derivative contract covering 2.5 million barrels of oil, which is effective for the calendar year ending December 31, 2005. The derivative contract involves two call options that provide for net cash settlement at expiration based on the full year 2005 average trading price of oil in relation to the strike price of each option. If the average price of oil in 2005 is less than $55 per barrel, the derivative will yield no payment. If the average price of oil exceeds $55 per barrel, the derivative will yield a payment equal to the excess of the average price over $55 per barrel, multiplied by the number of barrels covered, up to a maximum price per barrel of $68. The purpose of the transaction is to provide economic protection against an increase in oil prices that could limit the amount of tax credits available under Section 29 of the Internal Revenue Code. The strike prices of the two call options are intended to approximate the price ranges under which the tax credit could be reduced or eliminated by an increase in oil prices. This agreement does not qualify for hedge accounting and, as a result, changes in the fair value of the derivative agreement are reflected in earnings. Results for the three and six months ended June 30, 2005 include a pre-tax loss of $2 million and a pre-tax gain of $3 million, respectively, resulting from adjustments to the market value of this derivative contract. These amounts are included in net gain on asset dispositions and other in the accompanying consolidated statements of income.

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

Our consolidated debt balance includes $575 million of contingently convertible debt, which was issued in the second quarter of 2003. As required, the consensus has been retroactively applied to all periods during which the instrument was outstanding. Our calculation of diluted earnings per share for the three and six month periods ended June 30, 2004 and 2005 reflects the impact of the required implementation of EITF 04-8, which resulted in a reduction of previously reported diluted EPS for the six months ended June 30, 2004 from $.29 per share to $.28 per share. There was no impact to the amount previously reported for the three months ended June 30, 2004.

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

As permitted by FAS 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognize no compensation expense for employee stock options. The adoption of FAS 123R will result in increased compensation expense in our reported results. Had we adopted FAS 123R in prior periods, the impact of the standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 3.

In December 2004, the FASB issued FAS 152, “Accounting for Real Estate Time-Sharing Transactions.”  FAS 152 amends existing accounting guidance to reference the financial accounting and reporting guidance for real estate time-sharing transactions provided in AICPA Statement of Position 04-02, “Accounting for Real Estate Time-Sharing Transactions.”  FAS 152 will be effective for our financial statements issued after January 1, 2006. The new accounting guidance requires, among other things, that costs incurred to sell timeshare units generally be charged to expense as incurred, including marketing expenses. This is consistent with our existing accounting treatment and is not expected to impact our reported results. The new standard will also require a change in the classification of certain items currently reported as expenses, requiring these items to be reflected as reductions of revenue. The impact to reported revenue is not expected to be significant and timeshare operating income will not be affected.

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

Note 8:   Variable Interest Entities

We manage two hotels in which we have variable interests, as defined in FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46R), due to the terms of performance guarantees. The performance guarantee associated with one of the hotel management agreements does not expose us to the majority of expected cash flow variability; therefore, we are not the primary beneficiary and this hotel is not consolidated. Our maximum exposure to loss on this contract consists of future management fees and our potential obligation to fund the performance guarantee which, as of June 30, 2005, totaled approximately $40 million through 2012.

The second of the two contracts contains provisions that expose us to the majority of expected cash flow variability. As a result, we are considered to be the primary beneficiary under FIN 46R, and are required to consolidate the balance sheet and results of operations of the hotel. Our consolidated balance sheets at both December 31, 2004 and June 30, 2005 include the assets and liabilities of this non-controlled hotel, including approximately $10 million of cash and equivalents (reflected as restricted cash) and $100 million of debt which is non-recourse to us. The debt is secured by the fixed assets of the hotel with a historical cost of approximately $85 million. The net equity of the hotel is a retained deficit of approximately $60 million as of both dates and is reflected on our consolidated balance sheets in other assets. The revenue and operating expenses of this property are included in other revenue and expenses from managed and franchised properties in the consolidated statements of income. Our financial exposure to this property consists of the fees we earn under the management agreement and costs we may incur under the performance guarantee. The net effect of the other earnings of this property, which belongs to the hotel owners, is eliminated from our consolidated results through minority and non-controlled interests expense in the consolidated statements of income.

In the second quarter of 2005, we completed two transactions whereby we will acquire land on Hawaii’s Big Island. In April 2005, we completed a transaction whereby we will acquire the fee interest in 62 acres of land on which the Hilton Waikoloa Village is located. The purchase price for this transaction is approximately $115 million. We had previously leased the land pursuant to an agreement expiring in 2061. In May 2005, we completed a transaction whereby we will acquire 112 acres of undeveloped land for approximately $65 million. This land is adjacent to one of two championship golf courses located within the Waikoloa Beach Resort. We are likely to utilize this land for future timeshare development, however specific plans are still being determined.

Both land acquisitions are expected to be effectuated through a reverse Internal Revenue Code Section 1031 tax-deferred exchange with one or more of the owned assets sold or expected to be sold during the second and third quarters of 2005 (see Note 10). As such, the acquisitions were completed through an exchange facilitator that retains legal title to the land until the exchange is completed or unwound. The cash to complete the acquisitions by the exchange facilitator was funded entirely by Hilton. The entities that hold title to the land qualify as variable interest entities of which Hilton is the primary beneficiary. As a result, the land acquired pursuant to these arrangements is reflected in our consolidated balance sheet as of June 30, 2005.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005
	(in millions)		(in millions)
Revenue
Hotel Ownership	$584	618	1,103	1,149
Managing and Franchising	383	422	749	821
Timeshare	98	136	207	282
	$1,065	1,176	2,059	2,252
Operating income:
Hotel Ownership	$122	145	190	221
Managing and Franchising	86	108	166	203
Timeshare	26	38	52	78
Corporate and other unallocated expenses	(46)	(45)	(89)	(93)
Total operating income	188	246	319	409
Interest and dividend income	7	4	17	8
Interest expense	(72)	(66)	(142)	(130)
Net interest from unconsolidated affiliates and non-controlled interests	(8)	(7)	(14)	(13)
Net gain (loss) on asset dispositions and other	3	61	(1)	72
Loss from non-operating affiliates	—	(4)	—	(9)
Income before taxes and minority and non-controlled interests	118	234	179	337
Provision for income taxes	(40)	(25)	(61)	(61)
Minority and non-controlled interests, net	(3)	(7)	(6)	(10)
Net Income	$75	202	112	266

Note 10:   Asset Dispositions

In the 2005 first quarter, we sold the Hilton Tarrytown in New York for total cash consideration of approximately $9 million. The sale resulted in a pre-tax gain of approximately $5 million. After the sale, the hotel was converted to a Doubletree under a long-term franchise agreement.

In April 2005, we completed the sale of the Red Lion Austin in Texas for cash consideration of approximately $6 million. As the purchase price approximated our carrying value, no gain or loss was recorded on the sale. In May 2005, we completed the sale of two Homewood Suites by Hilton properties for total cash consideration of approximately $17 million, resulting in a pre-tax loss of approximately $1 million. We will continue to manage both hotels under long-term management agreements.

In June 2005, we completed the sale of seven wholly-owned and one majority-owned hotel. The Hilton Suites Phoenix in Arizona, Hilton Suites Anaheim in California and Embassy Suites Cleveland-Beachwood in Ohio were sold for cash consideration totaling approximately $72 million, resulting in a pre-tax gain totaling approximately $16 million. Each of the hotels will continue to operate under long-term franchise agreements. In addition, we will continue to manage the Hilton Suites Phoenix under a long-term management agreement. A pre-tax gain totaling approximately $13 million on the Hilton Suites Phoenix has been deferred, due to our continuing involvement in management of the hotel, and will be recognized over the life of the five-year management contract retained on this property. These three properties were sold to the RLJ Urban Lodging Fund, a hotel investment fund created by RLJ Development, LLC (RLJ). Robert L. Johnson, a director of the Company, is the Chairman and Chief Executive Officer of RLJ. In addition, we have a limited partnership interest in the RLJ Urban Lodging Fund totaling approximately $4 million at June 30, 2005, which is accounted for as a cost basis investment.

The Doubletree Bellevue in Washington was sold for approximately $49 million in cash, resulting in a pre-tax loss of approximately $13 million. The Hilton Suites Brentwood in Tennessee was sold for approximately $6 million in cash, resulting in a pre-tax loss of approximately $5 million. The Hilton Alexandria in Virginia was sold for cash totaling approximately $93 million, resulting in a pre-tax gain of approximately $37 million, and the Hilton Charlotte in North Carolina was sold for cash totaling approximately $56 million, resulting in a pre-tax gain of approximately $5 million. The sale of the Hilton Charlotte resulted in a reduction in our consolidated goodwill balance of approximately $3 million. We have retained long-term franchise agreements on each of the aforementioned properties.

Also in June 2005, we sold the majority-owned Hilton Glendale in California for cash consideration totaling approximately $80 million, resulting in a pre-tax gain of approximately $30 million. Amounts attributable to the minority partner, totaling approximately $7 million on a pre-tax basis, are reflected in the consolidated statements of income, net of tax, in minority and non-controlled interests, net. We have retained a long-term franchise agreement on the hotel. In addition, we will manage the hotel on a short-term basis during a transition period; therefore the gain has not been deferred.

In addition to the sales of wholly-owned and majority-owned hotels, we sold our minority or non-controlling interests in five joint venture hotel properties in the second quarter. Proceeds totaled approximately $26 million, resulting in a pre-tax gain of approximately $6 million.

The $61 million net gain on asset dispositions and other in our consolidated statement of income for the 2005 second quarter also includes a $2 million unrealized loss on our oil futures derivative (see Note 6) based on the market value of the contract at June 30, 2005 and a net gain of $1 million on the sale of other assets. The asset dispositions in the second quarter of 2005 generated capital gains for tax purposes which enabled us to utilize capital loss tax carryforwards that had been fully reserved. The utilization of these capital loss carryforwards resulted in a net benefit to our income tax provision of approximately $34 million in the 2005 second quarter.

In January 2005, we engaged Eastdil Realty Company, LLC to act as our real estate investment banker for the sale of certain of our owned hotels. Fees earned by Eastdil related to owned hotels sold in the second quarter of 2005 totaled approximately $2 million. Benjamin V. Lambert, a director of the Company, is the Chairman and Chief Executive Officer of Eastdil.

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

In the second quarter of 2004, we sold the Doubletree Modesto and Doubletree Bakersfield, both in California. Total consideration from the sale of both hotels was approximately $40 million in cash. Gains of approximately $3 million on Modesto and approximately $2 million on Bakersfield were deferred and, due to our continuing involvement with each hotel, will be recognized over the life of the long-term management agreement retained on each hotel. Both management agreements are for a term of ten years. The transaction also generated a capital gain for tax purposes, which enabled us to utilize existing capital loss tax carryforwards that had been fully reserved in prior periods. The transaction resulted in a net benefit to our income tax provision of approximately $4 million.

We consider properties to be held for sale when management approves and commits to a formal plan to actively market a property for sale, executes a formal sales contract, allows the buyer to complete its due diligence review, and receives a non-refundable deposit. Unless necessary approvals have been received and substantive conditions to the buyer’s obligation to perform have been satisfied, we do not consider a sale to be probable.

Upon designating a property as an asset held for sale, we review the carrying value of the property and, as appropriate, adjust its value to the lower of its carrying value or its estimated fair value less estimated cost to sell, and we stop recording depreciation expense. In June 2005, the Palmer House Hilton met these criteria and is classified as held for sale within property and equipment, net in our June 30, 2005 consolidated balance sheet. Since the contracted purchase price, less cost to sell, exceeds the carrying value of this property, no adjustment to the carrying value was required.

The sale of the Palmer House Hilton is expected to be completed in the third quarter of 2005. We anticipate that this sale will be effectuated through a reverse Internal Revenue Code Section 1031 tax-deferred exchange with the two land acquisitions completed in the second quarter of 2005 on Hawaii’s Big Island (see Note 8). As such, the sale will be completed through an exchange facilitator that will receive and hold the cash proceeds for our benefit until the exchange is completed or unwound. In addition to the anticipated sale of the Palmer House, certain of the owned hotel sales closed in the second quarter of 2005 were also completed through an exchange facilitator in order to serve as potential substitutes to the Palmer House in completing the exchange with the land acquired in Hawaii or to facilitate a separate exchange pursuant to which other property is acquired. As a result, approximately $267 million of sale proceeds from asset sales completed in the second quarter of 2005 are held for our benefit by the exchange facilitator at June 30, 2005. This cash is reflected as restricted cash in our June 30, 2005 consolidated balance sheet. We anticipate that all exchange activity will be completed or unwound during the third and fourth quarters of 2005. At such time, the cash will be used to acquire other property or will become unrestricted.

To the extent we realize a gain from the sale of real estate and maintain significant continuing involvement in the form of a long-term management contract, the gain is deferred and recognized in earnings over the term of the contract. Results in the three months ended June 30, 2004 and 2005 include the recognition of pre-tax deferred gains totaling $4 million in each period, and results in the six months ended June 30, 2004 and 2005 include the recognition of pre-tax deferred gains totaling $8 million in each period.

Note 11:   Impairment Loss and Related Costs

Results in the 2005 second quarter include pre-tax impairment loss and related costs totaling $5 million. This charge reduced the value of an owned hotel and our minority interest in eight joint venture hotels to their estimated fair values. The hotel and joint venture interest were sold in July 2005 (see Note 17). The charge for the six months ended June 30, 2005 also includes a $2 million pre-tax charge in the first quarter, representing the write down of a non-hotel cost basis investment to its estimated fair value.

Note 12:   Stock Repurchases

In the second quarter of 2005, we repurchased approximately 5.1 million shares of our common stock at a total cost of approximately $113 million. In the first half of 2005, we repurchased a total of 12.3 million shares at a total cost of approximately $271 million. No shares were repurchased in the 2004 first half. The timing of stock purchases is at the discretion of management. In March 2005, we announced that our Board of Directors authorized the repurchase of up to an additional 50 million shares of common stock. As of June 30, 2005, approximately 44.7 million shares remained authorized for repurchase under this authority.

Note 13:   Guarantees

We have established franchise financing programs with third party lenders to support the growth of our Hilton Garden Inn, Homewood Suites by Hilton, Hampton and Embassy Suites brands. As of June 30, 2005, we have provided guarantees of $33 million on loans outstanding under the programs. In addition, we have guaranteed $36 million of debt and other obligations of unconsolidated affiliates and third parties, bringing our total guarantees to $69 million. Our outstanding guarantees have remaining terms of one to seven years. We also have commitments under letters of credit totaling $56 million as of June 30, 2005. We believe it is unlikely that material payments will be required under our outstanding guarantees or letters of credit.

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

We have also provided performance guarantees to certain owners of hotels which we operate under management contracts. Most of these guarantees allow us to terminate the contract rather than fund shortfalls if specified performance levels are not achieved. In limited cases, we are obligated to fund performance shortfalls. At June 30, 2005, we have two contracts containing performance guarantees with possible cash outlays totaling approximately $173 million through 2012. Funding under these performance guarantees totaled approximately $4 million in 2004, and is expected to total approximately $4 million in 2005. Funding under these guarantees in future periods is dependent on the operating performance levels of these hotels over the remaining term of the performance guarantee. Although we anticipate that the future operating performance levels of these hotels will be largely achieved, there can be no assurance that this will be the case. In addition, we do not anticipate losing a significant number of management contracts in 2005 pursuant to these guarantees.

Our consolidated financial statements at June 30, 2005 include liabilities of approximately $3 million for potential obligations under our outstanding guarantees.

Note 14:   Employee Benefit Plans

We have a noncontributory retirement plan (Basic Plan) which covers many of our non-union employees. Benefits are based upon years of service and compensation, as defined. Since December 31, 1996, employees have not accrued additional benefits under the Basic Plan. We do not expect to make any material contributions to the Basic Plan in 2005. Our net periodic benefit cost for the three and six months ended June 30, 2004 and 2005 consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005
	(in millions)		(in millions)
Expected return on plan assets	$5	4	10	9
Interest cost	(4)	(4)	(8)	(8)
Amortization of prior service cost	—	—	(1)	(1)
Net periodic benefit cost	$1	—	1	—

Note 15:   Provision for Income Taxes

In addition to the synthetic fuel tax credits (see Note 5) and the utilization of capital loss tax carryforwards (see Note 10), our provision for income taxes in the second quarter of 2005 reflects a net benefit of $28 million from the reversal of tax reserves no longer required as the result of the completion of IRS audits of our 1997 through 2001 Federal income tax returns, partially offset by increases in state tax reserves and deferred tax liabilities principally attributable to statutory tax increases in various jurisdictions.

In accordance with the provisions of FAS 109, the reversal of reserve balances arising from the completion of the IRS audits that relate to our acquisition of Promus Hotel Corporation in 1999 were reflected as an adjustment of goodwill and did not impact our tax provision in the second quarter. These adjustments resulted in a reduction of goodwill totaling $13 million.

Note 16:   Reclassifications

Our consolidated statement of cash flow for the six months ended June 30, 2004 has been reclassified to present the net change in timeshare notes receivable in cash provided by operating activities. We previously reflected the issuance of timeshare notes and the related payments received within investing activities. This reclassification resulted in a decrease in net cash provided by operating activities totaling $50 million in the 2004 first half, with a corresponding reduction in net cash used in investing activities. The reclassification has no impact on our previously reported consolidated statement of income or consolidated balance sheet.

Note 17:   Subsequent Events

In July 2005, we sold the Hilton East Brunswick for cash consideration totaling approximately $43 million. Results in the quarter ended June 30, 2005 include an impairment charge of $2 million to reduce this asset to its fair market value. We will manage the hotel on a short-term basis and have retained a long-term franchise agreement. Also in July 2005, we sold our minority interest in eight joint venture hotels. Proceeds totaled approximately $2 million. Results for the quarter ended June 30, 2005 include an impairment charge of $3 million to reduce the joint venture investment to its fair market value.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are engaged in the ownership, management and development of hotels, resorts and timeshare properties and the franchising of lodging properties. At June 30, 2005, our system contained 2,311 properties with approximately 364,000 rooms. Our brands include Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Hampton, Homewood Suites by Hilton and Conrad. In addition, we develop and operate timeshare resorts through Hilton Grand Vacations Company and its related entities. We are also engaged in various other activities related or incidental to the operation of hotels.

The number of properties and rooms at June 30, 2005 by brand and by type are as follows:

Brand	Properties	Rooms	Type	Properties	Rooms
Hilton	237	90,668	Owned(1)	38	27,733
Hilton Garden Inn	232	31,639	Leased	6	2,245
Doubletree	153	39,995	Joint Venture	60	18,860
Embassy Suites	178	43,402		104	48,838
Homewood Suites by Hilton	155	17,309	Managed	210	50,666
Hampton	1,305	131,517	Franchised	1,965	261,024
Other	19	5,998		2,175	311,690
Timeshare	32	3,846	Timeshare	32	3,846
Total	2,311	364,374	Total	2,311	364,374

(1)                 Includes majority-owned and controlled hotels.

Our operations consist of three reportable segments which are based on similar products or services: Hotel Ownership, Managing and Franchising, and Timeshare. The Hotel Ownership segment derives earnings from owned, majority-owned and leased hotel properties and equity earnings from unconsolidated affiliates (primarily hotel and other real estate joint ventures). The Managing and Franchising segment provides services including hotel management and licensing of our family of brands to franchisees. This segment generates its revenue from fees charged to hotel owners. The Timeshare segment consists of multi-unit timeshare resorts. This segment sells and finances timeshare intervals and operates timeshare resorts. The hospitality industry is seasonal in nature. However, the periods during which our properties experience higher or lower levels of demand vary from property to property and depend principally upon location.

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

We anticipate that a favorable economic environment will continue to benefit the lodging industry and our company during the remainder of 2005. A continuation of strong hotel demand among business, group and leisure travelers, combined with limited full-service hotel supply growth, should enable us to charge higher room rates. We also anticipate continued growth in our management and franchise fee business as the number of hotels in our system continues to increase, as well as a strong year from our timeshare business. Challenges are expected to include continued short reservation lead times for our group business and increasing costs. Increases in energy costs combined with higher property taxes are expected to put pressure on margins. Our results could also be impacted by potential labor disputes involving the hotel industry. We will continue to focus on managing our costs, achieving revenue per available room (RevPAR) premiums in the markets where we operate, increasing occupancy, adding new units to our family of brands, leveraging technology and delivering outstanding customer service. We believe that our focus on these core strategies, combined with our financial strength, diverse market presence, strong brands and strategically located properties will enable us to remain competitive.

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

During the first six months of 2005, we added a total of 72 properties, primarily franchises, with approximately 10,500 rooms to our system. A total of 20 properties, primarily franchises, with approximately 4,500 rooms were removed from our system during the same period, including the 1,338-room Hilton Fontainebleau in Miami, Florida. We expect to add 160 to 170 hotels and 21,000 to 24,000 rooms to our system in 2005, with Hampton and Hilton Garden Inn accounting for most of the new development. We expect virtually all of this growth to be through franchise and management agreements.

In July, it was announced that Hampton Inn, Hilton Garden Inn (for the fourth straight year) and Homewood Suites by Hilton (for the third straight year) each earned first place rankings for customer satisfaction in their respective categories from J.D. Power and Associates. Hilton was the only hotel company with three top rankings. In addition, the Hilton, Doubletree and Embassy Suites brands all improved their respective customer satisfaction scores in the 2005 J.D. Power study.

We believe the continued strong performance of our brands has enabled us to significantly enhance our development pipeline versus our industry competitors. We had approximately 520 hotels, primarily franchises, with 64,000 rooms in our development pipeline at June 30, 2005. The consummation of transactions in our development pipeline is subject to various conditions and uncertainties.

Our ability to grow the number of hotels in our system is affected by the factors referenced under “Forward-Looking Statements,” such as national and regional economic conditions; the effects of actual and threatened terrorist attacks and international conflicts; credit availability; relationships with franchisees and property owners; and competition from other hotel brands.

In total, we anticipate spending approximately $615 million on capital expenditures in 2005, which includes $125 million for routine improvements, $210 million on timeshare projects, $100 million in hotel renovation, ROI and special projects and $180 million related to land acquisitions on Hawaii’s Big Island. Routine improvements include expenditures for equipment, hotel fixtures and wall and floor coverings. Expenditures required to complete our capital spending programs will be financed through available cash flow from operations and general corporate borrowings. Anticipated capital expenditures are subject to change due to, among other things, changes in business operations and economic conditions.

We will continue to review our owned hotel portfolio for potential repositioning or re-branding opportunities (see “Liquidity and Capital Resources—Acquisitions and Dispositions”). It is our intention to be opportunistic when evaluating potential asset sales and we will look to sell particular hotel properties to the extent we can obtain premium prices. We are currently marketing for sale certain of our owned hotels. As discussed in Note 10 to the consolidated financial statements, until necessary approvals have been received and substantive conditions to the buyer’s obligation to perform have been satisfied, we do not consider a sale to be probable. When we sell a hotel property, it is generally our preference to retain a management or franchise agreement; however, we may sell hotels without maintaining our brand.

Hotel Ownership

Capital expenditures during the first six months of 2005 totaled $255 million. Excluding the $180 million to purchase land on Hawaii’s Big Island, as discussed in Note 8 to the consolidated financial statements, our capital expenditures were $75 million, consisting primarily of routine improvements at our owned hotels. We continue to place a priority on making appropriate capital expenditures to maintain and upgrade our owned assets.

Managing and Franchising

Total property additions in the first six months of 2005 included 66 franchised properties and five managed properties. These additions included 12 properties which, due in part to the market share leadership of our brands, were converted to our family of brands in the period. The 12 conversions included six Doubletrees, five Hiltons and one Homewood Suites by Hilton.

While unit growth for the full-year 2005 is expected to be driven primarily by Hampton Inn and Hilton Garden Inn, we are seeing strong growth in our full-service Hilton and Doubletree brands as well. The Doubletree and Hilton brands expect to add approximately 10 to 15 hotels each to our system in 2005.

In the first quarter of 2005, we announced a major initiative with Hilton International Co. to actively develop the luxury Conrad brand on a global basis. The growth of the Conrad brand will continue to be primarily through management agreements, including a new Conrad hotel on the Las Vegas Strip (scheduled 2007 opening) and a new Conrad hotel in downtown Indianapolis (scheduled 2006 opening).

Timeshare

We are currently developing new timeshare projects in Las Vegas and Orlando as well as in Waikoloa on the Big Island of Hawaii. The Waikoloa project will have 120 units and is scheduled for completion in early 2006. At our International Drive property in Orlando (Tuscany Village), the project has 166 units open, representing the first three phases. Construction is continuing on the next 140 units, with 70 units scheduled to open in the third quarter of 2005 and 70 units scheduled for spring 2006. Also in Orlando, we are adding 48 units to our existing property adjacent to Sea World. The second phase of our property on the Las Vegas Strip, which consists of 431 units, is on schedule for completion in summer 2006. Upon the opening of phase two, approximately half of the planned four-tower, 1,577-unit project will have been completed.

Capital expenditures associated with our timeshare operations during the first six months of 2005 totaled $67 million. Timeshare capital expenditures are expected to total approximately $210 million this year, as we continue to invest in the development of new product in Las Vegas, Orlando and Hawaii. The capital expenditures associated with our non-lease timeshare products are reflected as inventory until the timeshare intervals are sold. We also provide financing to the buyers of our timeshare intervals. During the first six months of 2005, we issued approximately $143 million of loans related to timeshare financings. Principal collections on timeshare notes during the first six months were approximately $94 million.

Liquidity and Capital Resources

Overview

Net cash provided by operating activities was $311 million and $338 million for the six months ended June 30, 2004 and 2005, respectively. The increase is primarily due to improved operating results, partially offset by an increase in accounts receivable attributable to improved results at our owned hotels and increased fee revenue. The net increase is also mitigated by an increase in net cash used in timeshare construction in excess of timeshare sales compared to the 2004 period.

Net cash used in investing activities was $10 million and $144 million for the six months ended June 30, 2004 and 2005, respectively. The increase is the result of higher capital expenditures, partially offset by an increase in net unrestricted proceeds from asset dispositions. Net cash used in financing activities was $141 million for the first six months of 2004 and $230 million for the first six months of 2005. The net change between periods is primarily due to share repurchases, partially offset by a lower level of debt repayments in the 2005 period. All amounts outstanding under our revolving line of credit were repaid in the second quarter of 2004.

Cash and equivalents decreased $36 million from $303 million at December 31, 2004 to $267 million at June 30, 2005. Restricted cash totaled $163 million at December 31, 2004 and $424 million at June 30, 2005, respectively. Restricted cash includes cash proceeds from asset dispositions that remain restricted, cash related to certain consolidated hotels, the use of which is restricted for hotel purposes under the terms of collateralized borrowings, refundable deposits on the sale of timeshare intervals, and cash balances held by a consolidated non-controlled entity. The increase in restricted cash primarily relates to proceeds from asset dispositions that remained restricted at the end of the reporting period (see Note 10 to the consolidated financial statements).

We believe that our operating cash flow, available borrowings under our revolving credit facility and our ability to obtain additional financing through various financial markets are sufficient to meet our liquidity needs (see “Liquidity and Capital Resources—Financing”). Any projections of future financial needs and sources of working capital are subject to uncertainty. See “Results of Operations” and “Other Matters -Forward-Looking Statements” for further discussion of conditions that could adversely affect our estimates of future financial needs and sources of working capital.

Financing

We have a $1 billion revolving credit facility, with an option to increase the size of the facility by an additional $250 million. This facility was amended in the first quarter of 2005. The amendment lowered our all-in cost of borrowing under this facility by 50 basis points from LIBOR plus 125 basis points to LIBOR plus 75 basis points and extended the facility until March 2010. There were no amounts outstanding under the revolving credit facility at June 30, 2005. The capacity under our revolver is also used to support certain outstanding letters of credit. Total revolving debt capacity of approximately $860 million was available to us at June 30, 2005.

In October 1997, we filed a shelf registration statement with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. At June 30, 2005, available financing under the shelf totaled $825 million. The terms of any additional securities offered under the shelf will be determined by market conditions at the time of issuance.

As of June 30, 2005, approximately 13% of our long-term debt, including the impact of interest rate swaps, was floating rate debt.

The following table summarizes our significant contractual obligations as of June 30, 2005, including long-term debt and operating lease commitments:

		Payments Due by Period
		Less than 1	1 - 3	4 - 5	After 5
Contractual Obligations	Total	year	years	years	years
	(in millions)
Long-term debt	$3,610	14	862	417	2,317
Operating leases	493	34	62	54	343
Total contractual obligations	$4,103	48	924	471	2,660

Long-term debt decreased by $37 million from December 31, 2004 to $3.61 billion at June 30, 2005, primarily as a result of the repayment of the mortgage on a hotel sold during the period. Operating lease commitments decreased by $216 million from December 31, 2004 to $493 million at June 30, 2005, primarily due to the purchase of land on which the Hilton Waikoloa Village is located (see Note 8 to the consolidated financial statements). We had previously leased this land pursuant to an agreement expiring in 2061. Our consolidated balance sheets as of December 31, 2004 and June 30, 2005 include the assets and liabilities of a non-controlled managed hotel, including $100 million of debt that is non-recourse to us. This amount is reflected on our consolidated balance sheets as non-recourse debt of non-controlled entity and is excluded from the contractual obligations table.

Development Financing and Other Commercial Commitments

To assist prospective franchisees in obtaining financing for hotel projects, we have programs to provide alternative capital sources to qualified franchisees. We have provided secondary financing to franchisees under a mezzanine financing program. Loans outstanding under this program at June 30, 2005 totaled approximately $32 million.

We have established franchise financing programs with third party lenders to support the growth of our Hilton Garden Inn, Homewood Suites by Hilton, Hampton and Embassy Suites brands. As of June 30, 2005 we have provided guarantees of $33 million on loans outstanding under the programs.

As of June 30, 2005, in addition to the guarantees issued in connection with our development financing programs, we have guaranteed $36 million of debt and other obligations of unconsolidated affiliates and third parties, bringing our total guarantees to approximately $69 million. We also have commitments under letters of credit totaling $56 million as of June 30, 2005. We believe it is unlikely that material payments will be required under our outstanding guarantees or letters of credit.

The following table summarizes our development financing and other commercial commitments as of June 30, 2005:

		Amount of Commitment
	Total	Expiration per Period
	Amounts	Less than 1	1 - 3	4 - 5	After 5
Commercial Commitments	Committed	year	years	years	years
	(in millions)
Letters of credit	$56	56	—	—	—
Guarantees	69	21	44	2	2
Total commercial commitments	$125	77	44	2	2

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

We have also provided performance guarantees to certain owners of hotels which we operate under management contracts. Most of these guarantees allow us to terminate the contract rather than fund shortfalls if specified performance levels are not achieved. In limited cases, we are obligated to fund performance shortfalls. At June 30, 2005, we have two contracts containing performance guarantees with possible cash outlays totaling approximately $173 million through 2012. Funding under these performance guarantees totaled approximately $4 million in 2004, and is expected to total approximately $4 million in 2005. Funding under these guarantees in future periods is dependent on the operating performance levels of these hotels over the remaining term of the performance guarantee. Although we anticipate that the future operating performance levels of these hotels will be largely achieved, there can be no assurance that this will be the case. In addition, we do not anticipate losing a significant number of management contracts in 2005 pursuant to these guarantees.

Acquisitions and Dispositions

In the second quarter of 2005, we completed two transactions whereby we will acquire land on Hawaii’s Big Island for $180 million in cash consideration, as discussed in Note 8 to the consolidated financial statements. During the first of half of 2005 we sold 12 owned or majority-owned hotels, as well as our minority interests in several hotel joint ventures. See Note 10 to the consolidated financial statements for further discussion of these transactions.

Stockholders’ Equity

Dividends paid on common shares were $.02 per share for the three-month periods ended June 30, 2004 and 2005 and $.04 per share for the six-month periods ended June 30, 2004 and 2005. In July, we announced that our Board of Directors approved an increase to the company’s quarterly common stock dividend from $.02 per share to $.04 per share (an increase of approximately $7.6 million per quarter.) Accordingly, we declared a dividend of $.04 per share, payable in cash on September 16, 2005 to stockholders of record at the close of business on September 2, 2005. In the first half of 2005, we repurchased approximately 12.3 million shares of our common stock at a total cost of approximately $271 million. No shares were repurchased in the 2004 first half. In March 2005, we announced that our Board of Directors authorized the repurchase of up to an additional 50 million shares of common stock. As of June 30, 2005, approximately 44.7 million shares remained authorized for repurchase under this authority.

Results of Operations

Comparison of fiscal quarters ended June 30, 2004 and 2005

A summary of our consolidated results for the three months ended June 30, 2004 and 2005 is as follows:

	2004	2005	% Change
	(in millions, expect per share amounts)
Revenue	$1,065	1,176	10%
Operating income	188	246	31
Net income	75	202	169
Basic EPS	.20	.53	165
Diluted EPS	.19	.49	158

Results in the 2005 second quarter benefited from strong increases in room nights, along with continued pricing power, which resulted in double-digit revenue per available room (RevPAR) gains and margin improvement at many of our comparable owned hotels. Management and franchise fee revenue was our highest ever for a quarter, as a result of RevPAR growth and the addition of new units. Results in the 2005 second quarter also benefited from strong quarterly results from our timeshare business. Net income in 2005 also benefited from gains on sales of owned hotels and tax benefits from the utilization of tax loss carryforwards and the closure of IRS audits.

Revenue from owned hotels totaled $575 million in the 2005 second quarter, a five percent increase from $546 million in the 2004 second quarter, and total expenses in the second quarter of 2005 were up three percent to $391 million. Strong results at our comparable owned hotels were partially offset by the impact of asset sales. Excluding the impact of asset sales, owned hotel revenue in the 2005 second quarter increased nine percent to $546 million from $499 million in the 2004 quarter, while owned hotel expenses increased seven percent to $371 million in the 2005 second quarter from $347 million in 2004.

Results at our comparable owned properties benefited from strong demand, particularly from business travelers, which enabled us to increase room rates at most of our owned hotels. Hotels reporting particularly strong results in the quarter included those in New York City, Honolulu, Phoenix, Atlanta, Seattle and Portland, all of which reported double-digit RevPAR increases. Anticipated improvement in the Chicago market was realized as each of the company’s owned hotels in Chicago posted double-digit RevPAR gains in the quarter, driven by increases in business transient room nights and rates. San Francisco remained a difficult market during the quarter. RevPAR for comparable owned properties increased 9.4 percent in the 2005 second quarter, with occupancy rising 2.2 points to 80.1 percent and average daily rate up 6.4 percent to $168.99. Approximately 70 percent of the RevPAR increase at the comparable owned hotels was attributable to the rate gains.

While RevPAR increases led to solid growth in rooms revenue, other owned hotel revenue also performed well, with food and beverage revenue increasing 10 percent in the quarter. Group room nights, which typically generate higher margin food and beverage business, were up three percent at our comparable owned hotels. Margins at our comparable owned hotels (revenue less expenses as a percentage of revenue for comparable owned hotels) improved 160 basis points in the quarter to 32.1 percent. Cost per occupied room increased 4.3 percent in the 2005 second quarter.

We expect that a favorable economic environment will continue to benefit our owned hotels. Strong demand trends combined with limited full-service supply growth should result in continued pricing power in many of our important markets, including New York and Hawaii.

Leased hotel revenue totaled $31 million in the 2005 second quarter, a seven percent increase compared to the 2004 second quarter, while leased hotel expenses increased eight percent to $27 million. Due to the relatively large size of the lease payments required in a hotel operating lease, leased properties operate at margins significantly lower than our owned hotels. Leased hotel revenue and expenses are included with our owned hotels in our Hotel Ownership segment results.

Operating income from unconsolidated affiliates totaled $16 million and $10 million in the 2005 and 2004 quarters, respectively. The increase relates to improved results at joint venture properties and the termination or sale of certain joint venture interests that generated losses in the 2004 period. Operating income from unconsolidated affiliates is included in our Hotel Ownership segment results.

Management and franchise fee revenue was our highest ever for a quarterly period at $117 million, a 21 percent increase from the 2004 second quarter, and 15 percent above the previous record level attained in the first quarter 2005. Fee revenue is based primarily on rooms revenue at franchised properties and total operating revenue (and to a lesser extent gross operating profits or cash flow) at managed properties. The strong demand trends that benefited our owned hotels also resulted in strong RevPAR gains for each of our brands on a system-wide basis (including managed and franchised properties). The increase in management and franchise fees in the quarter also reflects the addition of new units to our system of hotels. Of the first quarter fee growth, approximately 60 percent came from RevPAR gains and 40 percent came from unit growth.

Revenue from timeshare operations (included in timeshare and other income) totaled $136 million in the 2005 second quarter, compared to $98 million in the 2004 second quarter, an increase of 39 percent. Timeshare expenses for the 2005 second quarter (included in other operating expenses) were $97 million, compared to $71 million in the 2004 second quarter. Results in the 2005 second quarter reflect continued strong sales in Las Vegas, Orlando and Hawaii. Overall timeshare unit sales in the quarter were up 13 percent over the 2004 second quarter, while the average unit sales price was flat. Timeshare revenue and profitability in the quarter also benefited from higher resort fees and higher financing income. In addition, the 2005 second quarter benefited from favorable percentage of completion accounting, leading to the recognition of previously deferred revenue and expenses, primarily related to our Tuscany Village and Waikoloa properties.

Depreciation and amortization expense decreased $5 million in the second quarter of 2005 to $78 million, primarily due to asset sales and lower amortization expense related to certain long-term management and franchise agreements that were terminated in prior periods.

Results in the 2005 second quarter include an impairment loss and related costs totaling $5 million, which represents a pre-tax charge to reduce the value of an owned hotel and our minority interest in eight joint venture hotels to their estimated fair values. This hotel and the joint venture interest were sold in July 2005 (see Note 17 to the consolidated financial statements). The impairment charge is included in our Hotel Ownership segment results.

Corporate Activity

Interest and dividend income decreased $3 million compared to the 2004 second quarter. The net decrease reflects the repayment by Caesars Entertainment, Inc. of the $325 million 7% Senior Notes in July 2004. As these notes were assumed by Caesars (previously known as Park Place Entertainment Corporation) in connection with the 1998 spin-off of our gaming operations but remained our legal obligation prior to repayment, interest on the notes is reflected both as interest income and interest expense in our consolidated statement of income for the June 30, 2004 period. This decrease was partially offset by an increase in interest from cash management activities, reflecting higher cash balances. Interest expense, net of amounts capitalized, decreased $6 million compared to the 2004 second quarter, primarily due to the aforementioned repayment by Caesars.

The $61 million net gain on asset dispositions and other in our consolidated statement of income for the 2005 second quarter includes gains from asset sales of $63 million (see Note 10 to the consolidated financial statements) and a $2 million pre-tax loss on our oil futures derivative (see Note 6 to the consolidated financial statements) based on the market value of the contract at June 30, 2005. The $3 million gain on asset dispositions and other in the 2004 second quarter primarily represents a gain from the sale of our investment in Travelweb.

The loss from non-operating affiliates totaling $4 million in the 2005 second quarter represents equity losses associated with our 24 percent minority interest in a coal-based synthetic fuel facility. The synthetic fuel produced at this facility qualifies for tax credits which reduce our provision for income taxes (see Note 5 to the consolidated financial statements).

The effective income tax rate for the second quarter of 2005 decreased to 11% from 34% in the second quarter of 2004. The effective rate in the second quarter of 2005 includes a benefit of $28 million resulting primarily from the closure of IRS audits, the utilization of tax loss carryforwards associated with asset sales totaling $34 million and the utilization of Section 29 synthetic fuel production credits of approximately $4 million. Excluding the impact of these tax credits, the effective tax rate was approximately 39% for the second quarter of 2005. The effective rate in the second quarter of 2004 reflects the utilization of tax loss carryforwards of approximately $5 million as result of the Travelweb sale and the sale of Doubletree properties in Bakersfield and Modesto, California. Excluding the impact of the carryfoward utilization, the effective tax rate was 38% in the 2004 second quarter. Our effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

Minority and non-controlled interests expense, net, increased $4 million to $7 million in the 2005 second quarter, reflecting a distribution to our minority partner on the sale of the Hilton Glendale (see Note 10 to the consolidated financial statements).

Hotel Statistics

RevPAR for U.S. owned hotels and system-wide for the three months ended June 30, 2004 and 2005 is as follows:

	U.S. owned(1)
	Three months ended June 30,
	2004	2005	% Change
Hilton	$127.39	139.30	9.3%
All other	85.62	94.89	10.8
Total	123.71	135.38	9.4

(1)          Statistics are for comparable U.S. hotels, and include only hotels in the system as of June 30, 2005 and owned by us since January 1, 2004.

	System-wide(2)
	Three months ended June 30,
	2004	2005	% Change
Hilton	$95.08	106.38	11.9%
Hilton Garden Inn	71.55	79.25	10.8
Doubletree	72.66	80.92	11.4
Embassy Suites	91.32	100.30	9.8
Homewood Suites by Hilton	74.31	79.75	7.3
Hampton	58.90	66.18	12.4
Other	97.91	111.51	13.9

(2)          Statistics are for comparable hotels, and include only hotels in the system as of June 30, 2005 and owned, operated or franchised by us since January 1, 2004.

Comparison of six months ended June 30, 2004 and 2005

A summary of our consolidated results for the six months ended June 30, 2004 and 2005 is as follows:

	2004	2005	% Change
	(in millions, expect per share amounts)
Revenue	$2,059	2,252	9%
Operating Income	319	409	28
Net Income	112	266	138
Basic EPS	.29	.69	138
Diluted EPS	.28	.65	132

Results in the 2005 first half benefited from significant rate and volume increases from business transient customers, strong group business, and improved pricing power from the leisure markets, which resulted in double-digit revenue per available room (RevPAR) gains and margin improvement at many of our comparable owned hotels. Management and franchise fee revenue reached a new high in the first six months of 2005, as a result of RevPAR growth and the addition of new units. Results in the 2005 first half also benefited from strong results for our timeshare business. Net income in 2005 also benefited from gains on sales of owned hotels and tax benefits from the utilization of tax loss carryforwards and the closure of IRS audits.

Revenue from owned hotels totaled $1.070 billion in the first six months of 2005, an increase of four percent from 2004, while total expenses increased two percent to $767 million. Strong results at our comparable owned hotels were partially offset by the impact of asset sales. Excluding the impact of asset sales, owned hotel revenue increased eight percent from $937 million in 2004 to $1.010 billion in 2005, while owned hotel expenses increased six percent from $684 million in 2004 to $724 million in 2005.

Results at our comparable owned hotels benefited from strong demand, particularly from business travelers, and increased room rates. Results in New York and Hawaii were particularly strong in the first half of 2005, while results in San Francisco were comparatively weak. RevPAR for comparable owned properties increased 9.4 percent in the first six months of 2005, with occupancy increasing 1.9 points to 75.4 percent and average daily rate up 6.7 percent to $166.37. Approximately 70 percent of the RevPAR increase at the comparable owned hotels was attributable to rate gains. Margins at our comparable owned hotels improved 130 basis points from the 2004 period.

Operating income from unconsolidated affiliates totaled $26 million and $20 million in the first six months of 2005 and 2004, respectively. The increase primarily relates to improved results at joint venture properties and the termination or sale of certain joint venture interests that generated losses in the 2004 period.

Management and franchise fee revenue in the 2005 first half increased $33 million, or 18 percent, over the prior year period to $219 million. The strong demand trends that benefited our owned hotels also resulted in strong RevPAR gains for each of our brands on a system-wide basis for the first six months of 2005. The increased fee revenue also reflects the addition of new units.

Revenue from our timeshare operations totaled $282 million in the 2005 period, compared to $207 million in 2004, an increase of 36 percent. Timeshare expenses for the 2005 first half were $202 million, compared to $153 million in the 2004 period. Overall timeshare unit sales in the 2005 six-month period were up 18 percent over the 2004 period, with robust sales at our projects in Las Vegas, Orlando and Hawaii. The average unit sales price was flat across the system. Timeshare revenue and profitability were also impacted by higher resort fees and higher financing income due to increased sales, and favorable comparisons due to percentage of completion accounting, leading to the recognition of previously deferred revenue and expenses.

Depreciation and amortization expense decreased $8 million in the first half of 2005 to $158 million, primarily due to property sales and lower amortization expense related to certain long-term management and franchise agreements that were terminated in prior periods.

Results in the 2005 first half reflect an impairment loss and related costs totaling $7 million, which includes a pre-tax charge of $5 million to reduce the value of an owned hotel and our minority interest in eight joint venture hotels to their estimated fair values. This hotel and the joint venture interest were sold in July 2005. The 2005 charge also includes a $2 million pre-tax charge representing the write down of a non-hotel cost basis investment to its estimated fair value. The $5 million impairment charge is included in our Hotel Ownership segment results, while the $2 million charge is not allocated among our reportable segments.

Corporate Activity

Corporate expense totaled $50 million in the first half of 2005, an increase of $6 million from the 2004 period. The increase is primarily the result of increased expense associated with stock-based compensation and increased legal fees compared to the 2004 period. Corporate expense is not allocated among our reportable business segments.

Interest and dividend income decreased $9 million compared to the 2004 first half. The net decrease primarily reflects the repayment by Caesars of the $325 million 7% Senior Notes in July 2004. Interest on the notes is reflected both as interest income and interest expense in our consolidated statement of income for the June 30, 2004 period. This decrease was partially offset by an increase in interest income from cash management activities, reflecting higher cash balances. Interest expense, net of amounts capitalized, decreased $12 million compared to the 2004 period, due primarily to the aforementioned repayment by Caesars.

The $72 million net gain on asset dispositions and other in our consolidated statement of income for the 2005 first half includes gains from asset sales of $68 million (see Note 10 to the consolidated financial statements) and a $3 million pre-tax gain on our oil futures derivative (see Note 6 to the consolidated financial statements) based on the market value of the contract at June 30, 2005. Also included in the 2005 period is a net gain of $1 million related to excess proceeds received on the disposition of certain management and franchise agreements to which value had been assigned. The $1 million loss on asset dispositions and other in the 2004 period primarily represents the write-off of values assigned to certain long-term management and franchise agreements that were terminated, net of a $3 million gain from the sale of our investment in Travelweb.

The loss from non-operating affiliates totaling $9 million in the 2005 first half represents equity losses associated with our 24 percent minority interest in a coal-based synthetic fuel facility. The synthetic fuel produced at this facility qualifies for tax credits which reduce our provision for income taxes (see Note 5 to the consolidated financial statements).

The effective income tax rate was 34% and 18% for the six-month periods ended June 30, 2004 and 2005, respectively. The effective rate in the first half of 2005 includes a benefit of $28 million resulting primarily from the closure of IRS audits, the utilization of tax loss carryforwards associated with asset sales totaling $34 million and the utilization of Section 29 synthetic fuel production credits of approximately $9 million. Excluding the impact of these items, the effective tax rate was approximately 39% for the 2005 first half. The effective rate in the 2004 first half reflects the utilization of tax loss carryforwards of approximately $7 million resulting from the sale of three Doubletree properties (La Posada Resort in Arizona, as well as Bakersfield and Modesto in California) and the sale of our interest in Travelweb. Excluding the impact of the carryfoward utilization, the effective tax rate was 38% in the 2004 first half.

Minority and non-controlled interests expense, net, increased $4 million to $10 million in the 2005 first half, reflecting a distribution to our minority partner on the sale of the Hilton Glendale (see Note 10 to the consolidated financial statements).

Hotel Statistics

RevPAR for U.S. owned hotels and system-wide for the six months ended June 30, 2004 and 2005 is as follows:

	U.S. owned(1)
	Six months ended June 30,
	2004	2005	% Change
Hilton	$117.43	$128.58	9.5%
All other	85.67	92.29	7.7
Total	114.63	125.38	9.4

(1)          Statistics are for comparable U.S. hotels, and include only hotels in the system as of June 30, 2005 and owned by us since January 1, 2004.

	System-wide(2)
	Six months ended June 30,
	2004	2005	% Change
Hilton	$90.83	100.33	10.5%
Hilton Garden Inn	67.74	74.82	10.5
Doubletree	69.76	76.42	9.5
Embassy Suites	87.59	95.35	8.9
Homewood Suites by Hilton	71.34	77.01	7.9
Hampton	54.68	61.60	12.7
Other	89.55	103.17	15.2

(2)          Statistics are for comparable hotels, and include only hotels in the system as of June 30, 2005 and owned, operated or franchised by us since January 1, 2004.

Other Matters

New Accounting Standards

See Note 7 to the consolidated financial statements for discussion of new accounting standards.

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

The words “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “projects,” “will,” “should,” “continues” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to risks and uncertainties, including those identified at the beginning of this Item 2 under “The Company” as well as those in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 under “Operations—Development” and “—Territorial Restrictions,” “Additional Information—Marketing,” “—Business Risks,” “—Competition,” “—Environmental Matters” and “—Regulation and Licensing,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as:

•       supply and demand changes for hotel rooms and timeshare intervals in our markets;

•       the financial condition of the airline industry and its impact on air travel;

•       the effect of any rating agency downgrades on the cost and availability of new debt financing;

•       the impact on domestic and international travel of war (including the potential for war), terrorist activity (including threats of terrorist activity), geopolitical uncertainty and international conflict, which could effect the demand for hotel rooms and timeshare intervals;

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

Employees at certain of our owned and managed hotels are covered by city-wide collective bargaining agreements that have either expired or will expire in 2006. These agreements affect a broad array of hotels in New York, San Francisco, Boston, Chicago and Honolulu. We are preparing for the impact of potential labor activities, which may cause the diversion of business to hotels that are not involved in the negotiations. However, at this time, we cannot predict when or whether new agreements will be reached and what the impact of prolonged negotiations may be.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005, the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Stock Repurchases

The following table sets forth information with respect to repurchases by us of shares of our common stock during the quarter ended June 30, 2005:

			Total number of	Maximum number
			shares repurchased	of shares that may
	Total number of		as part of publicly	yet be repurchased
	shares	Average price paid	announced plans	under the plans or
	repurchased(1)	per share	or programs(2)	programs(2)
Period	(a)	(b)	(c)	(d)
April 1-30, 2005	2,170,000	$22.18	2,170,000	47,640,600
May 1-31, 2005	2,948,200	22.17	2,948,200	44,692,400
Total	5,118,200	22.17	5,118,200	44,692,400

(1)          All repurchases of shares of common stock were made in open market transactions.

(2)          We repurchased 5,118,200 shares during this period pursuant to our repurchase program, authorized by our Board of Directors in March 2005, for the repurchase of up to 50 million shares of common stock. The repurchase program does not have an expiration date.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on May 26, 2005 at the Hilton Glendale in Glendale, California. Approximately 88 percent of the eligible shares were voted. At the meeting, our stockholders: (i) elected five nominees for director, including four directors whose terms were expiring (Stephen F. Bollenbach, Benjamin V. Lambert, John L. Notter and Peter V. Ueberroth) and one new director (Barbara Bell Coleman); (ii) ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2005; (iii) approved a stockholder proposal recommending stockholder approval of severance agreements; and (iv) rejected a stockholder proposal recommending new voting standards for the election of directors.

		Withheld /		Broker
Matter	For	Against	Abstain	Non-Vote
1. Election of directors
Stephen F. Bollenbach	307,339,604	29,920,012
Barbara Bell Coleman	324,388,687	12,870,929
Benjamin V. Lambert	305,410,041	31,849,575
John L. Notter	322,471,070	14,788,546
Peter V. Ueberroth	322,231,565	15,028,051
2. Ratification of Ernst & Young LLP as independent registered public accounting firm	333,711,483	1,457,665	2,090,468
3. Stockholder proposal regarding stockholder approval of severance agreements	164,467,165	133,231,876	3,224,629	36,335,946
4. Stockholder proposal regarding voting standards for the election of directors	129,724,996	167,860,310	3,338,364	36,335,946

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
	31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILTON HOTELS CORPORATION
(Registrant)
Date: August 2, 2005	/s/ ROBERT M. LA FORGIA
Robert M. La Forgia
Senior Vice President and Chief Financial Officer
(Chief Accounting Officer)