Form 10-Q
period 2005-09-30
HILTON HOTELS CORP
filed 2005-11-02
CIK 47580

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2005—Common Stock, $2.50 par value—381,453,201 shares.

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Company or group of companies for which report is filed:

HILTON HOTELS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(unaudited)		(unaudited)
	(in millions, except per share amounts)
Revenue
Owned hotels	$492	489	1,520	1,559
Leased hotels	30	28	85	87
Management and franchise fees	102	119	288	338
Timeshare and other income	119	155	346	457
	743	791	2,239	2,441
Other revenue from managed and franchised properties	290	311	853	913
	1,033	1,102	3,092	3,354
Expenses
Owned hotels	365	350	1,116	1,117
Leased hotels	26	24	76	77
Depreciation and amortization	81	70	247	228
Impairment loss and related costs	—	—	—	7
Other operating expenses	101	128	291	366
Corporate expense	19	25	63	75
	592	597	1,793	1,870
Other expenses from managed and franchised properties	290	311	849	907
	882	908	2,642	2,777
Operating income from unconsolidated affiliates	20	9	40	35
Operating Income	171	203	490	612
Interest and dividend income	2	6	19	14
Interest expense	(67)	(66)	(209)	(196)
Net interest from unconsolidated affiliates and non-controlled interests	(6)	(6)	(20)	(19)
Net (loss) gain on asset dispositions and other	(1)	4	(2)	76
Loss from non-operating affiliates	(3)	(4)	(3)	(13)

Income Before Taxes and Minority and Non-Controlled Interests	96	137	275	474
Provision for income taxes	(35)	(47)	(96)	(108)
Minority and non-controlled interests, net	—	(1)	(6)	(11)
Net Income	$61	89	173	355
Basic Earnings Per Share	$.16	.23	.45	.93
Diluted Earnings Per Share	$.15	.22	.44	.87

See notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31, 2004	September 30, 2005
		(unaudited)
	(in millions)
ASSETS
Current Assets
Cash and equivalents	$303	554
Restricted cash	163	404
Accounts receivable, net	269	367
Inventories	144	191
Deferred income taxes	85	90
Current portion of notes receivable, net	68	46
Other current assets	74	123
Total current assets	1,106	1,775
Investments, Property and Other Assets
Investments and notes receivable, net	635	680
Property and equipment, net	3,510	3,248
Management and franchise contracts, net	336	314
Leases, net	111	108
Brands	970	970
Goodwill	1,240	1,224
Other assets	334	349
Total investments, property and other assets	7,136	6,893
Total Assets	$8,242	8,668
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$611	743
Current maturities of long-term debt	14	14
Income taxes payable	4	5
Total current liabilities	629	762
Long-term debt	3,633	3,601
Non-recourse debt of non-controlled entity	100	100
Deferred income taxes and other liabilities	1,312	1,492
Stockholders’ equity	2,568	2,713
Total Liabilities and Stockholders’ Equity	$8,242	8,668

See notes to consolidated financial statements

Hilton Hotels Corporation and Subsidiaries
Consolidated Statements of Cash Flow

	Nine Months Ended September 30,
	2004	2005
	(unaudited)
	(in millions)
Operating Activities
Net income	$173	355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	247	228
Amortization of loan costs	7	6
Net loss (gain) on asset dispositions	2	(76)
Loss from non-operating affiliates	3	13
Impairment loss and related costs	—	7
Change in working capital components:
Inventories	47	(49)
Accounts receivable	(55)	(91)
Other current assets	(5)	(48)
Accounts payable and accrued expenses	74	130
Income taxes payable	26	1
Restricted cash	(73)	(10)
Change in deferred income taxes	19	73
Change in other liabilities	42	(36)
Unconsolidated affiliates’ distributions in excess of earnings	15	—
Change in timeshare notes receivable	(82)	(79)
Other	(1)	(15)
Net cash provided by operating activities	439	409
Investing Activities
Capital expenditures	(106)	(322)
Additional investments	(67)	(30)
Proceeds from asset dispositions	51	629
Asset disposition proceeds held in escrow as restricted cash	—	(231)
Payments received on notes and other	34	39
Net cash (used in) provided by investing activities	(88)	85
Financing Activities
Change in revolving loans	(160)	—
Long-term borrowings	—	14
Reduction of long-term debt	(10)	(11)
Issuance of common stock	52	56
Repurchase of common stock	—	(271)
Cash dividends	(23)	(31)
Net cash used in financing activities	(141)	(243)
Increase in Cash and Equivalents	210	251
Cash and Equivalents at Beginning of Year	9	303
Cash and Equivalents at End of Period	$219	554

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

The consolidated financial statements for the three and nine months ended September 30, 2004 and 2005 are unaudited; however, in the opinion of management, all adjustments (which include normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

Note 2:   Earnings Per Share

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding totaled 385 million and 383 million for the three and nine months ended September 30, 2004 and 381 million and 383 million for the three and nine months ended September 30, 2005, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of stock-based compensation and convertible securities increased the weighted average number of common shares by 34 million for both the three and nine months ended September 30, 2004 and 2005. In addition, the increase to net income resulting from interest on convertible securities assumed to have not been paid was $3 million for both of the three month periods ended September 30, 2004 and 2005, and $9 million for both of the nine month periods ended September 30, 2004 and 2005. The sum of EPS for the first three quarters of 2004 differs from the year to date EPS due to the required method of computing EPS in the respective periods.

Note 3:   Stock-Based Compensation

We apply Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for our stock-based compensation plans. Prior to 2004, our stock-based compensation consisted primarily of stock options. No compensation cost is reflected in our net income related to our stock option awards for the periods presented, as all stock options had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we will account for our stock-based compensation in accordance with Financial Accounting Standard (FAS) 123R (see Note 7).

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

During the first quarter of 2005, we granted 1,272,000 stock units and 811,000 performance units, both with a grant date fair value of approximately $22.19 per share. Stock units and performance units settle for shares of our common stock on a one-for-one basis. The stock units vest annually in a straight-line manner over four years. The performance units vest in full at the end of a three-year period, and vest at a level between 0% and 150% of the target amount based on the extent that pre-determined performance measures are achieved. In accordance with APB 25, compensation expense for the stock units is measured at the fair value of the underlying stock at the date of grant, and compensation expense associated with performance units is subject to adjustment for changes in the underlying stock price over the vesting period, as well as changes in estimates relating to whether the performance objectives will be achieved. Compensation expense for both stock units and performance units is amortized over the respective vesting periods. Consolidated compensation expense related to stock units and performance units was approximately $2 million and $5 million for the three and nine months ended September 30, 2004, respectively, and $4 million and $15 million for the three and nine months ended September 30, 2005, respectively.

We also provide supplemental retirement benefits to eligible senior officers in the form of stock units that settle for shares of our common stock on a one-for-one basis. The compensation expense associated with the benefits is expensed over the four-year vesting period. The pre-tax expense under these plans was less than $1 million and approximately $3 million for the three and nine months ended September 30, 2004, respectively. The expense for the three and nine months ended September 30, 2005 was less than $1 million.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(in millions, except per share amounts)
Net income:
As reported	$61	89	173	355
Add back: Compensation expense included in reported net income, net of tax	1	3	5	10
Deduct: Fair-value compensation expense for all awards, net of tax	(4)	(5)	(14)	(17)
As adjusted	$58	87	164	348
Basic earnings per share:
As reported	$.16	.23	.45	.93
As adjusted	$.15	.23	.43	.91
Diluted earnings per share:
As reported	$.15	.22	.44	.87
As adjusted	$.15	.22	.41	.86

Note 4:   Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(in millions)		(in millions)
Net income	$61	89	173	355
Cash flow hedge adjustment, net of tax	(2)	1	3	2
Cumulative translation adjustment, net of tax	—	—	—	(1)
Comprehensive income	$59	90	176	356

Note 5:   Synthetic Fuel Investment

In August 2004, we acquired a 24 percent minority interest in a coal-based synthetic fuel facility for approximately $32 million. Our investment is accounted for using the equity method as we lack a controlling financial interest. The facility produced operating losses, our proportionate share of which totaled approximately $3 million for the three and nine months ended September 30, 2004 and $4 million and $13 million for the three and nine months ended September 30, 2005, respectively. These losses are reflected in loss from non-operating affiliates in the accompanying consolidated statements of income.

The synthetic fuel produced at this facility qualifies for tax credits (based on Section 29 of the Internal Revenue Code) which reduce our provision for income taxes. The Section 29 credits are expected to be available for fuel produced at the facility through 2007. The tax credits, combined with the tax benefit associated with the operating losses totaled approximately $4 million for the three and nine months ended September 30, 2004 and $6 million and $18 million for the three and nine months ended September 30, 2005, respectively. As a result, the net benefit to our net income from the investment was approximately $1 million for the three and nine months ended September 30, 2004 and $2 million and $5 million for the three and nine months ended September 30, 2005, respectively.

In the second quarter of 2005, we were informed that the IRS had issued a notice of proposed adjustment challenging the placed-in-service date of the facility. One of the conditions to qualify for the Section 29 credits is that the facility must have been placed in service before July 1, 1988. We believe that the facility meets the placed-in-service requirement. In the third quarter of 2005, that notice of proposed adjustment was withdrawn; however, the joint venture remains under IRS examination.

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

We assess on a quarterly basis the effectiveness of our hedges in offsetting the variability in the cash flow or fair value of the hedged obligations. There were no amounts recognized or reclassified into earnings for the three and nine months ended September 30, 2004 or 2005 due to hedge ineffectiveness or due to excluding from the assessment of effectiveness any component of the derivatives.

Concurrent with our investment in a synthetic fuel facility in August 2004, we entered into a derivative contract covering 2.5 million barrels of oil, which is effective for the calendar year ending December 31, 2005. The derivative contract involves two call options that provide for net cash settlement at expiration based on the full year 2005 average trading price of oil in relation to the strike price of each option. If the average price of oil in 2005 is less than $55 per barrel, the derivative will yield no payment. If the average price of oil exceeds $55 per barrel, the derivative will yield a payment equal to the excess of the average price over $55 per barrel, multiplied by the number of barrels covered, up to a maximum price per barrel of $68. The purpose of the transaction is to provide economic protection against an increase in oil prices that could limit the amount of tax credits available under Section 29 of the Internal Revenue Code. The strike prices of the two call options are intended to approximate the price ranges under which the tax credit could be reduced or eliminated by an increase in oil prices. This agreement does not qualify for hedge accounting and, as a result, changes in the fair value of the derivative agreement are reflected in earnings. The impact to results in the three and nine months ended September 30, 2004 was less than $1 million. Results in 2005 include pre-tax gains of $4 million and $7 million for the three and nine months ended September 30, 2005, respectively, resulting from adjustments to the market value of this derivative contract. These amounts are included in net gain on asset dispositions and other in the accompanying consolidated statements of income.

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

Our consolidated debt balance includes $575 million of contingently convertible debt, which was issued in the second quarter of 2003. As required, the consensus has been retroactively applied to all periods during which the instrument was outstanding. Our calculation of diluted earnings per share for the three and nine month periods ended September 30, 2004 and 2005 reflects the impact of the required implementation of EITF 04-8, which resulted in a reduction of previously reported diluted EPS for the three months ended September 30, 2004 from $.16 per share to $.15 per share. There was no impact to the amount previously reported for the nine months ended September 30, 2004.

In December 2004, the FASB issued FAS 123R, “Share-Based Payment,” which eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method. Pro forma disclosure is no longer an alternative. FAS 123R also requires that the tax benefit associated with these share-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. In April 2005, the Securities and Exchange Commission adopted a rule that delayed the adoption of FAS 123R, which we had previously been required to adopt no later than July 1, 2005. The SEC’s rule allows companies to implement FAS 123R at the beginning of their next fiscal year. As a result, we intend to adopt FAS 123R effective January 1, 2006.

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

FAS 152 will also impact the timing of expense recognition when pre-sales of projects under construction occur and we use the percentage of completion method of accounting. We are currently allowed to defer sales and marketing expenses in the same proportion as the deferred revenue during construction. FAS 152 allows only the deferral of “direct” sales and marketing expenses. This will result in earlier recognition of sales and marketing expenses during the construction period, but will not impact the total sales and marketing expenses recognized. The impact of this change is dependent on the timing and duration of construction and the extent of pre-sales; however, it is not expected to materially affect reported results in 2006.

Note 8:   Variable Interest Entities

We manage two hotels in which we have variable interests, as defined in FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46R), due to the terms of performance guarantees. The performance guarantee associated with one of the hotel management agreements does not expose us to the majority of expected cash flow variability; therefore, we are not the primary beneficiary and this hotel is not consolidated. Our maximum exposure to loss on this contract consists of future management fees and our potential obligation to fund the performance guarantee which, as of September 30, 2005, totaled approximately $40 million through 2012.

The second of the two contracts contains provisions that expose us to the majority of expected cash flow variability. As a result, we are considered to be the primary beneficiary under FIN 46R, and are required to consolidate the balance sheet and results of operations of the hotel. Our consolidated balance sheets at both December 31, 2004 and September 30, 2005 include the assets and liabilities of this non-controlled hotel, including approximately $10 million of cash and equivalents (reflected as restricted cash) and $100 million of debt which is non-recourse to us. The debt is secured by the fixed assets of the hotel with a historical cost of approximately $85 million. The net equity of the hotel is a retained deficit of approximately $60 million as of both dates and is reflected on our consolidated balance sheets in other assets. The revenue and operating expenses of this property are included in other revenue and expenses from managed and franchised properties in the consolidated statements of income. Our financial exposure to this property consists of the fees we earn under the management agreement and costs we may incur under the performance guarantee. The net effect of the other earnings of this property, which belongs to the hotel owners, is eliminated from our consolidated results through minority and non-controlled interests expense in the consolidated statements of income.

In the second quarter of 2005, we completed two transactions whereby we will acquire land on Hawaii’s Big Island. The first transaction occurred in April 2005 involving the acquisition of 62 acres of land on which the Hilton Waikoloa Village is located. The purchase price for this transaction is approximately $115 million. We had previously leased the land pursuant to an agreement expiring in 2061. In May 2005, we completed the second transaction whereby we will acquire 112 acres of undeveloped land for approximately $65 million. This land is adjacent to one of two championship golf courses located within the Waikoloa Beach Resort. We are likely to utilize this land for future timeshare development; however, specific plans are still being determined.

Both land acquisitions were effectuated through a reverse Internal Revenue Service Code Section 1031 tax-deferred exchange with the Palmer House Hilton, which was sold in the third quarter of 2005 (see Note 10). As such, the acquisitions were completed through an exchange facilitator that retains legal title to the land until the exchange is completed. The cash to complete the acquisitions by the exchange facilitator was funded entirely by Hilton. The tax-deferred exchange with respect to the 62 acres on which the Hilton Waikoloa Village is located was completed in the third quarter of 2005. The tax-deferred exchange related to the 112 acres of undeveloped land was completed in October 2005. The entities that hold title to the 112 acres of undeveloped land at September 30, 2005 qualify as variable interest entities of which Hilton is the primary beneficiary. As a result, the land acquired pursuant to this arrangement is reflected in our consolidated balance sheet as of September 30, 2005.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(in millions)		(in millions)
Revenue
Hotel Ownership	$532	530	1,635	1,679
Managing and Franchising	392	430	1,141	1,251
Timeshare	109	142	316	424
	$1,033	1,102	3,092	3,354
Operating income:
Hotel Ownership	$98	111	288	332
Managing and Franchising	90	109	256	312
Timeshare	27	33	79	111
Corporate and other unallocated expenses	(44)	(50)	(133)	(143)
Total operating income	171	203	490	612
Interest and dividend income	2	6	19	14
Interest expense	(67)	(66)	(209)	(196)
Net interest from unconsolidated affiliates and non-controlled interests	(6)	(6)	(20)	(19)
Net (loss) gain on asset dispositions and other	(1)	4	(2)	76
Loss from non-operating affiliates	(3)	(4)	(3)	(13)
Income before taxes and minority and non-controlled interests	96	137	275	474
Provision for income taxes	(35)	(47)	(96)	(108)
Minority and non-controlled interests, net	—	(1)	(6)	(11)
Net Income	$61	89	173	355

Note 10:   Acquisitions and Dispositions

We consider properties to be held for sale when management approves and commits to a formal plan to actively market a property for sale, executes a formal sales contract, allows the buyer to complete its due diligence review and receives a non-refundable deposit. Until necessary approvals have been received and substantive conditions to the buyer’s obligation to perform have been satisfied, we do not consider a sale to be probable.

Upon designation as an asset held for sale, we review the carrying value of the property and, as appropriate, adjust the value to the lower of its carrying value or its estimated fair value less estimated cost to sell, and we stop recording depreciation expense.

To the extent we realize a gain from the sale of real estate and maintain significant continuing involvement in the form of a long-term management contract, the gain is deferred and recognized in earnings over the term of the contract. Results in the three and nine months ended September 30, 2004 include the recognition of pre-tax deferred gains totaling $4 million and $11 million, respectively, and results in the three and nine months ended September 30, 2005 include the recognition of pre-tax deferred gains totaling $6 million and $14 million, respectively.

Fiscal Year 2005 Transactions

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

In June 2005, we completed the sale of seven wholly-owned and one majority-owned hotel. The Hilton Suites Phoenix in Arizona, Hilton Suites Anaheim in California and Embassy Suites Cleveland-Beachwood in Ohio were sold for cash consideration totaling approximately $72 million, resulting in a pre-tax gain totaling approximately $16 million. Each of the hotels will continue to operate under long-term franchise agreements. In addition, we will continue to manage the Hilton Suites Phoenix under a long-term management agreement. A pre-tax gain totaling approximately $13 million on the Hilton Suites Phoenix has been deferred, due to our continuing involvement in management of the hotel, and will be recognized over the life of the five-year management contract retained on this property. These three properties were sold to the RLJ Urban Lodging Fund, a hotel investment fund created by RLJ Development, LLC (RLJ). Robert L. Johnson, a director of the Company, is the Chairman and Chief Executive Officer of RLJ. In addition, we have a limited partnership interest in the RLJ Urban Lodging Fund totaling approximately $6 million at September 30, 2005, which is accounted for as a cost basis investment.

The Doubletree Bellevue in Washington was sold in June 2005 for approximately $49 million in cash, resulting in a pre-tax loss of approximately $13 million. The Hilton Suites Brentwood in Tennessee was sold for approximately $6 million in cash, resulting in a pre-tax loss of approximately $5 million. The Hilton Alexandria in Virginia was sold for cash totaling approximately $93 million, resulting in a pre-tax gain of approximately $37 million, and the Hilton Charlotte in North Carolina was sold for cash totaling approximately $56 million, resulting in a pre-tax gain of approximately $5 million. The sale of the Hilton Charlotte resulted in a reduction in our consolidated goodwill balance of approximately $3 million. We have retained long-term franchise agreements on each of the aforementioned properties.

Also in June 2005, we sold the majority-owned Hilton Glendale in California for cash consideration totaling approximately $80 million, resulting in a pre-tax gain of approximately $30 million. Amounts attributable to the minority partner, totaling approximately $7 million on a pre-tax basis, are reflected in the consolidated statements of income, net of tax, in minority and non-controlled interests, net. We have retained a long-term franchise agreement on the hotel. In addition, we will manage the hotel on a short-term basis during a transition period, therefore the gain has not been deferred.

In addition to the sales of wholly-owned and majority-owned hotels, we sold our minority or non-controlling interests in five joint venture hotel properties in the second quarter. Proceeds totaled approximately $26 million, resulting in a pre-tax gain of approximately $6 million.

In July 2005, we sold the Hilton East Brunswick in New Jersey for cash consideration totaling approximately $43 million. Results in the nine months ended September 30, 2005 include an impairment charge of $2 million to reduce this asset to its fair market value. We will manage the hotel on a short-term basis and have retained a long-term franchise agreement. Also in July 2005, we sold our minority interests in eight joint venture hotels. Proceeds totaled approximately $2 million. Results for the nine months ended September 30, 2005 include an impairment charge of $3 million to reduce the joint venture investment to its fair market value.

In August 2005, we sold the Palmer House Hilton in Illinois for cash consideration totaling approximately $230 million. We will continue to manage the Palmer House Hilton under a long-term management agreement. A pre-tax gain totaling approximately $168 million has been deferred, due to our continuing involvement in management of the hotel, and will be recognized over the ten-year life of the management contract retained on this property.

The $76 million net gain on asset dispositions and other in our consolidated statement of income for the 2005 first nine months also includes a $7 million unrealized gain on our oil futures derivative (see Note 6) based on the market value of the contract at September 30, 2005. Also included in the 2005 period are a net gain of $1 million related to excess proceeds received on the disposition of certain management and franchise agreements to which value had been assigned, and a $1 million gain on the sale of other fixed assets. The asset dispositions in the first nine months of 2005 also generated capital gains for tax purposes, which enabled us to utilize capital loss tax carryforwards that had been fully reserved. The utilization of these capital loss carryforwards resulted in a net benefit to our income tax provision of approximately $34 million in the 2005 first nine months.

In January 2005, we engaged Eastdil Realty Company, LLC to act as our broker for the sale of certain of our owned hotels. Fees earned by Eastdil related to owned hotels sold in the first nine months of 2005 totaled approximately $3 million. Benjamin V. Lambert, a director of the Company, is the Chairman and Chief Executive Officer of Eastdil.

Tax-Deferred Asset Exchange

The sale of the Palmer House Hilton was effectuated through a reverse Internal Revenue Code Section 1031 tax-deferred exchange with the two land acquisitions in the second quarter of 2005 on Hawaii’s Big Island (see Note 8). As such, the sale was completed through an exchange facilitator that received and held the cash proceeds for our benefit until the exchange was completed.

In addition, certain of the owned hotel sales closed in the second quarter of 2005 were also completed through an exchange facilitator in order to serve as potential substitutes to the Palmer House in completing the exchange with the land in Hawaii or to facilitate a separate exchange pursuant to which other property might be acquired. As a result, approximately $267 million of sale proceeds from asset sales completed in the second quarter of 2005 were held for our benefit by the exchange facilitator at June 30, 2005 and were reflected as restricted cash in the June 30, 2005 consolidated balance sheet. As a result of the sale of the Palmer House Hilton in the third quarter, approximately $119 million of these proceeds were released to us during the third quarter of 2005 and the cash became unrestricted. We anticipate that the remaining $148 million of restricted cash related to exchange activity will become unrestricted in the fourth quarter of 2005.

Approximately $83 million of the proceeds from the sale of the Palmer House Hilton were held for our benefit by the exchange facilitator at September 30, 2005 and are reflected as restricted cash in the September 30, 2005 consolidated balance sheet. This cash was released to us and became unrestricted with the completion of the tax-deferred exchange related to the 112 acres of undeveloped land in Hawaii in October 2005.

Fiscal Year 2004 Transactions

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

Note 11:   Impairment Loss and Related Costs

Results in the 2005 nine-month period include pre-tax impairment loss and related costs totaling $7 million.  This includes a $2 million pre-tax charge related to an owned hotel and a $3 million pre-tax charge related to our minority interests in eight joint venture hotels to reduce their respective carrying values to their estimated fair values. The hotel and joint venture interests were sold in July 2005 (see Note 10). The charge for the nine months ended September 30, 2005 also includes a $2 million pre-tax charge in the first quarter, representing the write down of a non-hotel cost basis investment to its estimated fair value.

Note 12:   Stock Repurchases

In the nine months ended September 30, 2005, we repurchased a total of 12.3 million shares of our common stock at a total cost of approximately $271 million. We did not repurchase any shares in the third quarter of 2005 because of our discussions with Hilton Group plc (see Note 18). No shares were repurchased in the 2004 nine-month period. The timing of stock purchases is at the discretion of management. In March 2005, we announced that our Board of Directors authorized the repurchase of up to an additional 50 million shares of common stock. As of September 30, 2005, approximately 44.7 million shares remained authorized for repurchase under this authority.

Note 13:   Guarantees

We have established franchise financing programs with third party lenders to support the growth of our Hilton Garden Inn, Homewood Suites by Hilton, Hampton and Embassy Suites brands. As of September 30, 2005, we have provided guarantees of $41 million on loans outstanding under the programs. In addition, we have guaranteed $36 million of debt and other obligations of unconsolidated affiliates and third parties, bringing our total guarantees to $77 million. Our outstanding guarantees have remaining terms of one to seven years. We also have commitments under letters of credit totaling $56 million as of September 30, 2005. We believe it is unlikely that material payments will be required under our outstanding guarantees or letters of credit.

In addition, we remain a guarantor on 12 operating leases sold to WestCoast Hospitality Corporation as part of the sale of the Red Lion hotel chain in 2001. In September 2005, WestCoast changed its name to Red Lion Hotels Corporation (RLH). We have entered into an indemnification and reimbursement agreement with RLH, which requires RLH to reimburse us for any costs and expenses incurred in connection with the guarantee. The minimum lease commitment under these 12 operating leases totals approximately $5 million annually through 2020.

We have also provided performance guarantees to certain owners of hotels which we operate under management contracts. Most of these guarantees allow us to terminate the contract rather than fund shortfalls if specified performance levels are not achieved. In limited cases, we are obligated to fund performance shortfalls. At September 30, 2005, we have two contracts containing performance guarantees with possible cash outlays totaling approximately $173 million through 2012. Funding under these performance guarantees totaled approximately $4 million in 2004, and is expected to total approximately $4 million in 2005. Funding under these guarantees in future periods is dependent on the operating performance levels of these hotels over the remaining term of the performance guarantee. Although we anticipate that the future operating performance levels of these hotels will be largely achieved, there can be no assurance that this will be the case. In addition, we do not anticipate losing a significant number of management contracts in 2005 pursuant to these guarantees.

Our consolidated financial statements at September 30, 2005 include liabilities of approximately $8 million for potential obligations under our outstanding guarantees.

Note 14:   Employee Benefit Plans

We have a noncontributory retirement plan (Basic Plan) which covers many of our non-union employees. Benefits are based upon years of service and compensation, as defined. Since December 31, 1996, employees have not accrued additional benefits under the Basic Plan. We do not expect to make any material contributions to the Basic Plan in 2005. Our net periodic benefit cost for the three and nine months ended September 30, 2004 and 2005 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(in millions)		(in millions)
Expected return on plan assets	$5	6	15	15
Interest cost	(5)	(5)	(13)	(13)
Amortization of prior service cost	—	—	(1)	(1)
Amortization of net gain	—	(1)	—	(1)
Net periodic benefit cost	$—	—	1	—

Note 15:   Provision for Income Taxes

In addition to the synthetic fuel tax credits (see Note 5) and the utilization of capital loss tax carryforwards (see Note 10), our provision for income taxes in the first nine months of 2005 also reflects a net benefit of $28 million from the reversal of tax reserves no longer required as the result of the completion of IRS audits of our 1997 through 2001 Federal income tax returns, partially offset by increases in state tax reserves and deferred tax liabilities principally attributable to statutory tax increases in various jurisdictions. The provision for income taxes also reflects a net benefit of approximately $2 million related to certain state tax credits received in the 2005 third quarter.

In accordance with the provisions of FAS 109, the reversal of reserve balances arising from the completion of the IRS audits that relate to our acquisition of Promus Hotel Corporation in 1999 were reflected as an adjustment of goodwill and did not impact our tax provision in the first nine months of 2005. These adjustments resulted in a reduction of goodwill totaling $13 million.

Note 16:   Reclassifications

Our consolidated statement of cash flow for the nine months ended September 30, 2004 has been reclassified to present the net change in timeshare notes receivable in cash provided by operating activities. We previously reflected the issuance of timeshare notes and the related payments received within investing activities. This reclassification resulted in a decrease in net cash provided by operating activities totaling $82 million in the 2004 first nine months, with a corresponding reduction in net cash used in investing activities. The reclassification has no impact on our previously reported consolidated statement of income or consolidated balance sheet.

Note 17:   Hurricane Katrina

On August 29, 2005, Hurricane Katrina hit the Gulf Coast, affecting two of our consolidated hotels; the majority-owned Hilton New Orleans Riverside and the wholly-owned Hilton New Orleans Airport. Both properties suffered some physical damage, and both properties were closed to paying guests for most of the month of September. We have insurance policies that provide coverage for physical damage and business interruption, including lost profits. These policies also reimburse us for other costs and expenses incurred relating to the damages and losses suffered.

Based on our claims filed and initial estimates from the insurance carriers, we expect to receive insurance payments in excess of the approximate $4 million net book value of the damaged assets. As a result, the impairment charge related to the damaged assets has been offset by the expected recovery in our consolidated statement of income for the three and nine months ended September 30, 2005.

In addition, based on our claims filed and initial estimates from the insurance carriers, we expect that the other costs and expenses incurred during the 2005 third quarter in the aftermath of the hurricane will be less than the business interruption and other insurance proceeds to be received. As such, post-storm costs incurred in the 2005 third quarter totaling approximately $12 million have been offset by the expected recovery and do not impact results in the quarter.

Through October 2005, we have received approximately $15 million of insurance proceeds related to our Hurricane Katrina claims. To the extent that the insurance proceeds ultimately exceed the book value of the impaired assets or the post-hurricane costs incurred, the excess will be reflected as income in the period those amounts are finalized.

Note 18:   Discussions with Hilton Group plc

We are currently engaged in discussions with U.K.-based Hilton Group plc with respect to a potential acquisition of their lodging business. While discussions are ongoing, a definitive agreement has not been signed, and there can be no assurance that any transaction will result from such discussions.

Note 19:   Subsequent Events

In October 2005, we sold the Hilton Boston Back Bay in Massachusetts for cash consideration totaling approximately $110 million, resulting in a pre-tax gain of approximately $35 million. We will continue to manage the property under a long-term management agreement. The gain on the sale of the hotel will be deferred, due to our continuing involvement in management of the hotel, and will be recognized over the twenty-year life of the management contract.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are engaged in the ownership, management and development of hotels, resorts and timeshare properties and the franchising of lodging properties. At September 30, 2005, our system contained 2,357 properties with approximately 370,000 rooms. Our brands include Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Hampton, Homewood Suites by Hilton and Conrad. In addition, we develop and operate timeshare resorts through Hilton Grand Vacations Company and its related entities. We are also engaged in various other activities related or incidental to the operation of hotels.

The number of properties and rooms at September 30, 2005 by brand and by type are as follows:

Brand	Properties	Rooms	Type	Properties	Rooms
Hilton	236	90,535	Owned(1)	36	25,688
Hilton Garden Inn	245	33,614	Leased	6	2,245
Doubletree	155	40,577	Joint Venture	54	17,040
Embassy Suites	181	44,134		96	44,973
Homewood Suites by Hilton	162	17,954	Managed	213	53,181
Hampton	1,325	133,226	Franchised	2,015	268,031
Other	20	6,145		2,228	321,212
Timeshare	33	3,926	Timeshare	33	3,926
Total	2,357	370,111	Total	2,357	370,111

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

We anticipate that a favorable economic environment will continue to benefit the lodging industry and our company during the remainder of 2005 and into 2006. A continuation of strong hotel demand among business, group and leisure travelers, combined with limited full-service hotel supply growth, should enable us to charge higher room rates. We also anticipate continued growth in our management and franchise fee business as the number of hotels in our system continues to increase, as well as strong results from our timeshare business. Challenges are expected to include continued short reservation lead times for our group business and increasing costs. Increases in energy and healthcare costs combined with higher property taxes are expected to put pressure on margins. Increases in construction costs could result in downward pressure on the margins achieved by our timeshare business. Our results could also be impacted by potential labor disputes involving the hotel industry. We will continue to focus on managing our costs, achieving revenue per available room (RevPAR) premiums in the markets where we operate, increasing occupancy, adding new units to our family of brands, leveraging technology and delivering outstanding customer service. We believe that our focus on these core strategies, combined with our financial strength, diverse market presence, strong brands and strategically located properties will enable us to remain competitive.

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

Development and Capital Spending

Overview

We intend to grow our hotel system primarily through franchising and the addition of management contracts, which require little or no capital investment. We will also continue to invest in capital improvements and select projects at our owned hotels and the development of timeshare properties. In addition, we may seek to acquire ownership interests in hotel properties on a strategic and selective basis, either directly or through investments in joint ventures. We are currently engaged in discussions with U.K.-based Hilton Group plc with respect to a potential acquisition of their lodging business. While discussions are ongoing, a definitive agreement has not been signed, and there can be no assurance that any transaction will result from such discussions.

During the first nine months of 2005, we added a total of 127 properties, primarily franchises, with approximately 17,800 rooms to our system. A total of 29 properties, primarily franchises, with approximately 6,100 rooms were removed from our system during the same period, including the 1,338-room Hilton Fontainebleau in Miami, Florida. We expect to add approximately 170 hotels and 24,000 rooms to our system in 2005, with Hampton and Hilton Garden Inn accounting for most of the new development. We expect virtually all of this growth to be through franchise and management agreements.

In July, it was announced that Hampton Inn, Hilton Garden Inn (for the fourth straight year) and Homewood Suites by Hilton (for the third straight year) each earned first place rankings for customer satisfaction in their respective categories from J.D. Power and Associates. Hilton was the only hotel company with three brands earning top rankings. In addition, the Hilton, Doubletree and Embassy Suites brands all improved their respective customer satisfaction scores in the 2005 J.D. Power study.

We believe the continued strong performance of our brands has enabled us to significantly enhance our development pipeline versus our industry competitors. We had approximately 560 hotels, primarily franchises, with 75,000 rooms in our development pipeline at September 30, 2005. The consummation of transactions in our development pipeline is subject to various conditions and uncertainties.

Our ability to grow the number of hotels in our system is affected by the factors referenced under “Forward-Looking Statements,” such as national and regional economic conditions; the effects of actual and threatened terrorist attacks and international conflicts; acts of God, such as natural disasters; credit availability; relationships with franchisees and property owners; and competition from other hotel brands.

In total, we anticipate spending approximately $600 million on capital expenditures in 2005, which includes $125 million for routine improvements, $190 million on timeshare projects, $105 million in hotel renovation, ROI and special projects and $180 million related to land acquisitions on Hawaii’s Big Island. Routine improvements include expenditures for equipment, hotel fixtures and wall and floor coverings. Expenditures required to complete our capital spending programs will be financed through available cash flow from operations and general corporate borrowings. Anticipated capital expenditures are subject to change due to, among other things, changes in business operations and economic conditions.

We will continue to review our owned hotel portfolio for potential repositioning or re-branding opportunities (see “Liquidity and Capital Resources—Acquisitions and Dispositions”). It is our intention to be opportunistic when evaluating potential asset sales and we will look to sell particular hotel properties to the extent we can obtain premium prices. We are currently marketing for sale certain of our owned hotels. As discussed in Note 10 to the consolidated financial statements, until necessary approvals have been received and substantive conditions to the buyer’s obligation to perform have been satisfied, we do not consider a sale to be probable. When we sell a hotel property, it is generally our preference to retain a management or franchise agreement; however, we may sell hotels without retaining our brand.

Hotel Ownership

Capital expenditures during the first nine months of 2005 totaled $322 million. Excluding the $180 million to purchase land on Hawaii’s Big Island, as discussed in Note 8 to the consolidated financial statements, our capital expenditures were $142 million, consisting primarily of routine improvements at our owned hotels. We continue to place a priority on making appropriate capital expenditures to maintain and upgrade our owned assets.

Managing and Franchising

Total property additions in the first nine months of 2005 included 118 franchised properties and seven managed properties. These additions included 23 properties which, due in part to the market share leadership of our brands, were converted to our family of brands in the period. The 23 conversions included eleven Doubletrees, five Hiltons, two Hilton Garden Inns, two Hamptons, two Homewood Suites by Hilton and one Embassy Suites. We announced that the first Hilton Garden Inn in Manhattan opened in the 2005 third quarter in Times Square.

While unit growth for the full-year 2005 is expected to be driven primarily by Hampton Inn and Hilton Garden Inn, we are seeing strong growth in our full-service Hilton and Doubletree brands as well. The Doubletree and Hilton brands expect to add 16 hotels and 15 hotels, respectively, to our system in 2005.

In the first quarter of 2005, we announced a major initiative with Hilton International Co., a wholly-owned subsidiary of Hilton Group plc, to actively develop the luxury Conrad brand on a global basis. The growth in the Conrad brand will continue to be primarily through management agreements, including a new Conrad hotel in downtown Indianapolis (scheduled 2006 opening) and a new Conrad hotel on the Las Vegas Strip (scheduled 2007 opening). In the third quarter of 2005, Conrad announced the signing of a management contract for a 320-room luxury property in Jakarta, Indonesia, scheduled to open in 2008. We also hold a 10 percent investment in the partnership that is developing the Conrad Jakarta.

Timeshare

We are currently developing new timeshare projects in Las Vegas and Orlando as well as in Waikoloa on the Big Island of Hawaii. The Waikoloa project will have 120 units and is scheduled for completion in early 2006. At our International Drive property in Orlando (Tuscany Village), the project has 236 units open, representing the first four phases. Construction is continuing on the next 70 units which are scheduled to open in spring 2006. Also in Orlando, we are adding 48 units to our existing property adjacent to Sea World. The second phase of our property on the Las Vegas Strip, which consists of 423 units, is on schedule for completion in summer 2006. Upon the opening of phase two, approximately half of the planned four-tower, 1,582-unit project will have been completed.

Capital expenditures associated with our timeshare operations during the first nine months of 2005 totaled $125 million. Timeshare capital expenditures are expected to total approximately $190 million this year, as we continue to invest in the development of new product in Las Vegas, Orlando and Hawaii. The capital expenditures associated with our non-lease timeshare products are reflected as inventory until the timeshare intervals are sold. We also provide financing to the buyers of our timeshare intervals. During the first nine months of 2005, we issued approximately $223 million of loans related to timeshare financings. Principal collections on timeshare notes during the first nine months were approximately $144 million.

Liquidity and Capital Resources

Overview

Net cash provided by operating activities was $439 million and $409 million for the nine months ended September 30, 2004 and 2005, respectively. The decrease is primarily due to net cash used in timeshare construction in excess of timeshare sales compared to the 2004 period, partially offset by improved operating results.

Net cash used in investing activities was $88 million for the nine months ended September 30, 2004 and net cash provided by investing activities was $85 million for the nine months ended September 30, 2005. The change primarily reflects an increase in net unrestricted proceeds from asset dispositions, partially offset by higher capital expenditures. Net cash used in financing activities was $141 million for the first nine months of 2004 and $243 million for the first nine months of 2005. The net change between periods is primarily due to share repurchases, partially offset by a lower level of debt repayments in the 2005 period. All amounts outstanding under our revolving line of credit were repaid in the second quarter of 2004.

Cash and equivalents increased $251 million from December 31, 2004 to $554 million at September 30, 2005. Restricted cash totaled $163 million at December 31, 2004 and $404 million at September 30, 2005, respectively. Restricted cash includes cash proceeds from asset dispositions that remain restricted, cash related to certain consolidated hotels, the use of which is restricted for hotel purposes under the terms of collateralized borrowings, refundable deposits on the sale of timeshare intervals, and cash balances held by a consolidated non-controlled entity. The increase in restricted cash primarily relates to proceeds from asset dispositions that remained restricted at the end of the reporting period (see Note 10 to the consolidated financial statements).

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

Financing

We have a $1 billion revolving credit facility, with an option to increase the size of the facility by an additional $250 million. This facility was amended in the first quarter of 2005. The amendment lowered our all-in cost of borrowing under this facility by 50 basis points from LIBOR plus 125 basis points to LIBOR plus 75 basis points and extended the facility until March 2010. There were no amounts outstanding under the revolving credit facility at September 30, 2005. The capacity under our revolver is also used to support certain outstanding letters of credit. Total revolving debt capacity of approximately $855 million was available to us at September 30, 2005.

In October 1997, we filed a shelf registration statement with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. At September 30, 2005, available financing under the shelf totaled $825 million. The terms of any additional securities offered under the shelf will be determined by market conditions at the time of issuance.

As of September 30, 2005, approximately 13 percent of our long-term debt, including the impact of interest rate swaps, was floating rate debt.

The following table summarizes our significant contractual obligations as of September 30, 2005, including long-term debt and operating lease commitments:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in millions)
Long-term debt	$3,615	14	916	504	2,181
Operating leases	484	33	62	53	336
Total contractual obligations	$4,099	47	978	557	2,517

Long-term debt decreased by $32 million from December 31, 2004 to $3.615 billion at September 30, 2005, primarily as a result of the repayment of the mortgage on a hotel sold during the 2005 second quarter. Operating lease commitments decreased by $225 million from December 31, 2004 to $484 million at September 30, 2005, primarily due to the purchase of land on which the Hilton Waikoloa Village is located (see Note 8 to the consolidated financial statements). We had previously leased this land pursuant to an agreement expiring in 2061. Our consolidated balance sheets as of December 31, 2004 and September 30, 2005 include the assets and liabilities of a non-controlled managed hotel, including $100 million of debt that is non-recourse to us. This amount is reflected on our consolidated balance sheets as non-recourse debt of non-controlled entity and is excluded from the contractual obligations table.

Development Financing and Other Commercial Commitments

We have issued guarantees in connection with development financing programs in order to support the growth of our brands. See Note 13 to the consolidated financial statements for further discussion of our guarantees.

Acquisitions and Dispositions

In the second quarter of 2005, we completed two transactions involving the acquisition of land on Hawaii’s Big Island for $180 million in cash consideration, as discussed in Note 8 to the consolidated financial statements. During the first nine months of 2005 we sold 14 owned or majority owned hotels, as well as our minority interests in several hotel joint ventures. See Note 10 to the consolidated financial statements for further discussion of these transactions.

Stockholders’ Equity

Dividends paid on common shares were $.02 and $.04 per share for the three-month periods ended September 30, 2004 and 2005, respectively and $.06 and $.08 per share for the nine-month periods ended September 30, 2004 and 2005, respectively. In the first nine months of 2005, we repurchased approximately 12.3 million shares of our common stock at a total cost of approximately $271 million. We did not repurchase any shares in the third quarter of 2005 because of our discussions with Hilton Group plc (see Note 18). No shares were repurchased in the 2004 first nine months. In March 2005, we announced that our Board of Directors authorized the repurchase of up to an additional 50 million shares of common stock. As of September 30, 2005, approximately 44.7 million shares remained authorized for repurchase under this authority.

Results of Operations

Comparison of fiscal quarters ended September 30, 2004 and 2005

A summary of our consolidated results for the three months ended September 30, 2004 and 2005 is as follows:

	2004	2005	% Change
	(in millions, expect per share amounts)
Revenue	$1,033	1,102	7%
Operating income	171	203	19
Net income	61	89	46
Basic EPS	.16	.23	44
Diluted EPS	.15	.22	47

Results in the 2005 third quarter benefited from strong increases in both room nights and rate across the business transient, group and leisure segments, which resulted in double-digit RevPAR gains and margin improvement at many of our comparable owned hotels. Management and franchise fee revenue was our highest ever for a quarter, as a result of RevPAR growth and the addition of new units. Results in the 2005 third quarter also benefited from strong quarterly results from our timeshare business. Growth from the 2004 third quarter was negatively impacted by the sale of 16 owned hotels subsequent to the 2004 third quarter and the impact of Hurricane Katrina on our two owned hotels in New Orleans.

Revenue from owned hotels totaled $489 million in the 2005 third quarter, a one percent decrease from $492 million in the 2004 third quarter, and total expenses in the third quarter of 2005 were down 4 percent to $350 million. Strong results at our comparable owned hotels were partially offset by the impact of asset sales and Hurricane Katrina. Our two owned hotels in New Orleans are excluded from the comparable numbers due to interruptions in operations caused by Hurricane Katrina. See Note 17 to the consolidated financial statements for further discussion of the impact of Hurricane Katrina. Excluding the impact of asset sales and our two owned hotels in New Orleans, owned hotel revenue in the 2005 third quarter increased 13 percent to $458 million from $406 million in the 2004 quarter, while owned hotel expenses increased nine percent to $326 million in the 2005 third quarter from $298 million in 2004.

Results at our comparable owned properties benefited from a strong summer travel season, with increased occupancy and average rates resulting in double-digit RevPAR gains at many of our owned hotels in the quarter. These include owned hotels in New York City and Hawaii (which remain the two strongest U.S. lodging markets), as well as Phoenix, Boston, Atlanta and the steadily improving Chicago and San Francisco markets. Strong results were also reported at our owned hotels in San Diego and in the Washington D.C. area. RevPAR for comparable owned properties increased 13.3 percent in the 2005 third quarter, with occupancy rising 3.2 points to 82.4 percent and average daily rate up 8.9 percent to $171.02. Approximately 70 percent of the RevPAR increase at the comparable owned hotels was attributable to the rate gains.

While RevPAR increases led to solid growth in rooms revenue, other owned hotel revenue also performed well, with food and beverage revenue increasing 12 percent in the quarter. Group room nights, which typically generate higher margin food and beverage business, were up over four percent at our comparable owned hotels. Margins at our comparable owned hotels (revenue less expenses as a percentage of revenue for comparable owned hotels) improved 220 basis points in the quarter to 28.8 percent. Cost per occupied room increased 5.3 percent in the 2005 third quarter, reflecting a 16 percent increase in energy costs at our comparable owned hotels.

We expect that a favorable economic environment will continue to benefit our owned hotels for the remainder of 2005 and into 2006. Strong demand trends combined with limited full-service supply growth should result in continued pricing power in many of our important markets, including New York and Hawaii.

Leased hotel revenue totaled $28 million in the 2005 third quarter, a seven percent decrease compared to the 2004 third quarter, while leased hotel expenses decreased eight percent to $24 million. The decrease is primarily due to the sale of a leased hotel in the 2005 second quarter. Due to the relatively large size of the lease payments required in a hotel operating lease, leased properties operate at margins significantly lower than our owned hotels. Leased hotel revenue and expenses are included with our owned hotels in our Hotel Ownership segment results.

Operating income from unconsolidated affiliates totaled $9 million and $20 million in the 2005 and 2004 quarters, respectively. The decrease relates to a $10 million pre-tax gain in the 2004 quarter, resulting from a joint venture that developed a condominium project in Myrtle Beach, South Carolina. Operating income from unconsolidated affiliates is included in our Hotel Ownership segment results.

Management and franchise fee revenue, for the third straight quarter, set a new quarterly record at $119 million, a 17 percent increase from the 2004 period. Fee revenue is based primarily on rooms revenue at franchised properties and total operating revenue (and to a lesser extent gross operating profits or cash flow) at managed properties. The strong demand trends that benefited our owned hotels also resulted in strong RevPAR gains for each of our brands on a system-wide basis (including managed and franchised properties). The increase in management and franchise fees in the quarter also reflects the addition of new units to our system of hotels. Approximately half of the fee increase was attributable to RevPAR gains and half from the addition of new units.

Revenue from timeshare operations (included in timeshare and other income) totaled $142 million in the 2005 third quarter, compared to $109 million in the 2004 third quarter, an increase of 30 percent. Timeshare expenses for the 2005 third quarter (included in other operating expenses) were $107 million, compared to $80 million in the 2004 third quarter. Results in the 2005 third quarter reflect continued strong sales in Las Vegas, Orlando and Hawaii. Overall timeshare unit sales in the quarter were up three percent over the 2004 third quarter, while the average unit sales price was also up three percent. Timeshare revenue and profitability in the quarter also benefited from higher financing income.

Depreciation and amortization expense decreased $11 million in the third quarter of 2005 to $70 million, primarily due to asset sales and lower amortization expense related to certain long-term management and franchise agreements that were terminated in prior periods.

Corporate Activity

Corporate expense totaled $25 million in the 2005 third quarter, an increase of $6 million from the 2004 third quarter. The increase is primarily the result of contributions to Hurricane Katrina relief efforts, increased expense associated with stock-based compensation and increased legal costs compared to the 2004 third quarter. Corporate expense is not allocated among our reportable business segments.

Interest and dividend income increased $4 million compared to the 2004 third quarter, reflecting higher cash balances in the 2005 third quarter.

The $1 million loss and the $4 million gain on asset dispositions and other in our consolidated statements of income for the third quarters of 2004 and 2005, respectively, primarily represent pre-tax adjustments to our oil futures derivative (see Note 6 to the consolidated financial statements) based on the market value of the contract at September 30, 2004 and 2005.

The loss from non-operating affiliates totaling $3 million and $4 million in the third quarters of 2004 and 2005, respectively, represent equity losses associated with our 24 percent minority interest in a coal-based synthetic fuel facility. The synthetic fuel produced at this facility qualifies for tax credits which reduce our provision for income taxes (see Note 5 to the consolidated financial statements).

The effective income tax rate for the third quarter of 2005 decreased to 34% from 36% in the third quarter of 2004. The effective rate in the third quarter of 2005 includes a benefit from the utilization of Section 29 synthetic fuel production credits of approximately $4 million and net state tax credits of approximately $2 million. Excluding the impact of these tax credits, the effective tax rate was approximately 39% for the third quarter of 2005. The effective rate in the third quarter of 2004 reflects the utilization of Section 29 synthetic fuel production credits of approximately $3 million. Excluding the impact of these tax credits, the effective tax rate was approximately 39% in the 2004 third quarter. Our effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

Hotel Statistics

RevPAR for U.S. owned hotels and system-wide for the three months ended September 30, 2004 and 2005 is as follows:

	U.S. owned(1)
	Three months ended September 30,
	2004	2005	% Change
Hilton	$128.24	145.90	13.8%
All other	90.31	97.39	7.8
Total	124.34	140.91	13.3

(1)   Statistics are for comparable U.S. hotels, and include only hotels in the system as of September 30, 2005 and owned by us since January 1, 2004. Comparable hotels exclude our owned hotels in New Orleans.

	System-wide(2)
	Three months ended September 30,
	2004	2005	% Change
Hilton	$91.75	103.74	13.1%
Hilton Garden Inn	73.05	79.52	8.9
Doubletree	72.58	80.54	11.0
Embassy Suites	91.61	100.55	9.8
Homewood Suites by Hilton	74.55	78.70	5.6
Hampton	61.88	67.67	9.4
Other	101.73	111.34	9.4

(2)   Statistics are for comparable hotels, and include only hotels in the system as of September 30, 2005 and owned, operated or franchised by us since January 1, 2004. Comparable hotels exclude our owned hotels in New Orleans.

Comparison of nine months ended September 30, 2004 and 2005

A summary of our consolidated results for the nine months ended September 30, 2004 and 2005 is as follows:

	2004	2005	% Change
	(in millions, expect per share amounts)
Revenue	$3,092	3,354	8%
Operating Income	490	612	25
Net Income	173	355	105
Basic EPS	.45	.93	107
Diluted EPS	.44	.87	98

Results in the 2005 first nine months benefited from significant rate and volume increases from business transient customers, strong group business, and improved pricing power from the leisure markets, which resulted in double-digit RevPAR gains and margin improvement at many of our comparable owned hotels. Management and franchise fee revenue for the first nine months of 2005 was the culmination of three consecutive record setting quarters, reflecting RevPAR growth and new unit additions. Results in the 2005 first nine months also benefited from strong results for our timeshare business. Net income in 2005 also benefited from gains on sales of owned hotels and tax benefits from the utilization of tax loss carryforwards and the closure of IRS audits.

Revenue from owned hotels totaled $1.559 billion in the first nine months of 2005, an increase of three percent from 2004, while total expenses were relatively flat at $1.117 billion. Strong results at our comparable owned hotels were offset by the impact of asset sales. Excluding the impact of asset sales and our two owned hotels in New Orleans from the comparable hotel set, owned hotel revenue increased nine percent from $1.221 billion in 2004 to $1.336 billion in 2005, while comparable owned hotel expenses increased seven percent from $900 million in 2004 to $964 million in 2005.

Results at our comparable owned hotels benefited from strong demand, particularly from business travelers and groups, and increased room rates. Results in New York and Hawaii were particularly strong in the first nine months of 2005, while results in San Francisco were comparatively weak. RevPAR for comparable owned properties increased 10.8 percent in the first nine months of 2005, with occupancy increasing 2.0 points to 77.7 percent and average daily rate up 7.9 percent to $169.28. Approximately 75 percent of the RevPAR increase at the comparable owned hotels was attributable to rate gains. Margins at our comparable owned hotels improved 160 basis points from the 2004 period.

Operating income from unconsolidated affiliates totaled $35 million and $40 million in the first nine months of 2005 and 2004, respectively. The decrease relates primarily to a $10 million pre-tax gain in the 2004 period, resulting from a joint venture that developed a condominium project in Myrtle Beach, South Carolina. This decrease was partially offset by improved results at joint venture properties and the termination or sale of certain joint venture interests that generated losses in the 2004 period.

Management and franchise fee revenue in the 2005 first nine months increased $50 million, or 17 percent, over the prior year period to $338 million. The strong demand trends that benefited our owned hotels also resulted in strong RevPAR gains for each of our brands on a system-wide basis for the first nine months of 2005. The increased fee revenue also reflects the addition of new units.

Revenue from our timeshare operations totaled $424 million in the 2005 period, compared to $316 million in 2004, an increase of 34 percent. Timeshare expenses for the 2005 first nine months were $309 million, compared to $233 million in the 2004 period. Overall timeshare unit sales in the 2005 nine-month period were up 13 percent over the 2004 period, with robust sales at our projects in Las Vegas, Orlando and Hawaii. The average unit sales price was flat across the system. Timeshare revenue and profitability were also impacted by higher resort fees and higher financing income due to increased sales, and favorable comparisons due to percentage of completion accounting, leading to the recognition of previously deferred revenue and expenses.

Depreciation and amortization expense decreased $19 million in the first nine months of 2005 to $228 million, primarily due to property sales and lower amortization expense related to certain long-term management and franchise agreements that were terminated in prior periods.

Results in the 2005 first nine months include impairment loss and related costs totaling $7 million, which includes a pre-tax charge of $2 million related to an owned hotel and a $3 million pre-tax charge related to our minority interests in eight joint venture hotels to reduce their respective carrying values to their estimated fair values. The 2005 charge also includes a $2 million pre-tax charge representing the write down of a non-hotel cost basis investment to its estimated fair value. The $5 million impairment charge is included in our Hotel Ownership segment results, while the $2 million charge on the non-hotel investment is not allocated among our reportable segments.

Corporate Activity

Corporate expense totaled $75 million in the first nine months of 2005, an increase of $12 million from the 2004 period. The increase is primarily the result of contributions to Hurricane Katrina relief efforts, increased expense associated with stock-based compensation and increased legal costs compared to the 2004 period.

Interest and dividend income decreased $5 million compared to the 2004 nine month period. The net decrease primarily reflects the repayment by Caesars Entertainment, Inc. of the $325 million 7% Senior Notes in July 2004. Interest on the notes is reflected both as interest income and interest expense in our consolidated statement of income for the September 30, 2004 period. This decrease was partially offset by an increase in interest from cash management activities, reflecting higher cash balances. Interest expense, net of amounts capitalized, decreased $13 million compared to the 2004 period, due primarily to the aforementioned repayment by Caesars.

The $76 million gain on asset dispositions and other in our consolidated statement of income for the 2005 first nine months includes gains from asset sales of $68 million (see Note 10 to the consolidated financial statements) and a $7 million pre-tax gain on our oil futures derivative (see Note 6 to the consolidated financial statements) based on the market value of the contract at September 30, 2005. Also included in the 2005 period is a net gain of $1 million related to excess proceeds received on the disposition of certain management and franchise agreements to which value had been assigned. The $2 million loss on asset dispositions and other in the 2004 period primarily represents the write-off of values assigned to certain long-term management and franchise agreements that were terminated, net of a $3 million gain from the sale of our investment in Travelweb.

The loss from non-operating affiliates totaling $3 million and $13 million in the 2004 and 2005 nine month periods, respectively, represents equity losses associated with our 24 percent minority interest in a coal-based synthetic fuel facility. We acquired the minority interest in August 2004, which results in the comparably lower amount in the prior year nine-month period.

The effective income tax rate was 35% and 23% for the nine-month periods ended September 30, 2004 and 2005, respectively. The effective rate in the first nine months of 2005 includes a benefit of

$28 million resulting from closure of IRS audits, the utilization of tax loss carryforwards totaling $34 million associated with asset sales and the utilization of Section 29 synthetic fuel production credits of approximately $13 million. The 2005 effective rate also includes net state tax credits of approximately $2 million. Excluding the impact of these items, the effective tax rate was approximately 39% for the 2005 first nine months. The effective rate in the 2004 first nine months reflects the utilization of tax loss carryforwards of approximately $7 million resulting from the sale of three Doubletree properties (La Posada Resort in Arizona, as well as Bakersfield and Modesto in California) and the sale of our interest in Travelweb. The 2004 effective rate also reflects the utilization of Section 29 synthetic fuel production credits of approximately $3 million. Excluding the impact of these items, the effective tax rate was 39% in the 2004 first nine months.

Minority and non-controlled interests expense, net, increased $5 million to $11 million in the 2005 first nine months, reflecting a distribution to our minority partner on the sale of the Hilton Glendale (see Note 10 to the consolidated financial statements).

Hotel Statistics

RevPAR for U.S. owned hotels and system-wide for the nine months ended September 30, 2004 and 2005 is as follows:

	U.S. owned(1)
	Nine months ended September 30,
	2004	2005	% Change
Hilton	$122.27	135.83	11.1%
All other	87.23	94.01	7.8
Total	118.66	131.53	10.8

(1)          Statistics are for comparable U.S. hotels, and include only hotels in the system as of September 30, 2005 and owned by us since January 1, 2004. Comparable hotels exclude our owned hotels in New Orleans.

	System-wide(2)
	Nine months ended September 30,
	2004	2005	% Change
Hilton	$90.46	100.86	11.5%
Hilton Garden Inn	69.48	76.25	9.7
Doubletree	70.83	78.07	10.2
Embassy Suites	88.88	97.07	9.2
Homewood Suites by Hilton	72.17	77.32	7.1
Hampton	57.03	63.60	11.5
Other	93.63	105.92	13.1

(2)          Statistics are for comparable hotels, and include only hotels in the system as of September 30, 2005 and owned, operated or franchised by us since January 1, 2004. Comparable hotels exclude our owned hotels in New Orleans.

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

•       the impact on domestic and international travel of war (including the potential for war), terrorist activity (including threats of terrorist activity), geopolitical uncertainty and international conflict, which could affect the demand for hotel rooms and timeshare intervals;

•       acts of God, such as natural disasters, particularly in locations where we own and/or operate significant properties;

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

Employees at certain of our owned and managed hotels are covered by city-wide collective bargaining agreements that have either expired or will expire in 2006. These agreements affect a broad array of hotels in New York, San Francisco, Boston, Chicago, Honolulu and Pittsburgh. We are preparing for the impact of potential labor activities, which may cause the diversion of business to hotels that are not involved in the negotiations. However, at this time, we cannot predict when or whether new agreements will be reached and what the impact of prolonged negotiations may be.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005, the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

HILTON HOTELS CORPORATION
(Registrant)
Date: November 2, 2005	/s/ ROBERT M. LA FORGIA
Robert M. La Forgia
Senior Vice President and Chief Financial Officer
(Chief Accounting Officer)