Form 10-K
period 2005-12-31
HILTON HOTELS CORP
filed 2006-03-14
CIK 47580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number 1-3427

HILTON HOTELS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-2058176
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
9336 Civic Center Drive
Beverly Hills, California	90210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (310) 278-4321

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, par value $2.50 per share	New York
8% Quarterly Interest Bonds due 2031	New York

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒  No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☐  No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

Based upon the June 30, 2005, New York Stock Exchange closing price of $23.85 per share, the aggregate market value of the Registrant’s outstanding Common Stock held by non-affiliates of the Registrant was approximately $8.4 billion. There were 380,750,582 and 383,206,609 shares of Common Stock outstanding as of June 30, 2005 and February 28, 2006, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant’s fiscal year, are incorporated by reference under Part III.

i

Item 9A.	Controls and Procedures	80
Evaluation of Disclosure Controls and Procedures		80
Management’s Report on Internal Control over Financial Reporting		80
Item 9B.	Other Information	81
PART III		81
Item 10.	Directors and Executive Officers of the Registrant	81
Item 11.	Executive Compensation	81
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	81
Equity Compensation Plan Information		82
Item 13.	Certain Relationships and Related Transactions	83
Item 14.	Principal Accounting Fees and Services	83
PART IV		83
Item 15.	Exhibits and Financial Statement Schedules	83
(a) Index to Financial Statements		83
(b) Exhibits		83
SIGNATURES		84
INDEX TO EXHIBITS		85

ii

PART I

Item 1.   Business

GENERAL INFORMATION

Current Operations

Hilton Hotels Corporation is engaged, together with its subsidiaries, in the ownership, management and development of hotels, resorts and timeshare properties and the franchising of lodging properties. As of December 31, 2005, our system contained 2,388 properties with approximately 375,000 rooms. Of such properties, we owned an interest in and operated 84 hotels, leased six hotels, managed 210 hotels owned by others and franchised 2,054 hotels owned and operated by third parties. Also included in the number of properties in our system are 34 timeshare properties which we managed or franchised. All of these properties are located in the United States, with the exception of 16 hotels in which we own an interest and/or manage and 63 hotels that we franchise.

At December 31, 2005, our hotel brands included Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Homewood Suites by Hilton, Hampton and Conrad. We develop and operate timeshare resorts through Hilton Grand Vacations Company and its related entities, which we wholly own. We are also engaged in various other activities related or incidental to the operation of hotels.

Hilton was organized in the State of Delaware on May 29, 1946. Our principal executive offices are located at 9336 Civic Center Drive, Beverly Hills, California 90210, and our telephone number is (310) 278-4321.

Acquisition of Hilton International

On February 23, 2006, we consummated our previously announced acquisition of the lodging assets of Hilton Group plc (the “HI Acquisition”) operated by its subsidiary, Hilton International Co. (“HI”), for approximately £3.3 billion, equivalent to approximately $5.78 billion on the transaction date, in an all-cash transaction. As a result of the HI Acquisition, we believe we are the largest, by revenue, and most geographically diverse lodging company in the world, with nearly 2,800 hotels and approximately 475,000 rooms in 80 countries. The HI properties that we acquired consist of 387 hotels with over 100,000 rooms, of which 41 hotels are owned, 194 are leased, eight are partially owned through joint ventures, 115 are managed and 29 are franchised. The hotels we acquired in the HI Acquisition consist of 253 properties operated under the Hilton brand, 128 properties operated under the mid-market Scandic brand, four properties operated under the Coral by Hilton resort brand, one property under the Conrad brand and one property operated under an independent brand. We also acquired 80 LivingWell health clubs, primarily in Europe, and four timeshare properties. As a result of the HI Acquisition, we now wholly own the Hilton HHonors Worldwide frequent guest program and the Hilton Reservations Worldwide reservation system, both of which were previously owned equally by HI and us. We also obtained worldwide ownership of the luxury Conrad hotel brand, which had been operated as a joint venture between HI and us since 2002. As a result of the HI Acquisition, we now own all the rights to the Hilton and Conrad brands, including the right to develop these brands on a worldwide basis.

Recent Developments

Hotel Properties

•       In 2005, we sold 20 wholly or majority owned properties for approximately $1.082 billion, and retained management or franchise agreements on all but one of the properties. The properties sold in 2005 included 15 Hiltons, two Homewood Suites by Hilton, one Doubletree, one Embassy Suites and one independent hotel.

•       In February 2006, we commenced management of the Grand Wailea Resort Hotel & Spa in Maui, Hawaii, the Arizona Biltmore Resort & Spa in Phoenix, Arizona and the La Quinta Resort & Club in La Quinta, California. These properties are included in our new Waldorf=Astoria Collection of luxury hotels, along with the Waldorf=Astoria in New York, New York.

•       In 2005, Hampton Inn, Hilton Garden Inn (for the fourth straight year) and Homewood Suites by Hilton (for the third straight year) each earned first place rankings for customer satisfaction in their respective categories from J.D. Power and Associates. Hilton was the only hotel company with three brands earning top rankings. In addition, the Hilton, Doubletree and Embassy Suites brands all improved their respective customer satisfaction scores in the 2005 J.D. Power study.

Timeshare Properties

•       We are continuing to develop a 1,582-unit timeshare resort in Las Vegas, Nevada, with phase two of this project consisting of a 38-story, 423-unit tower, scheduled to open in summer 2006.

•       We have opened 236 units of a 456-unit timeshare resort in Orlando, Florida, with an additional 70 units scheduled to open in spring 2006.

•       We are continuing to develop a new 120-unit timeshare resort in Waikoloa, Hawaii, 22 units of which opened in 2005, with the remaining units scheduled for completion in spring 2006.

Additional Information

For a description of our planned expansion activities, see “Operations—Development.” For additional information, see “Development and Capital Spending” under Item 7.

Industry Segments

As of December 31, 2005, we operated in three reportable business segments which are based on similar products or services: Hotel Ownership; Managing and Franchising; and Timeshare. For additional information, see “Note 16: Segment Information” to the consolidated financial statements under Item 8.

As of December 31, 2005, we managed (and in some cases, partially owned) hotel properties in Belgium, Egypt, England, Hong Kong, Indonesia, Ireland, Mexico, Puerto Rico, Singapore, Thailand and Turkey. We also franchised hotel properties in Canada, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Peru, Puerto Rico and Venezuela. Through December 31, 2005, the amounts of revenue, operating profits and assets attributable to geographic areas outside the United States have not been material.

OPERATIONS

Hotel Properties

Owned Hotels

As of December 31, 2005, we owned a majority or controlling financial interest in and operated 30 hotels, representing 22,971 rooms. The owned hotels include our largest and most profitable hotels, including:

•       the 1,416-room Waldorf=Astoria;

•       the 1,980-room Hilton New York;

•       the 2,860-room Hilton Hawaiian Village;

•       the 1,240-room Hilton Waikoloa Village;

•       the 1,908-room Hilton San Francisco;

•       the 1,544-room Hilton Chicago;

•       the 1,119-room Hilton Washington; and

•       the 1,572-room Hilton New Orleans Riverside.

We lease the land upon which eight of our owned hotels are located. The expiration dates of the leases range up to 2091, with certain leases containing renewal options for 30 to 40 years. Under these leases, we own the buildings and leasehold improvements and all furniture and equipment; we are responsible for repairs, maintenance, operating expenses and lease rentals; and we retain complete managerial discretion over operations. Lease terms generally require us to pay a fixed monthly base rent and may require us to pay additional rent based on a percentage of revenue or income from the hotel. Upon the expiration of such leases, the buildings and other leasehold improvements presently owned by us revert to the landlords. For additional information, see “Note 17: Leases” to the consolidated financial statements under Item 8.

Leased Hotels

As of December 31, 2005, we leased six hotels, representing 2,245 rooms. Under these leases, we lease the hotel from its owner, manage the hotel and are generally responsible for all aspects of the hotel’s operations and recognize all revenues and substantially all expenses associated with the hotel’s operations. Although, in general, replacement of furniture, fixtures and equipment is the landlord’s responsibility, we are obligated under certain leases to maintain and replace these items. Lease terms typically require us to pay a fixed monthly base rent regardless of the performance of the hotel and a variable rent based on a percentage of revenue or income. For additional information, see “Note 17: Leases” to the consolidated financial statements under Item 8.

Joint Ventures

As of December 31, 2005, we had a minority or non-controlling financial interest in and operated 54 hotels, representing 17,040 rooms. We have a right of first refusal to purchase additional equity interests in certain of these joint ventures. We manage each of the partially owned hotels for the entity owning the hotel. For additional information, see “Alliances” below.

Managed Hotels

As of December 31, 2005, we managed 210 hotels, representing 53,115 rooms, which are wholly owned by others. Under our standard management agreement, we operate a hotel for the benefit of its owner, which either owns or leases the hotel and the associated personal property. Our management fee is generally based on a percentage of each hotel’s gross revenue plus, for the majority of properties, an incentive fee based on operating performance. The terms of our management agreements are for various periods and generally contain renewal options, subject to certain termination rights.

In general, under our management agreements all operating and other expenses are paid by the owner and we are reimbursed for our out-of-pocket expenses. In turn, our managerial discretion is subject to approval by the owner in certain major areas, including the approval of capital expenditure budgets.

Franchise Hotels

As of December 31, 2005, we franchised 2,054 hotels, representing 275,350 rooms, which are owned and operated by third parties. In general, franchisees pay us an initial fee based on the number of rooms in a franchise hotel and a continuing fee based on a percentage of the hotel’s rooms revenue, which may be up to five percent of rooms revenue depending on the brand. Although we do not directly participate in the management or operation of franchise hotels, we conduct periodic inspections to ensure that our standards are maintained and render advice with respect to certain aspects of hotel operations. We generally approve the plans for, and the location of, franchise hotels and assist in their design.

Hotel Brands

We operate hotels through the brands described below, which target a wide variety of markets and geographic areas. According to data from Smith Travel Research, in 2005, our Hilton, Hilton Garden Inn, Embassy Suites, Homewood Suites by Hilton and Hampton brands all commanded significant market share premiums in the system-wide revenue per available room (RevPAR) index, which represents the share of RevPAR these properties attain versus their respective competitive sets.

Hilton

Hilton hotels are our upscale, full-service hotels that typically include swimming pools, gift shops and retail facilities, meeting and banquet facilities, restaurants and lounges, room service, parking facilities and other services. The Hilton brand also includes Hilton Suites hotels which are upscale, all-suite hotels. As of December 31, 2005, there were 234 Hilton hotels, representing 90,478 rooms, located in 38 states, the District of Columbia, Canada and Mexico. As of December 31, 2005, there were 12 Hilton hotels under construction in the U.S., of which 10 will be franchise hotels and two will be managed hotels.

Hilton Garden Inn

Hilton Garden Inn hotels are our upper mid-market, focused service hotels that utilize a modular design constructed around a courtyard containing an indoor or outdoor swimming pool. In 2005, the Hilton Garden Inn brand earned the first place J.D. Power Award for “Highest Customer Satisfaction” in its category for a fourth consecutive year. As of December 31, 2005, there were 259 Hilton Garden Inn hotels, representing 35,523 rooms, located in 39 states, the District of Columbia, Canada and Mexico. As of December 31, 2005, 41 Hilton Garden Inn hotels were under construction, all of which will be franchise hotels.

Doubletree

Doubletree hotels are our full-service hotels in the mid-market to upscale hotel category. The Doubletree brand also includes the Doubletree Guest Suites all-suite hotels and the moderately priced Doubletree Club hotels. As of December 31, 2005, there were 160 Doubletree hotels, representing 42,168 rooms, located in 36 states, the District of Columbia, Canada and Latin America. As of December 31, 2005, nine Doubletree hotels were under construction, all of which will be franchise hotels.

Embassy Suites

Embassy Suites are our upscale, all-suite hotels that feature two-room guest suites with a separate living room and dining/work area and a complimentary cooked-to-order breakfast. Most Embassy Suites hotels are built around a landscaped atrium. As of December 31, 2005, there were 182 Embassy Suites, representing 44,429 rooms, located in 38 states, the District of Columbia, Canada, Dominican Republic, Puerto Rico and Latin America. As of December 31, 2005, six Embassy Suites hotels were under construction, of which five will be franchise hotels and one will be a managed hotel.

Homewood Suites by Hilton

Homewood Suites by Hilton are our upscale, extended-stay hotels that feature residential style accommodations including business centers, swimming pools, convenience stores and limited meeting facilities. In 2005, the Homewood Suites by Hilton brand earned the first place J.D. Power Award for “Highest Customer Satisfaction” in its category for the third consecutive year. As of December 31, 2005, there were 164 Homewood Suites, representing 18,133 rooms, located in 37 states, the District of Columbia and Canada. As of December 31, 2005, 37 Homewood Suites hotels were under construction, all of which will be franchise hotels.

Hampton

Hampton Inn hotels are our moderately priced hotels with limited food and beverage facilities. The Hampton brand also includes Hampton Inn & Suites hotels which offer both traditional hotel room accommodations and apartment style suites within one property. In 2005, the Hampton brand earned the first place J.D. Power Award for “Highest Customer Satisfaction” in its category. As of December 31, 2005, there were 1,336 Hampton hotels, representing 134,121 rooms, located in 49 states, Canada, Puerto Rico and Latin America. As of December 31, 2005, 103 Hampton hotels were under construction, of which 101 will be franchise hotels and two will be managed hotels.

Other Brands

In addition to the hotel brands described above, as of December 31, 2005, we operated 19 hotels, representing 5,869 rooms, operated under our Conrad brand or under third party brands pursuant to contractual arrangements. Conrad hotels are our upscale, full-service hotels located primarily outside the United States. As of December 31, 2005, we managed, and in some cases partially owned, 14 Conrad hotels, representing 4,766 rooms, located in Chicago, Illinois, Miami, Florida and Belgium, Egypt, England, Hong Kong, Indonesia, Ireland, Singapore, Thailand and Turkey. As of December 31, 2005, three Conrad hotels were under construction, all of which will be managed hotels.

In early 2006, we introduced a new brand line, the Waldorf=Astoria Collection. This new, elite brand designation debuts with New York’s legendary Waldorf=Astoria, along with three world-class luxury resorts which are newly managed by us: the Grand Wailea Resort Hotel & Spa on the island of Maui in Hawaii; the Arizona Biltmore Resort & Spa in Phoenix, Arizona; and the La Quinta Resort & Club in La Quinta, California. We anticipate that the Waldorf=Astoria Collection will grow primarily through branding of existing landmark or boutique hotels, co-branding of existing Hilton and Conrad hotels and opening newly built properties in select cities.

Timeshare Operations

We conduct our timeshare operations through Hilton Grand Vacations Company and its related entities (“HGVC”), which we wholly own. As of December 31, 2005, HGVC operated 21 timeshare resorts in Florida, four in Hawaii, three in Nevada and one in each of Colorado and New York. We also manage one timeshare resort and franchise three timeshare resorts in the United States under the Embassy Vacation Resort name. In addition, HGVC operates HGVClub and Hilton Club, points-based reservation and exchange systems with 34 affiliated timeshare resorts.

Development

Hotel Properties

We intend to grow our hotel system through the HI Acquisition (see “Note 20: Subsequent Events” to the consolidated financial statements under Item 8), franchising and the addition of management contracts. We will also continue to invest in capital improvements and select projects at our owned hotels. In addition, we may seek to acquire ownership interests in hotel properties on a strategic and selective basis, either directly or through investments in joint ventures. See “Alliances” below.

During 2005, we added a total of 175 hotel and timeshare properties, primarily franchises, with approximately 25,000 rooms to our system. A total of 46 properties, primarily franchises, with approximately 8,000 rooms, were removed from our system in 2005.

Total hotel property additions to our system in 2005 included 163 franchise properties and nine managed properties owned by third parties. These additions included 34 properties which, due in part to the market share leadership of our brands, were converted to our family of brands in 2005. The 34 conversions included 17 Doubletrees, seven Hiltons, four Hilton Garden Inns, two Hamptons, two Homewood Suites by Hilton, one Embassy Suites and one Conrad.

In 2006, we expect to add approximately 200 hotels and 28,000 rooms to our hotel system, with Hampton and Hilton Garden Inn accounting for most of the new development. We expect virtually all of this growth to be through franchise and management agreements. This growth excludes potential new international development opportunities as a result of the HI Acquisition.

Our current development pipeline is our biggest yet, with approximately 600 hotels, primarily franchises, with 78,000 rooms, at December 31, 2005, not including potential international development associated with the HI Acquisition. The consummation of transactions in our development pipeline is subject to certain conditions and uncertainties.

Our ability to grow the number of managed and franchised hotels is affected by the factors set forth below under Item 1A “Risk Factors,” including but not limited to international, national and regional economic conditions; the effects of actual and threatened terrorist attacks and international conflicts; acts of God, such as natural disasters; credit availability; relationships with franchisees and property owners; and competition from other hotel brands.

Timeshare Properties

HGVC has recently opened or is currently developing the following projects:

•       HGVC is continuing to develop a 120-unit timeshare resort in Waikoloa, Hawaii, near the Hilton Waikoloa Village, 22 units of which opened in 2005, with the remaining units scheduled for completion in spring 2006.

•       HGVC is continuing to develop a 1,582-unit timeshare resort located at the north end of the Las Vegas Strip in Las Vegas, Nevada. Phase two of this project, consisting of 423 units, is scheduled to open in summer 2006. Upon the opening of phase two, approximately 44% of the planned four-tower project will have been completed.

•       HGVC is continuing to develop a timeshare resort at Tuscany Village on International Drive in Orlando, Florida, with seven phases and a total of 456 units. The first four phases of this project, consisting of 236 units, have opened and the fifth phase of this project, consisting of 70 units, is scheduled to be completed in spring 2006. Also in Orlando, HGVC is adding 48 units to its existing property adjacent to Sea World.

HGVC is actively seeking new management, development and acquisition opportunities in other destination markets. For additional information, see “Note 2: Summary of Significant Accounting Policies” to the consolidated financial statements under Item 8.

Alliances

Hilton Group

In 1997, we entered into agreements with Hilton Group plc whose wholly owned subsidiary, HI, owned the rights to the Hilton name outside the United States. The agreements provided for the reunification of the Hilton brand worldwide through a strategic alliance between the companies, including cooperation on sales and marketing, loyalty programs and other operational matters. Pursuant to these agreements, both companies integrated their reservation systems under Hilton Reservations Worldwide, launched the Hilton HHonors Worldwide loyalty program, integrated worldwide sales offices, developed joint marketing initiatives and adopted a Hilton brand identity used by both companies. As a result of the HI Acquisition, we acquired all of HI’s hotel properties and Hilton Reservations Worldwide and Hilton HHonors Worldwide are now wholly owned by us. See “General Information—Acquisition of Hilton International,” “Additional Information—Reservation System” and “—HHonors.”

In the first quarter of 2005, we announced an initiative with HI to develop the luxury Conrad brand on a global basis. The development of the Conrad brand was through a joint venture company owned equally by HI and us. The joint venture sought to develop the Conrad brand primarily through management agreements. As a result of the HI Acquisition, we now own all the rights to the Hilton and Conrad brands, including the right to develop Hilton, Conrad and our other brands on a worldwide basis. See “Territorial Restrictions” below.

CNL Joint Ventures

Since 2001, we have entered into three separate joint venture partnerships with CNL Hospitality Corporation (“CNL”). The three partnerships own thirteen properties comprising eight Hiltons, four Embassy Suites and one Doubletree (see “Note 3: Acquisitions and Dispositions” in the notes to the consolidated financial statements under Item 8).

FelCor

As of December 31, 2005, FelCor Lodging Trust Inc. (“FelCor”) owned or had an interest in 70 of our hotels and we owned approximately 1.5 million shares of FelCor common stock, representing approximately 2% of FelCor’s outstanding common stock.

Development Financing

We have established franchise financing programs with third party lenders to support the growth of our Hilton Garden Inn, Homewood Suites by Hilton, Hampton and Embassy Suites hotels. As of December 31, 2005, we have provided guarantees of $35 million on loans outstanding under these programs. In addition, we have guaranteed $36 million of debt and other obligations of unconsolidated affiliates and third parties, bringing our total guarantees to approximately $71 million. Our outstanding guarantees have terms of one to seven years. We also have commitments under letters of credit totaling $56 million as of December 31, 2005. We believe it is unlikely that material payments will be required under our outstanding guarantees or letters of credit. See “Note 18: Commitments and Contingencies” to the consolidated financial statements under Item 8.

Territorial Restrictions

Pursuant to an agreement entered into in 1964 at the time we distributed all of the issued and outstanding capital stock of HI to our stockholders, we were prohibited from operating facilities outside the United States identified as “Hilton” hotels and HI was prohibited from operating facilities within the United States identified as “Hilton” hotels. We entered into alliance agreements with Hilton Group plc, the parent company of HI, pursuant to which HI granted a license to us to develop franchise properties under the Hilton and Hilton Garden Inn names in Canada, Mexico and the Island of St. John, U.S. Virgin Islands. As a result of the HI Acquisition (see “Note 20: Subsequent Events” to the consolidated financial statements under Item 8), we now own the right to develop each of these brands on a worldwide basis. See “Alliances—Hilton Group” above.

We have also entered into certain management and franchise agreements that contain provisions which may restrict our right to own, manage or franchise additional hotels in specified geographic areas.

Potential Acquisitions

On February 23, 2006, we consummated the HI Acquisition. See “General Information—Acquisition of Hilton International” above. We continue to evaluate other acquisition opportunities and may, from time to time, negotiate to engage in a business combination transaction or other acquisition. However, there is no assurance that we will engage in any such transactions.

Property Transactions

We will continue to review our owned hotel portfolio for potential repositioning or rebranding opportunities. It is our intention to be opportunistic when evaluating potential asset sales and we will look to sell particular hotel properties to the extent we can obtain premium prices. We are currently marketing for sale certain of our owned properties. See “Note 3: Acquisitions and Dispositions” to the consolidated financial statements under Item 8.

Seasonality

The hospitality industry is seasonal in nature. However, the periods during which our properties experience higher or lower levels of demand vary from property to property and depend principally upon location.

Statistical Information

The following table sets forth certain system-wide information for our properties with respect to the number of properties and rooms as of December 31, 2004 and 2005:

	2004 Number of		2005 Number of		Change in Number of
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Hilton
Owned	36	27,492	21	20,524	(15)	(6,968)
Leased	1	499	1	499	—	—
Joint Venture	10	4,177	11	4,625	1	448
Managed	24	13,822	27	15,923	3	2,101
Franchised	159	43,266	174	48,907	15	5,641
Total	230	89,256	234	90,478	4	1,222
Hilton Garden Inn
Owned	1	162	1	162	—	—
Joint Venture	1	128	1	128	—	—
Managed	6	796	7	886	1	90
Franchised	211	28,755	250	34,347	39	5,592
Total	219	29,841	259	35,523	40	5,682
Doubletree
Owned	4	1,702	3	1,349	(1)	(353)
Leased	6	2,144	5	1,746	(1)	(398)
Joint Venture	24	7,208	14	4,306	(10)	(2,902)
Managed	38	10,074	30	8,060	(8)	(2,014)
Franchised	82	19,794	108	26,707	26	6,913
Total	154	40,922	160	42,168	6	1,246
Embassy Suites
Owned	4	881	3	663	(1)	(218)
Joint Venture	27	7,279	25	6,586	(2)	(693)
Managed	54	14,134	56	14,832	2	698
Franchised	90	20,421	98	22,348	8	1,927
Total	175	42,715	182	44,429	7	1,714
Homewood Suites by Hilton
Owned	3	398	1	140	(2)	(258)
Managed	36	4,304	41	4,706	5	402
Franchised	104	11,352	122	13,287	18	1,935
Total	143	16,054	164	18,133	21	2,079
Hampton
Owned	1	133	1	133	—	—
Managed	35	4,462	34	4,453	(1)	(9)
Franchised	1,254	125,803	1,301	129,535	47	3,732
Total	1,290	130,398	1,336	134,121	46	3,723
Other(1)
Owned	1	300	—	—	(1)	(300)
Joint Venture	3	1,394	3	1,395	—	1
Managed	13	3,788	15	4,255	2	467
Franchised	—	—	1	219	1	219
Total	17	5,482	19	5,869	2	387
Timeshare	31	3,740	34	3,948	3	208
Total
Owned	50	31,068	30	22,971	(20)	(8,097)
Leased	7	2,643	6	2,245	(1)	(398)
Joint Venture	65	20,186	54	17,040	(11)	(3,146)
Managed	206	51,380	210	53,115	4	1,735
Franchised	1,900	249,391	2,054	275,350	154	25,959
Timeshare	31	3,740	34	3,948	3	208
TOTAL PROPERTIES	2,259	358,408	2,388	374,669	129	16,261

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

The following table sets forth certain system-wide information for our hotels with respect to occupancy rates, average room rates and revenue per available room (RevPAR) for the fiscal years ended December 31, 2004 and 2005:

	2004(1)	2005(1)	%/pt Change
Hilton
Occupancy	69.6%	71.7%	2.1	pts
Average rate	$129.38	$140.42	8.5%
RevPAR(2)	$90.06	$100.68	11.8%
Hilton Garden Inn
Occupancy	69.1%	71.1%	2.0	pts
Average rate	$98.65	$104.74	6.2%
RevPAR(2)	$68.14	$74.47	9.3%
Doubletree
Occupancy	68.2%	70.3%	2.1	pts
Average rate	$102.29	$109.60	7.1%
RevPAR(2)	$69.78	$77.01	10.4%
Embassy Suites
Occupancy	70.6%	73.2%	2.6	pts
Average rate	$123.30	$129.98	5.4%
RevPAR(2)	$87.01	$95.09	9.3%
Homewood Suites by Hilton
Occupancy	73.5%	75.6%	2.1	pts
Average rate	$96.51	$100.57	4.2%
RevPAR(2)	$70.93	$76.05	7.2%
Hampton
Occupancy	68.7%	71.5%	2.8	pts
Average rate	$81.57	$86.98	6.6%
RevPAR(2)	$56.00	$62.22	11.1%
Other(3)
Occupancy	71.7%	71.5%	(0.2	)pts
Average rate	$133.03	$148.80	11.9%
RevPAR(2)	$95.33	$106.33	11.5%

(1)          Statistics are for comparable hotels, and include only those hotels in our system as of December 31, 2005 and owned, operated or franchised by us since January 1, 2004. Comparable hotels exclude our owned hotels in New Orleans due to the interruption in operations as a result of Hurricane Katrina.

(2)          RevPAR is equal to rooms revenue divided by the number of available rooms.

(3)          Includes properties operated under our Conrad brand and properties operated under third party brands pursuant to contractual arrangements.

For additional information regarding our hotel brands, see “Hotel Brands” above.

The following table sets forth certain system-wide statistical information for our hotels by geographic region as of and for the year ended December 31, 2005:

Regions	Properties	Rooms	Occupancy	Room Rate	RevPAR
Owned, Leased and Managed Hotels:
Pacific/Mountain	87	31,844	74.7%	$131.10	$97.98
North Central	36	11,862	70.7	129.89	91.84
South Central	57	14,947	68.5	109.51	75.03
New England/Middle Atlantic	32	12,494	80.5	206.18	165.95
South Atlantic	71	18,578	73.3	132.93	97.37
International	17	5,646	72.5	150.08	108.84
Total	300	95,371	73.8	141.12	104.14
Franchise Hotels	2,054	275,350	71.0%	$99.59	$70.74

In the table above, statistics are for comparable hotels, and include only those hotels in our system as of December 31, 2005 and owned, operated or franchised by us since January 1, 2004. Comparable hotels exclude our owned hotels in New Orleans due to the interruption in operations as a result of Hurricane Katrina (see “Note 19: Hurricane Katrina” to the consolidated financial statements under Item 8). For additional information regarding our number of properties, number of available rooms and statistical information, see “Supplementary Financial Information” and “Five Year Summary” under Item 8.

ADDITIONAL INFORMATION

Casino Windsor

We own a 50% equity interest in Windsor Casino Limited, which operates the 400-room Casino Windsor in Windsor, Ontario, Canada for the Ontario provincial government under a management contract that expires in 2012. This hotel casino features a 75,000 square foot casino and entertainment and meeting facilities. See “Additional Information—Regulation and Licensing—Ontario Gaming Laws” below.

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

Reservation System

Hilton Reservations Worldwide, LLC (“HRW”) oversees and operates a computerized, worldwide reservation system for hotels owned, operated or franchised by us, our affiliates and others. Prior to the HI Acquisition, Hilton and Hilton Group each owned a 50% interest in HRW. As a result of the HI Acquisition, HRW is now wholly owned by us. The domestic HRW reservation agents utilize an automated system that enables them to automatically cross-sell among all of our hotel brands which has benefited, and which we expect will continue to benefit, all of our hotel brands. See “General Information—Acquisition of Hilton International” above.

HHonors

Hilton HHonors Worldwide, LLC (“HHonors”) is our guest loyalty program. Prior to the HI Acquisition, Hilton and Hilton Group each owned a 50% interest in HHonors. As a result of the HI Acquisition, HHonors is now wholly owned by us. HHonors includes the Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Homewood Suites by Hilton, Hampton and Conrad brands, as well as the Scandic and Coral by Hilton brands acquired in the HI Acquisition. Members of the HHonors program earn points based on their spending at most of the hotel properties operated and franchised by us and properties acquired in the HI Acquisition. HHonors accumulates and tracks points on the member’s behalf and fulfills the awards upon request. Points can be redeemed for hotel stays at participating properties, and for a variety of other awards such as airline tickets, cruises and car rentals. We expect HHonors to continue to have a positive impact on our brands. See “General Information—Acquisition of Hilton International” above and “Note 2: Summary of Significant Accounting Policies” to the consolidated financial statements under Item 8.

Technology and Distribution

We operate the Hilton worldwide internet website (www.hiltonworldwide.com) and our various hotel brand websites which provide cost effective customer service, including online hotel reservations and HHonors enrollment. We also provide various business, technology and information services for our hotel guests, including high speed internet access at virtually all of our hotels system-wide and self-service check-in kiosks at certain of our owned or managed hotels.

We operate our proprietary OnQ system, which is a single technology platform that links our brands and hotels to enhance customer service and loyalty, as well as maximize operational efficiencies. The OnQ system has been installed at virtually all of the hotels in our system as of December 31, 2005. As a result of the HI Acquisition, we intend to commence the installation of the OnQ system in the hotels we acquired. We also utilize an integrated strategy related to electronic and online distribution of rooms in our systems. The strategy provides for brand standards that permit each domestic hotel to establish its own room rates, but requires the hotel to offer such rates consistently across all designated distribution channels, including our proprietary websites, HRW call centers, Global Distribution Systems/travel agents, and through hotels directly. In addition, we have implemented enhancements to our major brand websites as part of the strategy.

“Our Best Rates. Guaranteed.” is our program which offers a price-matching guarantee that is designed to encourage customers to book their reservations through the above referenced distribution channels. We believe that this program, along with enhancements to our branded websites, has contributed to significantly increased numbers of transactions on our proprietary websites.

Trademarks

The following trademarks used herein are owned by us and are registered as trademarks in the United States and/or in certain foreign countries: Conrad®, Coral by Hilton®, Double Dip®, Double Dipping®, Doubletree®, Doubletree Club Hotel®, Doubletree Guest Suites®, Embassy Suites Hotels®, Embassy Vacation Resort®, Finn & Porter®, Hampton®, Hampton Inn®, Hampton Inn & Suites®, HGVClub®, Hilton®, HHonors®, Hilton Garden Inn®, Hilton Grand Vacations Club®, Hilton Hawaiian Village®, Homewood Suites by Hilton®, LivingWell®, Points & Miles®, Scandic®, Senior HHonors®, Waldorf=Astoria® and Waldorf=Astoria Collection™. We consider all of these marks, and the associated name recognition, to be valuable to our business. See “Note 2: Summary of Significant Accounting Policies” to the consolidated financial statements under Item 8.

Marketing

Our hotel properties offer multiple product lines to a broad range of customers in many geographic markets. Our properties include full-service and limited service hotels in urban, airport, resort and suburban locations, as well as timeshare resorts.

Our metropolitan and airport properties primarily serve the convention and meeting market and the business traveler market (business persons traveling as individuals or in small groups). Our resort properties primarily serve the tour and leisure market (tourists traveling either as individuals or in groups) and the convention and meeting market. Our suburban properties primarily serve the leisure and business traveler markets. As indicated under “Risk Factors” under Item 1A below, these sources of business are sensitive to general economic and other conditions.

In 2005, we announced our sponsorship of the U.S. Olympic Team through 2008, which entitles our family of brands to use the official hotel sponsor designation and Olympic logo in advertising and marketing materials.

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, those set forth under the captions “Operations—Development,” “—Territorial Restrictions,” “—Potential Acquisitions” and “—Property Transactions” and “Additional Information—Reservation System,” “—HHonors,” “—Competition,” “—Environmental Matters” and “—Regulation and Licensing,” “Properties,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “projects,” “will,” “should,” “continues” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to risks and uncertainties, including those identified under “Risk Factors” under Item 1A below and  under “Operations—Development” and “—Territorial Restrictions,” “Additional Information—Marketing,” “—Regulation and Licensing,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Any of these risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. We undertake no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances except as required by law.

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

We believe that after the HI Acquisition, our position as a multi-branded owner, operator, manager and franchisor of hotels makes us the largest, by revenue, and most geographically diverse lodging company in the world. Competition in the industry is based primarily on the level of service, quality of accommodations, convenience of locations and room rates. Competition from other hotels, motels and inns, including facilities owned by local interests and facilities owned by national and international chains, is vigorous in all areas in which we operate or franchise our facilities. Our hotels also generally compete with facilities offering similar services in cities and other locations where our hotels are not present. If hotel capacity is expanded by others in a city where our branded hotels are located, competition will increase. Competition in the timeshare business is based primarily on the quality and location of timeshare resorts, the pricing of timeshare intervals and the availability of program benefits, such as exchange programs. We believe that our focus on core business strategies, combined with our financial strength, diverse market presence, strong brands and strategically located properties, will enable us to remain competitive. For additional information, see “Risk Factors” under Item 1A.

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

Environmental Laws could make us liable for costs of removing or cleaning up hazardous or toxic substances on, under or in property we currently own or operate or that we previously owned or operated. Those laws could impose liability without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances or waste. We endeavor to maintain compliance with Environmental Laws but, from time to time, our operations may have resulted or may result in noncompliance or liability for cleanup pursuant to Environmental Laws. In that regard, as of December 31, 2005, we had been notified of contamination resulting from past disposals of waste at six sites to which hazardous or non-hazardous waste may have been sent from our facilities in the past. Based on information reviewed by and available to us, including:

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

Other Laws and Regulations.   Each of the hotels and timeshare resorts we operate is subject to extensive state, local and national regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages. Federal and state laws and regulations also require certain registration, disclosure statements and other practices with respect to the franchising of hotels. As a result of the HI Acquisition, we are subject to the laws and regulations of approximately 80 countries. We believe that we have obtained all required licenses and permits and our businesses are conducted in substantial compliance with applicable laws.

Employees

At December 31, 2005, we employed approximately 61,000 team members, of whom approximately 18,000 were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. We believe that the aggregate compensation benefits and working conditions afforded our employees compare favorably with those received by employees in the hotel industry generally. See “Risk Factors” under Item 1A.

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

We will provide without charge to any person, on the written or oral request of such person, a copy of our annual report on Form 10-K, Code of Ethics, Corporate Governance Guidelines and Charters for our Audit, Compensation and Corporate Governance and Nominating Committees. Requests should be directed to our Corporate Secretary, Hilton Hotels Corporation, 9336 Civic Center Drive, Beverly Hills, California 90210 (telephone number (310) 278-4321).

Executive Officers of the Company

The following table sets forth certain information with respect to our executive officers.

Name	Positions with the Company	Age
Stephen F. Bollenbach	Co-Chairman of the Board and Chief Executive Officer since May 2004, and prior thereto, President and Chief Executive Officer	63
Matthew J. Hart	President and Chief Operating Officer since May 2004, and prior thereto, Executive Vice President and Chief Financial Officer	53
Ian R. Carter	Executive Vice President and Chief Executive Officer, Hilton International Co. (a subsidiary of Hilton Hotels Corporation) since March 2006, Chief Executive Officer, Hilton International Co. (a subsidiary of Hilton Group plc) from January 2005 until March 2006, and prior thereto, President—Europe, Middle East and Asia Pacific, Black & Decker Corporation	44
Tim Harvey	Executive Vice President and Chief Information Officer since January 2006, and prior thereto, Senior Vice President and Chief Information Officer	47
Thomas L. Keltner	Executive Vice President and President—Brand Performance and Development Group since March 2001, and prior thereto, Executive Vice President and President—Franchise Hotel Group	59
Madeleine A. Kleiner	Executive Vice President and General Counsel, and Corporate Secretary since March 2001	54
Robert M. La Forgia	Executive Vice President and Chief Financial Officer since January 2006, Senior Vice President and Chief Financial Officer from May 2004 until January 2006, and prior thereto, Senior Vice President and Controller	47

Unless otherwise noted in the table, all positions and offices indicated have been continuously held since January 2001. The executive officers are responsible for all major policy making functions and all other corporate and divisional officers are responsible to, and are under the supervision of, the executive officers. None of the executive officers listed above are related.

Mr. Bollenbach also serves as a director of Hilton. Additional information for our directors will be included under “Election of Directors” in our definitive proxy statement to be used in connection with our annual meeting of stockholders scheduled to be held on May 24, 2006 (the “Proxy Statement”), and this information is incorporated in this Form 10-K. See Cover Page—“Documents Incorporated by Reference.”

Item 1A.   Risk Factors

We are subject to all of the operating risks common in the lodging and timeshare industries and our results may be adversely impacted if any of these risks materialize.   Our results are significantly affected by occupancy and room rates achieved by our hotels, our ability to manage costs, our relative mix of owned, leased, managed and franchised hotels, supply and demand changes for hotel rooms and timeshare intervals in our markets, the quantity and pricing of timeshare interval sales and changes in the number of available hotel rooms and timeshare intervals through acquisition, development and disposition. Unfavorable changes in these factors as well as the occurrence of other events described below could negatively impact hotel room demand and pricing which, in turn, could limit our ability to pass through operating cost increases in the form of higher room rates. Our ability to manage costs could be adversely impacted by significant increases in operating expenses, such as wages and other labor costs, healthcare, insurance, property taxes and energy, as well as increases in construction costs, resulting in lower operating margins. In addition, economic factors beyond our control in the U.S. and internationally may create challenges for the lodging industry and us in 2006 and beyond. A downturn in economic conditions could impact the demand for hotel rooms and put pressure on room rates. Increases in transportation and fuel costs, the financial condition of the airline industry and its impact on air travel and sustained recessionary periods in the U.S. and internationally could also unfavorably impact future results.

Certain of our employees are covered by collective bargaining agreements and labor disputes may disrupt our operations.   Employees at certain of our owned and managed hotels are covered by collective bargaining agreements that have either expired or will expire in 2006. These agreements affect a broad array of hotels in New York, San Francisco, Boston, Chicago, Honolulu, Pittsburgh, Los Angeles and Toronto. UNITE HERE, the union representing a majority of our unionized employees, has announced its intent to specifically target activities at Hilton properties and, in several key markets, exclude us from traditional multiemployer negotiations. We are preparing for the impact of potential labor activities, which may cause the diversion of business to other hotels, thereby impacting our results negatively. However, at this time, we cannot predict when or whether new agreements will be reached and what the impact of prolonged negotiations may be. Labor disputes in markets in which we have employees covered by collective bargaining agreements could disrupt our operations and adversely impact our financial results in these and other markets.

We derive a significant portion of our revenue from operations of our owned hotels and events in the markets where these properties are located could adversely affect our overall financial results.   We derived approximately 46% of our revenue in 2005 from the operations of our owned hotels. A significant portion of these revenues derived from our large convention hotels located in major U.S. cities. See “General Information—Recent Developments” and “Operations—Hotel Properties—Owned Hotels” above. In addition, we acquired 41 owned properties in the HI Acquisition. Soft economic conditions in any of the markets where our owned properties are located and reduced business travel could adversely affect our results from these properties and, therefore, our overall financial results. Our owned properties are also subject to risks that generally relate to investments in commercial real estate, including governmental regulations, real estate, insurance, zoning, tax and eminent domain laws, the ongoing need for capital improvements to maintain or upgrade properties, fluctuations in real estate values, and the relative illiquidity of real estate compared to other investments. If our owned properties do not generate sufficient revenue to meet operating expenses, including debt service and capital requirements, our financial results will be adversely affected.

We face challenges in integrating the operations of HI, as well as risks related to owning and operating real estate and hotels in international locations.   We may not achieve expected synergies from the HI Acquisition, which include combining technology and distribution activities, consolidating regional infrastructure and integrating our Conrad brand into regional operations. We may also experience difficulties integrating the operations of HI, including integrating personnel with disparate business backgrounds and corporate cultures and managing relationships with hotel owners, lessors and other business partners on a worldwide basis. As a result of the HI Acquisition, we are subject to varying degrees of risk relating to international real estate generally, including risks related to changes in local, political, economic and market conditions, interest rates, zoning laws, currency exchange rate fluctuations, compliance with environmental laws, costs and terms of financing and the potential for uninsured casualty and other losses. A number of the leased properties we acquired in the HI Acquisition are subject to long-term contracts requiring fixed payments to the lessor. If these properties do not generate sufficient revenues, we may be required to fund shortfalls to the lessors which could adversely impact our financial results. In acquiring an ongoing business, we have succeeded to certain obligations and liabilities related to the business acquired in the HI Acquisition and have limited rights of indemnification with respect to such matters. As a result of the HI Acquisition, we are now subject to the laws and regulations of approximately 80 countries, which will expose us to risks relating to changes in franchise, tax, environmental, zoning, employment, repatriation of money, liquor license and other laws in the countries in which we operate. Some international jurisdictions restrict the repatriation of non-U.S. earnings. Various international jurisdictions also have laws limiting the ability of non-U.S. entities to pay dividends and remit earnings to affiliated companies unless specified conditions have been met. Sales in international jurisdictions typically are made in local currencies, which subject us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions. In addition, the U.S. government prohibits U.S. companies from operating in certain countries that are subject to economic sanctions or are on the terrorist countries list. We will not do business in such countries, unless we develop or acquire a non-U.S. affiliate that is capable of managing hotels or we get authorization from the U.S. Treasury Department’s Office of Foreign Assets Control to do so. Some investors would be prohibited by state law or self-imposed policies from investing in our securities if we were to do business in such countries.

We are more highly leveraged as a result of the recent consummation of the HI Acquisition. If we are unable to make planned dispositions of certain of our owned hotels acquired in the HI Acquisition, it would impede our ability to reduce our indebtedness.   We are currently marketing for sale certain owned hotel properties we acquired in the HI Acquisition. We are required to use the net proceeds from such dispositions to repay amounts outstanding under our credit facilities which were incurred to finance the HI Acquisition. If we are unable to complete such dispositions on commercially reasonable terms within anticipated timeframes, our ability to reduce our outstanding borrowings may be adversely affected, which could negatively impact our cost of borrowings, our financial results and our ability to raise new capital to finance future growth. Our senior debt ratings were recently downgraded to Ba2 by Moody’s Investor Services and BB by Standard & Poor’s Ratings Group subsequent to our announcement in December 2005 of our agreement to acquire the lodging assets of Hilton Group plc. A downgrade by any rating agency of the Company’s credit rating adversely impacts the cost and availability of capital to us. Our higher level of debt and resulting interest expense may place us at a competitive disadvantage to competitors with lower amounts of indebtedness and/or higher credit ratings.

If we have disputes with the owners of hotels we manage, we could be subject to litigation.   For our managed hotels, we have the responsibility to manage each hotel at a level consistent with the standard required for its brand in the relevant management agreement. Such provisions vary in scope and may be subject to differing interpretations. In the ordinary course of business, we encounter disagreements with the owners of our managed hotels as to whether the duties in our management agreements have been satisfied. To the extent that such conflicts arise, we seek to resolve them by negotiation with the relevant parties. In the event that such resolution cannot be achieved, litigation may result in damages or other remedies against us. Such remedies could include termination of the right to manage the relevant property. We may not be able to negotiate successfully or otherwise resolve such conflicts in each instance.

In competing for management, franchise and timeshare agreements and leases, we may make loans or provide guarantees to third parties and could experience losses under these loans or guarantee arrangements.   The terms of our management, franchise and timeshare agreements and leases are influenced by contract terms offered by our competitors at the time such agreements are entered into. Accordingly, we may not enter into contracts or renew contracts in the future on terms that are as favorable to us as those under existing agreements. In connection with entering into these contracts, we may become obligated to make loans to or guarantee the obligations of third parties or guarantee minimum income to third parties. Weak performance, in particular as a result of a soft economy, could give rise to losses under these loans and guarantees. Changes in legislation or regulatory changes may be implemented that have the effect of favoring franchisees relative to brand owners.

The growth of internet reservation channels could harm our profitability.   Some of our hotel rooms are booked through internet travel intermediaries. If these bookings increase, these intermediaries may be able to obtain higher commissions or other significant contract concessions from us. We believe that the aim of such intermediaries is to have consumers develop loyalties to their reservation systems rather than to our lodging brands. Although we expect most of our business to continue to be derived from traditional channels and our proprietary branded internet websites, if the amount of sales made through internet intermediaries increases significantly, our ability to control the supply, presentation and price of our room inventory and our profitability may be harmed.

We are a party to joint venture arrangements and investing through joint ventures decreases our ability to manage risk.   We have from time to time invested, and expect to continue to invest, as a co-venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, joint venture investments may involve risks such as the possibility that the co-venturer in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Consequently, actions by a co-venturer might subject hotels owned by the joint venture to additional risk. Additionally, we may be unable to take action without the approval of our joint venture partners, or our joint venture partners could take actions binding on the joint venture without our consent.

Our timeshare business is subject to extensive regulation and if we fail to comply with such regulation our timeshare business could suffer.   We develop, manage, market and sell timeshare intervals, which generally entitle the buyer to occupy a fully-furnished unit for a one-week period on either an annual or an alternative-year basis. We also provide financing to purchasers of timeshare intervals. Certain of these activities are subject to extensive state regulation in both the state in which the property is located and the states in which the property is marketed and sold, as well as Federal regulation of certain marketing practices. In addition, the laws of most states in which we sell timeshare intervals grant the purchaser a unilateral right to rescind the purchase contract within a statutory rescission period. If we fail to be in compliance with applicable Federal, state, and local laws and regulations to which timeshare properties, marketing, sales and operations are subject, including Federal telemarketing regulations, or a determination by a regulatory authority that we were not in compliance, our timeshare business could suffer.

Our properties are subject to risks relating to acts of God, terrorist activity and war and any such event could materially adversely affect our operating results.   Our financial and operating performance may be adversely affected by acts of God, such as natural disasters, particularly in locations where we own and/or operate significant properties. Some types of losses, such as those from earthquake, hurricane, terrorism and environmental hazards, may be either uninsurable or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Similarly, war (including the potential for war) and terrorist activity (including threats of terrorist activity), epidemics (such as SARs and bird flu), travel-related accidents, as well as geopolitical uncertainty and international conflict, which impact domestic and international travel, have caused in the past, and may cause in the future, our results to differ materially from anticipated results. Terrorism incidents such as the events of September 11, 2001 and wars such as the Iraq war in 2003 significantly impact international travel and consequently global demand for hotel rooms. In addition, inadequate preparedness, contingency planning or recovery capability in relation to a major incident or crisis may prevent operational continuity and consequently impact the value of the brand or the reputation of our business.

If we fail to comply with privacy regulations, we could be subject to fines or other restrictions on our business.   We collect and maintain information relating to our guests for various business purposes, including maintaining guest preferences to enhance our customer service and for marketing and promotion purposes. The collection and use of personal data are governed by privacy laws and regulations enacted in the U.S. and other international jurisdictions in which we operate. Privacy regulation is an evolving area in which different jurisdictions may subject us to inconsistent compliance requirements. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to service our guests and market our products, properties and services to our guests. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) could result in fines or restrictions on our use or transfer of data.

We rely on our proprietary reservation systems and any failures in such systems could negatively affect our business.   We invest in sophisticated technology and systems for property management, procurement, reservations, and the operation of our HHonors customer loyalty program. If our systems fail to operate as anticipated, or we fail to replace our systems with new systems introduced by our competitors, our business could suffer. In addition, we intend to combine the systems used by the hotels acquired in the HI Acquisition with ours, and if we experience difficulties in merging these systems, it could disrupt our operations.

In addition, see the cautionary factors set forth under Item 1 “Business—Additional Information—Competition” and “—Environmental Matters.”

Item 1B.   Unresolved Staff Comments

None.

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

Item 3.   Legal Proceedings

Incorporated by reference to the description of legal proceedings in “Note 18: Commitments and Contingencies” to the consolidated financial statements under Item 8.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the New York Stock Exchange and is traded under the symbol “HLT.” As of December 31, 2005, we had approximately 12,300 stockholders of record. The high and low reported sales prices per share of our Common Stock and dividends declared per share of Common Stock are set forth in the following table for the periods indicated:

	High	Low	Dividend Per Share
2004
1st Quarter	$17.29	15.10	.02
2nd Quarter	18.70	16.29	.02
3rd Quarter	19.21	16.32	.02
4th Quarter	22.96	18.70	.02
2005
1st Quarter	23.36	20.93	.02
2nd Quarter	25.06	21.37	.02
3rd Quarter	25.81	21.10	.04
4th Quarter	24.35	18.78	.04
2006
1st Quarter (through March 10, 2006)	26.05	23.35	.04

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

Item 6.   Selected Financial Data

The following selected financial data as of and for the years ended December 31, 2001 through 2005 has been derived from our consolidated financial statements. The following data should be read in conjunction with our consolidated financial statements, the related notes thereto contained under Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in millions, except per share amounts)
Results of Operations:
Revenue	$3,952	3,816	3,819	4,146	4,437
Net income	166	198	164	238	460
Net income per share—Basic	.45	.53	.43	.62	1.20
Net income per share—Diluted	.45	.53	.43	.60	1.13
Other Financial Data:
Dividends per common share	$.08	.08	.08	.08	.12
Balance Sheet Data:
Total assets	$8,785	8,348	8,183	8,242	8,743
Long-term debt	4,950	4,554	3,801	3,633	3,572

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are engaged in the ownership, management and development of hotels, resorts and timeshare properties and the franchising of lodging properties. At December 31, 2005, our system contained 2,388 properties totaling approximately 375,000 rooms, primarily in the United States. Our brands include Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Hampton, Homewood Suites by Hilton and Conrad. In addition, we develop and operate timeshare resorts through Hilton Grand Vacations Company and its related entities. In February 2006, we completed the acquisition of the lodging assets of Hilton Group plc for approximately £3.3 billion, equivalent to approximately $5.78 billion on the transaction date (see “Note 20: Subsequent Events” to the consolidated financial statements under Item 8). We are also engaged in various other activities related or incidental to the operation of hotels.

The number of properties and rooms at December 31, 2005 by brand and by type are as follows:

Brand	Properties	Rooms	Type	Properties	Rooms
Hilton	234	90,478	Owned(1)	30	22,971
Hilton Garden Inn	259	35,523	Leased	6	2,245
Doubletree	160	42,168	Joint Venture	54	17,040
Embassy Suites	182	44,429		90	42,256
Homewood Suites by Hilton	164	18,133	Managed	210	53,115
Hampton	1,336	134,121	Franchised	2,054	275,350
Other	19	5,869		2,264	328,465
Timeshare	34	3,948	Timeshare	34	3,948
Total	2,388	374,669	Total	2,388	374,669

(1)          Includes majority owned and controlled hotels.

Our operations consist of three reportable segments which are based on similar products or services: Hotel Ownership, Managing and Franchising, and Timeshare. The Hotel Ownership segment derives earnings from owned, majority owned and leased hotel properties and equity earnings from unconsolidated affiliates (primarily hotel and other real estate joint ventures). The Managing and Franchising segment provides services including hotel management and licensing of our family of brands to franchisees. This segment generates its revenue from fees charged to hotel owners. As a manager of hotels, we are typically responsible for supervising or operating the hotel in exchange for fees based on a percentage of the hotel’s gross revenue, operating profits, cash flow, or a combination thereof. We charge franchise fees, depending on the brand, of up to five percent of rooms revenue in exchange for the use of one of our brand names.  The Timeshare segment consists of multi-unit timeshare resorts. This segment sells and finances timeshare intervals and operates timeshare resorts. The hospitality industry is seasonal in nature. However, the periods during which our properties experience higher or lower levels of demand may vary from property to property and depend principally upon location.

Our results are significantly affected by occupancy and room rates achieved by hotels, our ability to manage costs, the relative mix of owned, leased, managed and franchised hotels, the quantity and pricing of timeshare interval sales and the change in the number of available hotel rooms and timeshare intervals through acquisition, development and disposition. Results are also impacted by economic conditions and capacity. Unfavorable changes in these factors could negatively impact hotel room demand and pricing which, in turn, could limit our ability to pass through operating cost increases in the form of higher room rates. Additionally, our ability to manage costs could be adversely impacted by significant increases in operating expenses, resulting in lower operating margins. See “Risk Factors” under Item 1A for a description of these and other conditions that could adversely affect our results of operations.

We anticipate that a favorable economic environment will continue to benefit the lodging industry and our company in 2006. A continuation of strong hotel demand among business, group and leisure travelers, combined with limited full service hotel supply growth, should enable us to charge higher room rates. We also anticipate growth in our management and franchise fee business as the number of hotels in our system continues to increase, as well as strong results from our timeshare business. Increases in energy and healthcare costs combined with higher property taxes are expected to continue to put pressure on margins. Increases in construction costs could result in downward pressure on the margins achieved by our timeshare business. Our results could also be impacted by potential labor disputes involving the hotel industry and certain of our properties. We will continue to focus on managing our costs, achieving revenue per available room (RevPAR) premiums in the markets where we operate, increasing occupancy, adding new units to our family of brands, leveraging technology and delivering outstanding customer service. We believe that our focus on these core strategies, combined with our financial strength, diverse market presence, strong brands, and strategically located properties will enable us to remain competitive.

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

Notes receivable are reflected net of an estimated allowance for uncollectible amounts. For timeshare notes receivable, this estimate is based primarily on historical experience and assumptions with respect to future payment trends. Allowances for uncollectible amounts of other notes receivable, which includes notes from managed, franchised and unconsolidated joint venture properties, are estimated based primarily on historical trends and analysis of underlying real estate collateral. Assessment of collateral may include estimates of future cash flow from the underlying real estate. Total notes receivable, including timeshare, totaled $350 million and $401 million, net of allowances for uncollectible amounts of $18 million and $24 million as of December 31, 2004 and 2005, respectively.

Property and equipment are stated at cost less accumulated depreciation. We also maintain cost and equity method investments in entities that own and operate hotel properties and entities that perform other activities related or incidental to the operation of hotels. The assessment of long-lived assets for possible impairment requires us to make certain judgments, including estimates of real estate values and future cash flow from the respective properties and investments. We review the recoverability of our long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Results in 2003, 2004 and 2005 include pre-tax impairment charges of approximately $4 million, $5 million and $5 million, respectively, to reduce the value of property and equipment and equity method investments to estimated fair value.

We account for the sale of real estate in accordance with Statement of Financial Accounting Standards (FAS) 66, “Accounting for Sales of Real Estate.”  To the extent we realize gains from the sale of real estate and maintain significant continuing involvement in the form of a long-term management contract, the gain is deferred and recognized in earnings over the term of the contract. The deferral of pre-tax gains on such sales totaled $92 million, $5 million and $236 million in 2003, 2004 and 2005, respectively. Results in 2003, 2004 and 2005 include the recognition of pre-tax deferred gains totaling $10 million, $15 million and $23 million, respectively. The deferral of gain recognition is dependent on the structure of individual sale transactions.

Our intangible assets include management and franchise contracts, leases, brands and goodwill. We account for management and franchise contracts in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that we review our management and franchise contracts for impairment when circumstances indicate that their carrying amounts may not be recoverable. The values of our management and franchise contracts and leases are amortized using the straight-line method over the life of the agreements. The assessment of management and franchise contracts and leases requires us to make certain judgments, including estimates of future cash flow from the respective properties. Management and franchise contracts, net, totaled $336 million and $302 million at December 31, 2004 and 2005, respectively. We account for brands and goodwill in accordance with FAS 142, “Goodwill and Other Intangible Assets,” which requires that intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment. The annual impairment review requires estimates of future cash flow with respect to the brands and estimates of the fair value of our company and its components with respect to goodwill.

We are self-insured for various levels of general liability, workers’ compensation and employee medical and dental insurance coverage at our owned locations. We purchase insurance coverage for claim amounts which exceed our self-insured retentions. Depending on the type of insurance, these self-insured retentions range from $250,000 to $500,000 per claim. The undiscounted amount of our self-insurance reserves totaled $148 million and $146 million at December 31, 2004 and 2005, respectively. Our insurance reserves are accrued based on estimates of the present value of claims expected to occur during the covered period. These estimates are prepared with the assistance of outside actuaries and consultants. Our actuaries periodically review the volume and amount of claims activity, and based upon their findings, we adjust our insurance reserves accordingly. The ultimate cost of claims for a covered period may differ from our original estimates. General liability and workers compensation claim estimates are discounted to determine the present value of projected settlements; the discount rates used in the 2003 through 2005 program years were approximately 3.0% to 4.25%, which we considered reasonable based on claims settlement patterns. Since medical and dental claims are generally paid within several months, we do not discount the related insurance reserves.

We have issued letters of credit and guaranteed certain debt and obligations of unconsolidated affiliates and third parties totaling $127 million at December 31, 2005. Under certain circumstances, we may be obligated to provide additional letters of credit or guarantees totaling $6 million. Assessment of the probability that we will be required to fund under these commitments requires us to make estimates of the ability of others to meet their obligations.

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

DEVELOPMENT AND CAPITAL SPENDING

Overview

In February 2006, we completed the acquisition of the lodging assets of Hilton Group plc for approximately £3.3 billion, equivalent to approximately $5.78 billion on the transaction date. The all cash transaction was financed with existing cash on hand at the time of the closing and with borrowings under our new senior credit facilities (see “Liquidity and Capital Resources—Financing” and “Note 20: Subsequent Events” to the consolidated financial statements under Item 8).

We also intend to grow our hotel system through franchising and the addition of management contracts, which require little or no capital investment. We will also continue to invest in capital improvements and select projects at our owned hotels and the development of timeshare properties. In addition, we may seek to acquire ownership interests in hotel properties on a strategic and selective basis, either directly or through investments in joint ventures.

During 2005, we added a total of 175 properties, primarily franchises, with approximately 25,000 rooms to our system. A total of 46 properties, primarily franchises, with approximately 8,000 rooms were removed from our system in 2005. We expect to add approximately 200 hotels and 28,000 rooms to our hotel system in 2006, with Hampton and Hilton Garden Inn accounting for most of the new development. We expect virtually all of this growth to be through franchise and management agreements. This growth excludes potential new international development opportunities as a result of the HI Acquisition.

We believe our brand growth strategy continues to benefit from the significant market share premiums most of our brands command over their respective competitive sets. With 100 representing a brand’s fair share of the market, our brands (according to Smith Travel Research) posted revenue per available room (RevPAR) index numbers as follows for 2005: Embassy Suites, 119.7; Hampton, 118.1; Hilton Garden Inn, 112.5; Homewood Suites by Hilton, 111.8; Hilton, 108.8; and Doubletree, 97.3.

In July 2005, it was announced that Hampton, Hilton Garden Inn (for the fourth straight year) and Homewood Suites by Hilton (for the third straight year) each earned first place rankings for customer satisfaction in their respective categories from J.D. Power and Associates. Hilton was the only hotel company with three brands earning top rankings. In addition, the Hilton, Doubletree and Embassy Suites brands all improved their respective customer satisfaction scores in the 2005 J.D. Power study.

We believe the continued strong performance of our brands has enabled us to significantly enhance our development pipeline versus our industry competitors. We had approximately 600 hotels, primarily franchises, with 78,000 rooms in our development pipeline at December 31, 2005, excluding potential development associated with the HI Acquisition. The consummation of transactions in our development pipeline is subject to various conditions and uncertainties.

Our ability to grow the number of hotels in our system is affected by the factors referenced under Item 1A “Risk Factors”, such as international, national and regional economic conditions; the effects of actual and threatened terrorist attacks and international conflicts; acts of God, such as natural disasters; credit availability; relationships with franchisees and property owners; and competition from other hotel brands.

We will continue to review our owned hotel portfolio for potential repositioning or re-branding opportunities (see “Liquidity and Capital Resources—Acquisitions and Dispositions”) and we may seek to sell certain assets, including assets acquired in the HI Acquisition (see “Note 20: Subsequent Events” to the consolidated financial statements under Item 8). It is our intention to be opportunistic when evaluating potential asset sales and we will look to sell particular hotel properties to the extent we can obtain premium prices. We are currently marketing for sale certain of our owned hotels. As discussed in “Note 3: Acquisitions and Dispositions” to the consolidated financial statements under Item 8, until the necessary approvals have been received and substantive conditions to the buyer’s obligation to perform have been satisfied, we do not consider a sale to be probable. When we sell a hotel property, it is generally our preference to retain a management or franchise agreement; however, we may sell hotels without retaining our brand.

Hotel Ownership

Capital expenditures during 2005, excluding timeshare projects, totaled $423 million. Excluding the $180 million to purchase land on Hawaii’s Big Island, as discussed in “Note 3: Acquisitions and Dispositions” to the consolidated financial statements under Item 8, our capital expenditures were $243 million, consisting primarily of routine improvements at our owned and leased hotels. We continue to place a priority on making appropriate capital expenditures to maintain and upgrade our owned assets. During 2005, we spent approximately $43 million to upgrade the bedding and televisions at our owned and leased hotels.

Managing and Franchising

Total property additions to our system in 2005 included 163 franchise properties and nine managed properties owned by third parties. These additions included 34 properties which, due in part to the market share leadership of our brands, were converted to our family of brands in 2005. The 34 conversions included 17 Doubletrees, seven Hiltons, four Hilton Garden Inns, two Hamptons, two Homewood Suites, one Embassy Suites and one Conrad.

In the first quarter of 2005, we announced an initiative with HI, formerly a wholly-owned subsidiary of Hilton Group plc, and now a wholly-owned subsidiary of ours (see “Note 20: Subsequent Events” to the consolidated financial statements under Item 8), to develop the luxury Conrad brand on a global basis. The growth in the Conrad brand will continue to be primarily through management agreements, including a new luxury property in Chicago (opened fourth quarter 2005), a new hotel in downtown Indianapolis (scheduled 2006 opening) and a new Conrad hotel on the Las Vegas Strip (scheduled 2008 opening). In the third quarter of 2005, Conrad announced the signing of a management contract for a 320-room luxury property in Jakarta, Indonesia, scheduled to open in 2008. We also hold a 10 percent investment in the partnership that is developing the Conrad Jakarta.

In early 2006, we introduced a new brand, the Waldorf=Astoria Collection. This new, elite brand designation debuts with New York’s legendary Waldorf=Astoria, along with three world-class luxury resorts newly managed by Hilton: the Grand Wailea Resort Hotel & Spa on the island of Maui in Hawaii; the Arizona Biltmore Resort & Spa in Phoenix, and La Quinta Resort & Club in La Quinta, California. We anticipate that the Waldorf=Astoria Collection will grow primarily through branding of existing landmark or boutique hotels, co-branding of existing Hilton and Conrad hotels and opening newly built properties in select cities.

Timeshare

We are currently developing new timeshare projects in Las Vegas, Nevada, Orlando, Florida and Waikoloa, Hawaii. The Waikoloa project is expected to have 120 units, of which 22 units opened in 2005, with the remaining units scheduled for completion in spring 2006. At our International Drive property in Orlando (Tuscany Village), the project has 236 units open, representing four phases. Construction is continuing on the next 70 units, which are scheduled to open in spring 2006. Also in Orlando, we are adding 48 units to our existing property adjacent to Sea World. The second phase of our property on the Las Vegas Strip, which consists of 423 units, is on schedule for completion in summer 2006. Upon the opening of phase two, approximately 44% of the planned four-tower, 1,582-unit project will have been completed.

Capital expenditures associated with our timeshare operations during 2005 totaled $179 million. The capital expenditures associated with our non-lease timeshare products are reflected as inventory until the timeshare intervals are sold. We also provide financing to the buyers of our timeshare intervals. During 2005, we issued approximately $292 million of loans related to timeshare financings. Principal collections on timeshare notes during the same period were approximately $193 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Net cash provided by operating activities totaled $380 million, $548 million and $486 million for the years ended December 31, 2003, 2004 and 2005, respectively. The net decrease in 2005 relates primarily to net cash used by timeshare construction in excess of timeshare sales and a reduction in deferred income taxes resulting from the sale of assets in 2005. These decreases were partially offset by improved operating results. The net increase in 2004 compared to 2003 was due primarily to improved operating results and net cash provided by timeshare sales in excess of new timeshare construction during the 2004 year. The increase in cash from operating activities also reflected timing differences resulting in an increased minimum pension liability and the deferral of revenue on timeshare sales. These increases were partially offset by increases in restricted cash and an increase in the net balance of timeshare notes receivable.

Net cash provided by operating activities in 2003, 2004 and 2005 each benefited from a reduction in the valuation allowance for capital loss tax carryforwards and other items which reduced the provision for income taxes (See “Liquidity and Capital Resources—Acquisitions and Dispositions” and “Note 12: Income Taxes” to the consolidated financial statements under Item 8). Our ability to utilize capital loss tax carryforwards to reduce our provision for income taxes is dependent on the availability of capital loss tax carryforwards and the existence of transactions that enable these capital loss carryforwards to be utilized. Therefore, it should not be assumed that such benefits will be available to us in the future.

Net cash used in investing activities totaled $132 million in 2004 and net cash provided by investing activities totaled $620 million in 2005. The increase in net cash provided by investing activities was primarily due to an increase in net proceeds from asset dispositions in 2005 compared to the prior year, partially offset by higher capital expenditures. Net cash provided by investing activities totaled $60 million in 2003 compared to net cash used in investing activities of $132 million in 2004. The increase in net cash used in investing activities in 2004 was primarily due to reduced proceeds from asset dispositions in 2004 compared to 2003, as well as an increase in additional investments in 2004 over the prior year. This increase in net cash used was partially offset by higher payments received on non-timeshare notes receivable in 2004.

Net cash used in financing activities totaled $451 million, $122 million and $255 million in 2003, 2004 and 2005, respectively. The increase in 2005 reflects increased share repurchases and lower proceeds from the issuance of common stock, reflecting a lower volume of stock option exercises, partially offset by a lower level of debt repayments in the 2005 period. All amounts outstanding under our revolving credit facility were repaid in the second quarter of 2004. Net cash used in financing activities in 2003 and 2004 primarily represents the repayment of long-term debt in excess of additional long-term borrowings. The decrease in net cash used in financing activities in 2004 compared to 2003 reflects a lower level of debt repayment in the 2004 period once the revolving credit facility was repaid, and higher proceeds from the issuance of common stock in 2004, reflecting a higher volume of stock option exercises. This combined decrease in the net cash used in financing activities was partially offset by share repurchases in 2004.

Our ratio of earnings to fixed charges for the years ended December 31, 2003, 2004 and 2005 was 1.6x, 2.2x and 3.1x, respectively.

Cash and equivalents totaled $1.154 billion at December 31, 2005, an increase of $851 million from December 31, 2004. The increase in cash and equivalents is due primarily to the assets dispositions and increased operating results during 2005 over the previous year. In February 2006, we used approximately $850 million of cash to partially fund the purchase of the lodging assets of Hilton Group plc (see “Note 20: Subsequent Events” to the consolidated financial statements under Item 8 and “Liquidity and Capital Resources—Financing”). Restricted cash totaled $182 million at December 31, 2005, an increase of $19 million from the prior year. Restricted cash includes cash related to certain consolidated hotels, the use of which is restricted for hotel purposes under the terms of collateralized borrowings; refundable deposits on the sale of timeshare intervals; and cash balances held by a consolidated non-controlled entity. We believe that our operating cash flow, available borrowings under our revolving credit facilities and our ability to obtain additional financing through various financial markets are sufficient to meet our liquidity needs (see “Liquidity and Capital Resources—Financing”). However, any projections of future financial needs and sources of working capital are subject to uncertainty. See “Results of Operations” below, “Additional Information—Forward-Looking Statements” under Item 1 and “Risk Factors” under Item 1A for further discussion of conditions that could adversely affect our estimates of future financial needs and sources of working capital.

Financing

At December 31, 2005, we had a $1 billion revolving credit facility, with an option to increase the size of the facility by an additional $250 million. This facility was amended in the first quarter of 2005. The amendment lowered our all-in cost of borrowing under this facility by 50 basis points from LIBOR plus 125 basis points to LIBOR plus 75 basis points and extended the facility until March 2010. There were no amounts outstanding under the revolving credit facility at December 31, 2005. The capacity under our revolver was also used to support certain outstanding letters of credit. Total revolving debt capacity of approximately $855 million was available to us at December 31, 2005.

In connection with the HI Acquisition in February 2006 (see “Note 20: Subsequent Events” to the consolidated financial statements under Item 8), we entered into new senior credit facilities in an aggregate principal U.S. dollar equivalent amount of approximately $5.75 billion with a syndicate of financial institutions. These facilities replaced our $1 billion revolving credit facility and are secured by a pledge of the capital stock of certain of our wholly-owned subsidiaries. The credit facilities consist of the following three tranches:

•       U.S. Dollar Denominated Revolver—5 year, $3.25 billion available in U.S. dollars, British Pounds Sterling, Euros and Swedish Kronor or other currencies acceptable to the administrative agent. Interest at a variable rate depending upon our leverage ratio and senior debt ratings, with initial borrowings at LIBOR plus 150 basis points (which includes a 25 basis point annual facility fee).

•       Foreign Currency Denominated Term Loan A—5 year, approximate equivalent of $2 billion to be denominated in £675 million, €675 million and Australian $140 million. Interest at a variable rate depending upon our leverage ratio and senior debt ratings, with initial borrowings at LIBOR plus 150 basis points.

•       U.S. Dollar Denominated Term Loan B—7 year, $500 million term loan available only in U.S. dollars. Interest at a rate of LIBOR plus 137.5 basis points.

We also have the option to increase the credit facilities by $500 million.

In February 2006, we borrowed an aggregate principal U.S. dollar equivalent amount of approximately $4.8 billion under these facilities to partially fund the HI Acquisition.

Subsequent to our announcement in December 2005 of our agreement to acquire the lodging assets of Hilton Group plc, Standard & Poor’s Ratings Group lowered our senior debt rating from BBB- to BB. In addition, Moody’s Investor Services lowered our senior debt rating from Baa3 to Ba2. These downgrades are reflected in the interest rates and facility fee of our new $5.75 billion credit facilities. Under the terms of the credit facilities, the proceeds from the sale of certain owned properties acquired as part of the HI Acquisition are required to be used for the repayment of our senior credit facilities. In addition, we expect that excess cash flow will be used to repay outstanding debt balances to improve our credit position.

Provisions under various loan agreements require us to comply with certain covenants which include limiting the amount of our outstanding indebtedness. Our revolving credit facility at December 31, 2005, contained two significant financial covenants: a leverage ratio and a debt service coverage ratio. We were in compliance with our financial covenants as of December 31, 2005.

In October 1997, we filed a shelf registration statement with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. At December 31, 2005, available financing under the shelf totaled $825 million. The terms of any additional securities offered under the shelf will be determined by market conditions at the time of issuance.

Provisions of the financing agreement related to our 7.95% collateralized borrowings due 2010 require that certain cash reserves be maintained and also restrict the transfer of excess cash generated by the related properties from the subsidiary hotels to the parent company if net cash flow falls below a specified level (the cash trap). The cash trap became effective in 2003 due to reduced cash flow from the collateralized properties, primarily the Hilton San Francisco. As of December 31, 2005, cash restricted under the terms of the collateralized borrowings, including required reserves and the cash trap, totaled $146 million. The impact of the cash trap, which is expected to remain in effect throughout 2006, is not expected to have a material impact on our liquidity.

As of December 31, 2005, approximately 13% of our long-term debt, including the impact of interest rate swaps, was floating rate debt.

The following table summarizes our significant contractual obligations as of December 31, 2005, including long-term debt and operating lease commitments:

		Payments Due by Period
Contractual Obligations (in millions)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$3,619	47	883	921	1,768
Operating leases	420	31	57	51	281
Total contractual obligations	$4,039	78	940	972	2,049

Total debt decreased by $28 million from December 31, 2004 to $3.619 billion at December 31, 2005. This decrease was primarily due to the repayment of two mortgages on one hotel sold during the 2005 second quarter. Operating lease commitments decreased by $289 million from December 31, 2004 to $420 million at December 31, 2005 primarily due to the purchase of land on which the Hilton Waikoloa Village is located (see “Note 3: Acquisitions and Dispositions” to the consolidated financial statements under Item 8). We had previously leased this land pursuant to an agreement expiring in 2061. In addition, during the 2005 fourth quarter, we sold the Hilton San Diego which was subject to a long-term ground lease.

As a result of implementing FASB Interpretation Number (FIN) 46R “Consolidation of Variable Interest Entities” in 2004, our consolidated balance sheets as of December 31, 2004 and 2005 include the assets and liabilities of a non-controlled managed hotel, including $100 million of debt that is non-recourse to us. This amount is reflected on our consolidated balance sheet as non-recourse debt of non-controlled entity and is excluded from the contractual obligations table (see “Note 4: Variable Interest Entities” in the notes to the consolidated financial statements under Item 8).

Development Financing and Other Commercial Commitments

The following table summarizes our development financing and other commercial commitments as of December 31, 2005:

		Amount of Commitment Expiration Per Period
Commercial Commitments (in millions)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Letters of credit	$56	56	—	—	—
Guarantees	71	57	10	2	2
Total commercial commitments	$127	113	10	2	2

See “Note 18: Commitments and Contingencies” to the consolidated financial statements under Item 8, for further discussion of our development financing and other commercial commitments.

Acquisitions and Dispositions

During 2005 we sold 20 owned or majority owned hotels, as well as our minority interests in several hotel joint ventures. In the second quarter of 2005, we completed two transactions involving the acquisition of land on Hawaii’s Big Island for $180 million. See “Note 3: Acquisitions and Dispositions” to the consolidated financial statements under Item 8, for further discussion of these transactions.

In February 2006, we completed the acquisition of the lodging assets of Hilton Group plc. See “Note 20: Subsequent Events” to the consolidated financial statements under Item 8 for further information.

Stockholders’ Equity

In the 2005 third quarter, our Board of Directors approved an increase to our common stock dividend of $.02 per share to $.04 per share. Annual dividends paid on common shares were $.08, $.08 and $.12 per share in 2003, 2004 and 2005, respectively.

During 2005, we repurchased approximately 12.3 million shares of our common stock at a total cost of approximately $271 million. The timing of stock purchases is made at the discretion of management. We did not repurchase any shares in the second half of 2005 because we were engaged in discussions with Hilton Group plc regarding a potential acquisition of their lodging business (see “Note 20: Subsequent Events” to the consolidated financial statements under Item 8). In 2004 we repurchased approximately 2.3 million shares of our common stock at a total cost of approximately $48 million. In March 2005, we announced that our Board of Directors authorized the repurchase of up to an additional 50 million shares of common stock. As of December 31, 2005, approximately 44.7 million shares remained authorized for repurchase under this authority.

OFF-BALANCE SHEET ARRANGEMENTS

We have outstanding guarantees issued in connection with our development financing programs and other guarantees of debt and other obligations of unconsolidated affiliates and third parties, as well as commitments under letters of credit. See “Note 18: Commitments and Contingencies” to the consolidated financial statements under Item 8, for more information. We maintain investments in unconsolidated affiliates, including hotel joint ventures as well as other entities that support the operations of our hotel properties. We do not have investments in or obligations with respect to unconsolidated special purpose entities and we have not entered into synthetic leasing arrangements.

RESULTS OF OPERATIONS

The following discussion presents an analysis of our results of operations for the three years ended December 31, 2005. Our operations consist of three reportable segments which are based on similar products or services: Hotel Ownership, Managing and Franchising, and Timeshare.

FISCAL 2005 COMPARED WITH FISCAL 2004

Overview

A summary of our consolidated results for the years ended December 31, 2004 and 2005 is as follows:

	2004	2005	% Change
	(in millions, except per share amounts)
Revenue	$4,146	4,437	7%
Operating income	658	805	22
Net income	238	460	93
Basic EPS	.62	1.20	94
Diluted EPS	.60	1.13	88

Results in 2005 benefited from strong increases in room nights and average daily rate (ADR) across all business segments, with particularly strong increases in ADR, resulting in double-digit RevPAR growth and margin improvement at many of our comparable owned hotels. Management and franchise fee revenue was our highest to date, increasing 18 percent over the prior year as a result of RevPAR growth and the addition of new units. Results in 2005 also benefited from strong results at our timeshare business. Net income in 2005 also benefited from gains associated with the sale of owned hotels and a reduction in the provision for income taxes. Revenue growth was adversely impacted by the aforementioned asset sales and the impact of Hurricane Katrina on our two owned hotels in New Orleans.

Revenue from owned hotels totaled $2.049 billion in 2005, a one percent decrease from $2.062 billion in 2004, and total expenses in 2005 were down three percent to $1.459 billion. Strong results at our comparable owned hotels were partially offset by the impact of asset sales and Hurricane Katrina. Our two owned hotels in New Orleans are excluded from the comparable numbers due to interruptions in operations caused by the hurricane. See “Note 19: Hurricane Katrina” to the consolidated financial statements under Item 8. Excluding the impact of assets sales and our two owned hotels in New Orleans, owned hotel revenue in 2005 was up 10 percent to $1.670 billion from $1.519 billion in 2004, while owned hotel expenses increased seven percent to $1.190 billion from $1.109 billion in 2004.

Results at our comparable owned properties benefited from continued strong demand and average rate increases from groups, business and leisure travelers, including double-digit rate and RevPAR increases from the leisure and business segments. Results in New York and Hawaii were particularly strong in 2005. Strong results were also reported at our owned hotels in Boston, Washington D.C. and Atlanta, while San Francisco remained comparably weak. RevPAR for comparable owned properties increased 11.9 percent for the year, with occupancy rising 2.2 points to 77.3 percent and average daily rate up 8.7 percent to $178.35. Approximately 75 percent of the RevPAR increase at the comparable owned hotels was attributable to rate gains.

While strong RevPAR increases led to solid growth in rooms revenue, other comparable owned hotel revenue also performed well, with food and beverage revenue increasing seven percent over 2004. Group room nights, which typically generate higher margin food and beverage business, were up two percent at our comparable owned hotels. Margins at our comparable owned hotels (revenue less expenses as a percentage of revenue for comparable owned hotels) improved 180 basis points in 2005 to 28.8 percent. Cost-per-occupied-room increased 4.5 percent in 2005, reflecting a 17 percent increase in energy costs.

Leased hotel revenue totaled $111 million in 2005, consistent with 2004, while leased hotel expenses decreased two percent to $99 million. Due to the relatively large size of the lease payments required in a hotel operating lease, the leased properties operate at margins significantly lower than our owned hotels. Leased hotel revenue and expenses are included with our owned hotels in our Hotel Ownership segment results.

Operating income from unconsolidated affiliates decreased $5 million in 2005 to $44 million. The decrease relates primarily to a $10 million pre-tax gain in the 2004 period, resulting from a joint venture that developed a condominium project in Myrtle Beach, South Carolina. This decrease was partially offset by improved results at joint venture properties and the termination or sale of certain joint venture interests that generated losses in 2004. Operating income from unconsolidated affiliates is included in our Hotel Ownership segment results.

Management and franchise fee revenue increased $68 million or 18 percent to a record $452 million in 2005. Fee revenue is based primarily on rooms revenue at franchise properties and total operating revenue (and to a lesser extent gross operating profits or cash flow) at managed properties. The strong demand among business, groups and leisure travelers that benefited our owned hotels also resulted in strong RevPAR gains for each of our brands on a system-wide basis (including managed and franchised properties). The increase in management and franchise fees in 2005 also reflects the addition of new units to our system of hotels.

Revenue from our timeshare operations (included in timeshare and other income) totaled $554 million, an increase of $133 million or 32 percent from $421 million in 2004. Timeshare expenses in 2005 (included in other operating expenses) were $420 million compared to $316 million in the prior year. Timeshare revenue and earnings are generated through developing timeshare resorts and selling the related intervals, financing the sale of timeshare intervals and through management of timeshare resorts. Overall timeshare unit sales were up eight percent in 2005, reflecting continued strong sales at our projects in Hawaii, Las Vegas and Orlando. The average unit sales price increased two percent across the system. Timeshare revenue and profitability also benefited from higher resort fees and higher financing income due to increased sales. Timeshare results in 2005 also reflect the recognition of previously deferred revenue and expenses at our Waikoloa project, due to the required percentage-of-completion accounting. Construction at the Waikoloa project was approximately 75 percent complete at the end of 2005. In contrast, construction was not beyond a preliminary stage at the end of 2004.

Depreciation and amortization expense decreased $31 million in 2005 to $299 million, primarily due to asset sales and lower amortization expense related to certain long-term management and franchise agreements that were either terminated or expired.

Results in 2005 include impairment loss and related costs totaling $7 million, which includes a pre-tax charge of $2 million related to an owned hotel and a $3 million pre-tax charge related to our minority interests in eight joint venture hotels to reduce their respective carrying values to their estimated fair values. The 2005 charge also includes a $2 million pre-tax charge representing the write down of a non-hotel cost basis investment to its estimated fair value. The $5 million impairment charge is included in our Hotel Ownership segment results, while the $2 million charge on the non-hotel investment is not allocated among our reportable segments. Results in 2004 include impairment loss and related costs totaling $5 million. This pre-tax charge was to reduce the value of an owned hotel to its estimated fair value and is included in Hotel Ownership segment results.

Corporate Activity

Corporate expense totaled $103 million in 2005, an increase of $18 million from 2004. The increase is primarily the result of increased expense associated with stock-based compensation, increased hotel team member performance awards and contributions to Hurricane Katrina relief efforts. Corporate expense is not allocated among our reportable business segments.

Interest and dividend income increased $6 million compared to the prior year. This increase reflects an increase in cash management activities, reflecting higher cash balances in 2005 due primarily to proceeds from asset sales. This increase was partially offset by lower interest income due to the repayment by Caesars Entertainment, Inc. of the $325 million 7% Senior Notes in July 2004. Interest on the notes is reflected as both interest income and interest expense in our consolidated statements of income through repayment in July 2004. Interest expense, net of amounts capitalized, decreased $15 million compared to 2004, due primarily to the aforementioned repayment by Caesars.

The $103 million gain on asset dispositions and other in 2005 includes gains from asset sales of $112 million (see “Note 3: Acquisitions and Dispositions” to the consolidated financial statements under Item 8), a $10 million loss on our foreign currency options (see “Note 2: Summary of Significant Accounting Policies—Derivative Instruments” to the consolidated financial statements under Item 8) based on the market value of the options at December 31, 2005, and a $3 million gain on our oil futures derivative (see “Note 2: Summary of Significant Accounting Policies—Derivative Instruments” to the consolidated financial statements under Item 8) based on the market value of the contract at December 31, 2005. Also included in 2005 is a net loss of $1 million related to the write-off of several long-term management and franchise agreements which were terminated during the year and a $1 million loss on the disposition of other fixed assets. The $5 million pre-tax loss on asset dispositions and other in 2004 represents the sale of two Doubletree properties, the write off of the value assigned to several long-term management and franchise agreements which were terminated during the year and a loss due to the fair market value adjustment of our derivative instruments, partially offset by the gain from the sale of certain investments.

The loss from non-operating affiliates of $6 million and $17 million in 2004 and 2005, respectively, represents equity losses associated with our 24 percent minority interest in a coal-based synthetic fuel facility. The synthetic fuel produced at this facility qualifies for tax credits based on Section 29 of the Internal Revenue Code; these credits reduce our provision for income taxes (see “Note 3: Acquisitions and Dispositions” to the consolidated financial statements under Item 8). We acquired our minority interest in August 2004, which results in the comparably low amount in the prior year.

The effective income tax rate for 2005 decreased to 26% from 34% in 2004. The effective rate in 2005 includes a benefit of $28 million resulting from closures of IRS audits, a reduction in the valuation allowance for capital loss tax carryforwards totaling $34 million associated with asset sales and the utilization of Section 29 synthetic fuel production credits of approximately $17 million. The 2005 effective tax rate also includes net state tax credits of approximately $2 million. The effective tax rate in 2004 benefited from a reduction in the valuation allowance for capital loss tax carryforwards of approximately $7 million resulting from the sale of three Doubletree properties (La Posada in Arizona, as well as Bakersfield and Modesto in California) and the sale of our interest in Travelweb. In addition, the 2004 effective tax rate also reflects the utilization of Section 29 synthetic fuel production credits of approximately $7 million. Excluding the aforementioned items, our effective rate was 39% in 2005 and 38% in 2004. Our effective tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

Minority and non-controlled interests expense, net, increased $4 million to $12 million in 2005, reflecting a distribution to our minority partner on the sale of the Hilton Glendale (see “Note 3: Acquisitions and Dispositions” to the consolidated financial statements under Item 8).

Hotel Statistics

RevPAR for U.S. owned hotels and system-wide for the years ended December 31, 2004 and 2005 is as follows:

	U.S. owned(1)
	2004	2005	% Change
Hilton	$128.32	144.00	12.2%
All other	84.58	91.45	8.1
Total	123.24	137.90	11.9

(1)          Statistics are for comparable U.S. hotels, and include only hotels in the system as of December 31, 2005 and owned by us since January 1, 2004. Comparable hotels exclude our owned hotels in New Orleans due to the interruptions in operations as a result of Hurricane Katrina.

	System-wide(2)
	2004	2005	% Change
Hilton	$90.06	100.68	11.8%
Hilton Garden Inn	68.14	74.47	9.3
Doubletree	69.78	77.01	10.4
Embassy Suites	87.01	95.09	9.3
Homewood Suites by Hilton	70.93	76.05	7.2
Hampton	56.00	62.22	11.1
Other	95.33	106.33	11.5

(2)          Statistics are for comparable hotels, and include only hotels in the system as of December 31, 2005 and owned, operated or franchised by us since January 1, 2004. Comparable hotels exclude our owned hotels in New Orleans due to the interruptions in operations as a result of Hurricane Katrina.

FISCAL 2004 COMPARED WITH FISCAL 2003

Overview

A summary of our consolidated results for the years ended December 31, 2003 and 2004 is as follows:

	2003	2004	% Change
	(in millions, except per share amounts)
Revenue	$3,819	4,146	9%
Operating income	515	658	28
Net income	164	238	45
Basic EPS	.43	.62	44
Diluted EPS	.43	.60	40

Results in 2004 benefited from RevPAR growth at our comparable owned hotels due to increased demand from both business travelers and group business, combined with continued strong demand from leisure travelers. This shift in the mix of business to higher rated room nights from business travelers and groups resulted in increased pricing power in 2004. Fee income increased in 2004 as a result of RevPAR growth at managed and franchised hotels and the addition of new units. Results in 2004 also benefited from strong results at our timeshare business and lower interest expense. Overall results in 2003 were adversely impacted by business declines related to the conflict in Iraq and a soft U.S. economy. In addition, 2003 was negatively impacted by a pre-tax impairment charge totaling $22 million and cost increases at our owned hotels.

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

Results at our comparable owned properties improved compared to 2003 due to business and group travel gains, combined with strong leisure demand. The more favorable mix of business helped drive an increase in average rate, particularly in the latter half of the year. The strong group business also led to an increase in food and beverage profits in 2004. Results at our owned hotels in 2004 also benefited from our continued focus on costs. Cost-per-occupied-room increased less than one percent in 2004. Profitability at our owned hotels in 2003 was negatively impacted by the aforementioned soft U.S. economy and reduced travel as a result of the conflict in Iraq, along with increased healthcare, insurance and property tax costs. Margins at our comparable owned hotels improved 110 basis points compared to the prior year.

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

Revenue from our timeshare operations totaled $421 million, an increase of $76 million from $345 million in 2003, while timeshare expenses in 2004 totaled $316 million, an increase of $57 million from $259 million in the prior year. Overall timeshare unit sales were up 35 percent in 2004, with robust sales at our projects in Hawaii, Las Vegas and Orlando. The average unit price increased five percent across the system. Timeshare revenue and profitability also benefited from higher resort fees and higher financing income due to increased sales. The growth from increased sales volume and price were partially offset by unfavorable deferrals compared to the 2003 period, due to the required percentage-of-completion accounting. Results in 2004 were negatively impacted by the deferral of revenue and expenses at our Waikoloa project, as construction was not beyond a preliminary stage. In contrast, results in 2003 benefited from the recognition of previously deferred revenue and expenses as phases of our developments in Orlando and Las Vegas were substantially completed or opened during 2003.

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

Corporate Activity

Corporate expense totaled $85 million in 2004, an increase of $4 million from 2003. The increase is primarily the result of expense associated with stock compensation in 2004 and increased legal fees compared to 2003.

Interest and dividend income decreased $3 million compared to the prior year. The net decrease reflects the repayment by Caesars of the $325 million 7% Senior Notes in July 2004. As these notes were assumed by Caesars but remained our legal obligation prior to repayment, interest on the notes is reflected both in interest income and interest expense in the consolidated statements of income. This decrease in interest income was partially offset by interest received in 2004 on a favorable tax settlement of a prior year Federal income tax matter and interest received on certain notes receivable that had been previously reserved. Interest expense, net of amounts capitalized, decreased $21 million reflecting lower outstanding debt balances, as well as the aforementioned repayment by Caesars.

The $5 million pre-tax loss on asset dispositions and other in 2004 represents the sale of two Doubletree properties and the write off of the value assigned to several long-term management and franchise agreements which were terminated during the year, partially offset by the gain from the sale of our investment in Travelweb. The $6 million pre-tax loss on asset dispositions and other in 2003 represents the sale of four Homewood Suites by Hilton hotel properties, one Embassy Suites property and the write off of the value assigned to several long-term management and franchise contracts which were terminated during the year, partially offset by the gain on the sale of certain marketable securities.

The loss from non-operating affiliates totaling $6 million in 2004 represents equity losses associated with our 24 percent minority interest in a coal-based synthetic fuel facility. The synthetic fuel produced at this facility qualifies for tax credits based on Section 29 of the Internal Revenue Code, which reduce our provision for income taxes.

The effective income tax rate for 2004 increased to 34% from 24% in 2003. The effective rate in 2004 benefited from a reduction in the valuation allowance for capital loss tax carryforwards resulting from the sale of three Doubletree properties (La Posada in Arizona, as well as Bakersfield and Modesto in California) and the sale of our interest in Travelweb. The 2004 effective tax rate also reflects the utilization of Section 29 synthetic fuel production credits. The effective rate in 2003 benefited from a reduction in the valuation allowance for capital loss tax carryforwards, primarily as a result of the transactions with CNL. In addition, the 2003 effective rate benefited from a reduction in the valuation allowance for capital loss carryforwards due to higher than expected utilization on our 2002 Federal tax return filed in 2003. The 2003 effective rate also benefited from a settlement related to a tax liability associated with a prior year tax return. These benefits were partially offset by the write-off of an unutilized deferred tax asset resulting from a stock option exercise. Excluding the aforementioned items, our effective rate was 38% in 2004 and 35% in 2003. Our effective tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

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

OTHER MATTERS

New Accounting Standards

See “Note 2: Summary of Significant Accounting Policies—New Accounting Standards” to the consolidated financial statements under Item 8, for discussion of new accounting standards.

Other

We are involved in various legal matters arising in the normal course of business, some of which include claims for substantial sums. Accruals are recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be predicted with certainty, we do not expect that the resolution of all pending overtly threatened claims and litigation as of December 31, 2005 will have a material adverse effect on our consolidated results of operations or financial position. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations in a particular period.

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

We utilize, on a selective basis, interest rate swaps to manage our relative levels of fixed and floating rate debt. As of December 31, 2005, we had a derivative contract which swaps the fixed interest payments on our $375 million 7.95% Senior Notes due 2007 to a floating interest rate equal to the six month LIBOR rate plus 415 basis points. We are also exposed to market risk in the form of changes in foreign currency exchange rates and the potential impact such changes may have on the cash flow related to our foreign currency denominated debt. In August 2001, we issued $100 million of 7.43% bonds due 2009 denominated in Chilean Pesos. Payments of principal and interest on the bonds are adjusted for movements of the Unidad de Fomento (the Chilean inflation index) published monthly by the Central Bank of Chile. We have swapped out the Chilean currency exchange rate and inflation risk by entering into a derivative contract which swaps the principal payment to a fixed U.S. dollar amount of $100 million with fixed interest payments at 7.65% of that amount. We believe it is unlikely that the counterparty will be unable to perform under the terms of the derivative instrument.

Concurrent with the announcement of our agreement to acquire the lodging assets of Hilton Group plc in December 2005 (see “Note 20: Subsequent Events” to the consolidated financial statements under Item 8), we entered into foreign currency options to mitigate the risk associated with changes in foreign currency exchange rates on our agreement to fund the acquisition price in British Pounds Sterling. These options, which were exercised in the 2006 first quarter and were purchased for a total of approximately $54 million, covered approximately 2.3 billion British Pounds Sterling. These derivatives included options to purchase British Pounds Sterling with U.S. Dollars and Euros. As of December 31, 2005, the options had a carrying value of approximately $44 million, and are reflected in the accompanying consolidated balance sheet in other current assets.

Concurrent with our investment in a synthetic fuel facility in August 2004, we entered into a derivative contract covering 2.5 million barrels of oil, which was effective for the calendar year ending December 31, 2005. The derivative contract involved two call options that provided for net cash settlement at expiration based on the full year 2005 average trading price of oil in relation to the strike price of each option. If the average price of oil in 2005 was less than $55, the derivative would yield no payment. If the average price of oil exceeded $55, the derivative would yield a payment equal to the excess of the average price over $55 per barrel, multiplied by the number of barrels covered, up to a maximum price per barrel of $68. The purpose of the transaction was to provide economic protection against an increase in oil prices that could limit the amount of tax credits available under Section 29 of the Internal Revenue Code. The strike prices of the two call options are intended to approximate the price ranges under which the tax credit could be reduced or eliminated by an increase in oil prices.

The following table sets forth the scheduled maturities and the total fair value of our derivative and other financial instruments as of December 31, 2005:

	Maturities by Period						Total
	Within 1 year	2 years	3 years	4 years	5 years	After 5 years	Carrying Amount	Total Fair Value
		($ in millions)
ASSETS—Maturities represent principal receipts, fair values represent assets
Timeshare notes receivable	$40	45	49	52	49	116	351	356
Average interest rate							12.9%
Other notes receivable	$—	—	5	7	1	37	50	59
Average interest rate							6.3%
LIABILITIES—Maturities represent principal payments, fair values represent liabilities
Fixed rate debt	$(47)	(388)	(473)	(363)	(558)	(1,686)	(3,515)	(3,745)
Average interest rate							7.1%
Floating rate debt	$—	(22)	—	—	—	(82)	(104)	(104)
Average interest rate							3.8%
INTEREST RATE SWAPS—Maturities represent notional amounts, fair values represent assets (liabilities)
Fixed to variable	$—	369	—	—	—	—	369	(6)
Average pay rate							8.9%
Average receive rate							8.0%
Fixed (CLP) to Fixed ($US)	$—	—	—	148	—	—	148	59
Average pay rate							7.7%
Average receive rate							7.4%
OTHER DERIVATIVE CONTRACTS
Call options on oil prices	$4	—	—	—	—	—	4	4
Call options on foreign currencies	$44	—	—	—	—	—	44	44

As of December 31, 2005, approximately 13% of our long-term debt (including the impact of interest rate swaps) was floating rate debt.

Item 8.   Financial Statements and Supplementary Data

Hilton Hotels Corporation and Subsidiaries
Consolidated Statements of Income
(in millions, except per share amounts)

	Year ended December 31,
	2003	2004	2005
Revenue
Owned hotels	$2,031	2,062	2,049
Leased hotels	103	111	111
Management and franchise fees	337	384	452
Timeshare and other income	378	463	606
	2,849	3,020	3,218
Other revenue from managed and franchised properties	970	1,126	1,219
	3,819	4,146	4,437
Expenses
Owned hotels	1,500	1,501	1,459
Leased hotels	96	101	99
Depreciation and amortization	334	330	299
Impairment loss and related costs	22	5	7
Other operating expenses	335	395	497
Corporate expense	81	85	103
	2,368	2,417	2,464
Other expenses from managed and franchised properties	970	1,120	1,212
	3,338	3,537	3,676
Operating income from unconsolidated affiliates	34	49	44
Operating Income	515	658	805
Interest and dividend income	29	26	32
Interest expense	(295)	(274)	(259)
Net interest from unconsolidated affiliates and non-controlled interests	(20)	(26)	(26)
Net (loss) gain on asset dispositions and other	(6)	(5)	103
Loss from non-operating affiliates	—	(6)	(17)
Income Before Taxes and Minority and Non-Controlled Interests	223	373	638
Provision for income taxes	(53)	(127)	(166)
Minority and non-controlled interests, net	(6)	(8)	(12)
Net Income	$164	238	460
Basic Earnings Per Share	$.43	.62	1.20
Diluted Earnings Per Share	$.43	.60	1.13

See notes to consolidated financial statements.

Hilton Hotels Corporation and Subsidiaries
Consolidated Balance Sheets
(in millions)

	December 31, 2004	December 31, 2005
ASSETS
Current Assets
Cash and equivalents	$303	1,154
Restricted cash	163	182
Accounts receivable, net	269	312
Inventories	144	219
Deferred income taxes	85	85
Current portion of notes receivable, net	68	40
Other current assets	74	97
Total current assets	1,106	2,089
Investments, Property and Other Assets
Investments and notes receivable, net	635	707
Property and equipment, net	3,510	2,985
Management and franchise contracts, net	336	302
Leases, net	111	107
Brands	970	970
Goodwill	1,240	1,216
Other assets	334	367
Total investments, property and other assets	7,136	6,654
Total Assets	$8,242	8,743
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$611	772
Current maturities of long-term debt	14	47
Income taxes payable	4	45
Total current liabilities	629	864
Long-term debt	3,633	3,572
Non-recourse debt of non-controlled entity	100	100
Deferred income taxes	781	678
Insurance reserves and other	531	718
Total liabilities	5,674	5,932
Commitments and Contingencies
Stockholders’ Equity
Common Stock, 389 million and 382 million shares outstanding, respectively	997	1,010
Additional paid-in capital	1,086	1,158
Retained earnings	689	1,125
Accumulated other comprehensive loss	(3)	(11)
	2,769	3,282
Less treasury stock, at cost	(201)	(471)
Total stockholders’ equity	2,568	2,811
Total Liabilities and Stockholders’ Equity	$8,242	8,743

See notes to consolidated financial statements.

Hilton Hotels Corporation and Subsidiaries
Consolidated Statements of Cash Flow
(in millions)

	Year ended December 31,
	2003	2004	2005
Operating Activities
Net income	$164	238	460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	334	330	299
Amortization of loan costs	13	9	9
Net loss (gain) on asset dispositions	6	5	(103)
Loss from non-operating affiliates	—	6	17
Impairment loss and related costs	22	5	7
Change in working capital components:
Inventories	(34)	45	(77)
Accounts receivable	37	(24)	(41)
Other current assets	2	(9)	18
Accounts payable and accrued expenses	(26)	59	99
Income taxes payable	—	—	41
Restricted cash	(39)	(90)	(19)
Change in deferred income taxes	(48)	27	(63)
Change in other liabilities	35	49	(35)
Unconsolidated affiliates’ distributions in excess of earnings	17	20	1
Change in timeshare notes receivable	(73)	(105)	(99)
Other	(30)	(17)	(28)
Net cash provided by operating activities	380	548	486
Investing Activities
Capital expenditures	(202)	(178)	(423)
Additional investments	(25)	(72)	(47)
Proceeds from asset dispositions	279	80	1,041
Payments received on notes and other	8	38	49
Net cash provided by (used in) investing activities	60	(132)	620
Financing Activities
Change in revolving loans	(510)	(160)	—
Long-term borrowings	562	—	14
Reduction of long-term debt	(513)	(14)	(15)
Issuance of common stock	40	131	63
Repurchase of common stock	—	(48)	(271)
Cash dividends	(30)	(31)	(46)
Net cash used in financing activities	(451)	(122)	(255)
(Decrease) Increase in Cash and Equivalents	(11)	294	851
Cash and Equivalents at Beginning of Year	20	9	303
Cash and Equivalents at End of Year	$9	303	1,154

See notes to consolidated financial statements.

Hilton Hotels Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in millions, except per share amounts)

	Year ended December 31,
	2003	2004	2005
COMMON STOCK
Balance at beginning of year	$962	971	997
Issuance of common stock	—	—	1
Exercise of stock options	9	26	12
Balance at end of year	$971	997	1,010
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year	$950	970	1,086
Issuance of common stock	1	(4)	6
Exercise of stock options	13	105	51
Deferred compensation	6	15	15
Balance at end of year	$970	1,086	1,158
RETAINED EARNINGS
Balance at beginning of year	$322	456	689
Net income	164	238	460
Exercise of stock options	—	26	22
Common dividends ($.08, $.08 and $.12 per share, respectively)	(30)	(31)	(46)
Balance at end of year	$456	689	1,125
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	$(11)	(1)	(3)
Cash flow hedge adjustment, net of deferred tax	5	7	—
Cumulative translation adjustment, net of deferred tax	1	—	(1)
Change in unrealized gain / loss on marketable securities, net of deferred tax	11	3	2
Minimum pension obligation adjustment, net of deferred tax	(7)	(12)	(9)
Balance at end of year	$(1)	(3)	(11)
TREASURY STOCK, AT COST
Balance at beginning of year	$(170)	(157)	(201)
Issuance of common stock	1	4	1
Exercise of stock options	12	—	—
Repurchase of common stock	—	(48)	(271)
Balance at end of year	$(157)	(201)	(471)
TOTAL STOCKHOLDERS’ EQUITY
Balance at beginning of year	$2,053	2,239	2,568
Net income	164	238	460
Cash flow hedge adjustment, net of deferred tax	5	7	—
Cumulative translation adjustment, net of deferred tax	1	—	(1)
Change in unrealized gain / loss on marketable securities, net of deferred tax	11	3	2
Minimum pension obligation adjustment, net of deferred tax	(7)	(12)	(9)
Comprehensive income	174	236	452
Issuance of common stock	2	—	7
Exercise of stock options	34	157	86
Repurchase of common stock	—	(48)	(271)
Deferred compensation	6	15	15
Common dividends ($.08, $.08 and $.12 per share, respectively)	(30)	(31)	(46)
Balance at end of year	$2,239	2,568	2,811

See notes to consolidated financial statements.

Notes To Consolidated Financial Statements
December 31, 2005

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

Cash and Equivalents

Cash and equivalents include all highly liquid investments with initial maturities of three months or less.

Restricted Cash

Restricted cash includes cash related to certain consolidated hotels, the use of which is restricted for hotel purposes under the terms of collateralized borrowings; refundable deposits on the sale of timeshare intervals; and cash balances held by a consolidated non-controlled entity.

Accounts Receivable

Accounts receivable are reflected net of allowance for uncollectible accounts of $27 million and $25 million as of December 31, 2004 and 2005, respectively.

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
December 31, 2005 (Continued)

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

Depreciation is provided using the straight-line method over the estimated useful life of the assets. Leasehold improvements are depreciated over the shorter of the asset life or lease term. The estimated useful lives of assets are generally 40 years for buildings and three to eight years for building improvements and furniture and equipment. Depreciation expense for 2003, 2004 and 2005 was $270 million, $271 million and $247 million, respectively.

Management and Franchise Contracts

Management and franchise contracts acquired in acquisitions that were accounted for as purchases are recorded at the estimated present value of net cash flow expected to be received over the lives of the contracts. This value is amortized using the straight-line method over the remaining contract lives. Costs incurred to acquire individual management and franchise contracts are amortized using the straight-line method over the life of the respective contract. Accumulated amortization of management and franchise contracts totaled $211 million and $227 million at December 31, 2004 and 2005, respectively.

Leases

Leases acquired in acquisitions that were accounted for as purchases are recorded at the estimated present value of net cash flow expected to be received over the lives of the lease agreements. This value is amortized using the straight-line method over the remaining lease terms. Accumulated amortization of leases totaled $19 million and $23 million at December 31, 2004 and 2005, respectively.

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

Notes To Consolidated Financial Statements
December 31, 2005 (Continued)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. We account for goodwill in accordance with FAS 142, which requires that goodwill is not amortized, but is reviewed annually for impairment. During 2005, the amount of goodwill decreased by $24 million due to $13 million in adjustments to tax reserves (see “Note 12: Income Taxes”) and $11 million due to asset sales (see “Note 3: Acquisitions and Dispositions”).

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

We assess on a quarterly basis the effectiveness of our hedges in offsetting the variability in the cash flow or fair values of the hedged obligations. There were no amounts recognized or reclassified into earnings for the years ended December 31, 2003, 2004 or 2005 due to hedge ineffectiveness or due to excluding from the assessment of effectiveness any component of the derivatives.

Concurrent with our investment in a synthetic fuel facility in August 2004, we entered into a derivative contract covering 2.5 million barrels of oil, which was effective for the calendar year ending December 31, 2005. The derivative contract involved two call options that provided for net cash settlement at expiration based on the full year 2005 average trading price of oil in relation to the strike price of each option. If the average price of oil in 2005 was less than $55 per barrel, the derivative would yield no payment. If the average price of oil exceeded $55 per barrel, the derivative would yield a payment equal to the excess of the average price over $55 per barrel, multiplied by the number of barrels covered, up to a maximum price per barrel of $68. The purpose of the transaction was to provide economic protection against an increase in oil prices that could limit the amount of tax credits available under Section 29 of the Internal Revenue Code. The strike prices of the two call options were intended to approximate the price ranges under which the tax credit could be reduced or eliminated by an increase in oil prices. This agreement did not qualify for hedge accounting and, as a result, changes in the fair value of the derivative agreement are reflected in earnings. Results in 2004 and 2005 include a pre-tax loss of $1 million and a pre-tax gain of $3 million, respectively, which is reflected in net (loss) gain on asset disposition and other in the accompanying consolidated financial statements.

Notes To Consolidated Financial Statements
December 31, 2005 (Continued)

Concurrent with the announcement of our agreement to acquire the lodging assets of Hilton Group plc in December 2005 (see “Note 20: Subsequent Events”), we entered into foreign currency options to mitigate the risk associated with changes in foreign currency exchange rates on our agreement to fund the acquisition price in British Pounds Sterling. These options, which were exercised in the 2006 first quarter and were purchased for a total of approximately $54 million, covered approximately 2.3 billion British Pounds Sterling. These derivatives included options to purchase British Pounds Sterling with US Dollars and Euros. As of December 31, 2005, the options had a carrying value of approximately $44 million, and are reflected in the accompanying consolidated balance sheet in other current assets. These foreign currency options did not qualify for hedge accounting and, as a result, changes in the fair value of the derivative instruments are reflected in earnings. Results in 2005 include a pre-tax loss of $10 million, which is reflected in net (loss) gain on asset disposition and other in the accompanying consolidated financial statements.

Unamortized Loan Costs

Debt discount and issuance costs incurred in connection with the placement of long-term debt are capitalized and amortized using the effective interest method to interest expense over the lives of the related debt. These balances are included in other assets in our consolidated balance sheets.

Self-Insurance

We are self-insured for various levels of general liability, workers’ compensation and employee medical and dental insurance coverage at our owned locations. Managed properties may be required to participate in certain of the programs where we are the employer of the employees at the hotel. Managed properties may also elect to participate in our self-insured liability insurance program. We purchase insurance coverage for claim amounts which exceed our self-insured retentions. Depending on the type of insurance, these self-insured retentions range from $250,000 to $500,000 per claim. Our self-insurance reserves are included in accounts payable and accrued expenses (current portion) and insurance reserves and other (long-term portion) in the accompanying consolidated balance sheets. The undiscounted amount of our self-insurance reserves totaled $148 million and $146 million at December 31, 2004 and 2005, respectively.

Our insurance reserves are accrued based on estimates of the present value of claims expected to occur during the covered period. These estimates are prepared with the assistance of outside actuaries and consultants. Our actuaries periodically review the volume and amount of claims activity, and based upon their findings, we adjust our insurance reserves accordingly. The ultimate cost of claims for a covered period may differ from our original estimates. General liability and workers compensation claim estimates are discounted to determine the present value of projected settlements; the discount rates used in the 2003 through 2005 program years were approximately 3.0% to 4.25%, which we considered reasonable based on claims settlement patterns. Since medical and dental claims are generally paid within several months, we do not discount the related insurance reserves.

Revenue Recognition

Revenue is generally recognized as services are performed. Owned and leased hotel revenue represents primarily room rentals and food and beverage sales from owned, majority owned and leased hotels.

Notes To Consolidated Financial Statements
December 31, 2005 (Continued)

Management fees represent fees earned from hotels managed by us, usually under long-term contracts with the hotel owner. Management fees include a base fee, which is generally a percentage of hotel revenue, and an incentive fee, which is generally based on the hotel’s profitability after a stated return threshold to the owner. We recognize base fees as revenue when earned in accordance with the terms of the contract. In interim periods we recognize incentive fees that would be due if the contract were terminated at the end of the interim period.

Franchise fees represent fees received in connection with the franchise of our brand names, usually under long-term contracts with the hotel owner. Depending on the brand, we charge franchise royalty fees of up to five percent of rooms revenue. We recognize fee revenue as earned, in accordance with FAS 45, “Accounting for Franchise Fee Revenue.”

Timeshare and other income primarily consists of earnings from our timeshare operations. Timeshare revenue is generated primarily from the sale and financing of timeshare intervals and operating timeshare resorts. We recognize revenue from deeded timeshare sales in accordance with FAS 66, “Accounting for Real Estate Sales.”  Sales are included in revenue when a minimum of a 10 percent down payment has been received, certain minimum sales thresholds have been attained, the purchaser’s period to cancel for a refund has expired and the related receivable is deemed to be collectible. We defer revenue recognition for sales that do not meet these criteria. During periods of construction, profits from timeshare sales are recognized under the percentage-of-completion method. Our Hilton City Club timeshare product is accounted for as a long-term lease with a reversionary interest rather than the sale of a deeded interest in real estate. Hilton City Club sales revenue is recognized over the term of the lease.

Timeshare and other income also includes revenue generated by the incidental support of hotel operations and the recognition of deferred gains on asset sales. We account for the sale of real estate in accordance with FAS 66. To the extent we realize gains from the sale of real estate and maintain significant continuing involvement in the form of a long-term management contract, the gain is deferred and recognized in earnings over the term of the contract. Results in 2003, 2004 and 2005 include the recognition of pre-tax deferred gains totaling $10 million, $15 million and $23 million, respectively. The deferral of gain recognition is dependent on the structure of individual sale transactions.

We incur certain reimbursable costs on behalf of managed hotel properties and franchisees. We report reimbursements received from managed properties and franchisees as revenue and the costs incurred on their behalf as expenses. These costs, which relate primarily to payroll costs at managed properties where we are the employer, are reflected in reimbursed costs in the consolidated statements of income. Since the reimbursements are made based upon the costs incurred with no added margin, the presentation of these reimbursable costs has no effect on our operating income, total or per share net income, cash flow or financial position.

Hilton HHonors

Hilton HHonors is a guest loyalty program operated by Hilton HHonors Worldwide (HHW), a joint venture 50% owned by us and 50% owned by Hilton Group plc at December 31, 2005. Hilton Group’s wholly-owned subsidiary, Hilton International Co., owned the rights to the Hilton brand name outside the United States. In February 2006, we completed the acquisition of the lodging assets of Hilton Group plc, including their 50% interest in HHW (see “Note 20: Subsequent Events”). The HHonors program is operated for the benefit of the Hilton family of brands worldwide.

Notes To Consolidated Financial Statements
December 31, 2005 (Continued)

Members of the HHonors program earn points based on their spending at most of the hotel properties operated and franchised by us and Hilton Group. HHW accumulates and tracks points on the member’s behalf and fulfills the awards upon request. Points can be redeemed for hotel stays at participating properties, and for a variety of other awards such as airline tickets, cruises and car rentals. As we exercised significant influence over the operation of HHW but lacked a controlling financial interest on December 31, 2004 and 2005, our investment in HHW is accounted for under the equity method.

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

Earnings Per Share (EPS)

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for 2003, 2004 and 2005 were 378 million, 384 million and 383 million, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of the assumed exercise of stock options and convertible securities increased the weighted average number of common shares by 32 million in 2003 and 34 million in 2004 and 2005. In addition, the increase to net income resulting from interest on convertible securities assumed to have not been paid was approximately $14 million in 2003 and $12 million in 2004 and 2005.

Stock-Based Compensation

We apply Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for our stock-based compensation plans. Prior to 2004, our stock-based compensation consisted primarily of stock options. No compensation cost is reflected in our net income related to our stock option awards for the periods presented, as all options had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we will account for our stock-based compensation in accordance with FAS 123R (see “Note 2: Summary of Significant Accounting Policies—New Accounting Standards”).

We granted 7,144,775 options with a grant date fair value of approximately $4.00 per share in 2003, while no options were granted in 2004. We granted 400,000 stock options with an exercise price of $22.19 per share and an estimated fair value of approximately $13.12 per share in 2005. For disclosure purposes, we estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003 and 2005, respectively: dividend yield of one percent for both years; expected volatility of 35 and 55 percent, respectively; risk-free interest rates of 3.0 and 4.1 percent, respectively, and expected lives of five years and eight years, respectively.

Notes To Consolidated Financial Statements
December 31, 2005 (Continued)

In 2004 and 2005, we awarded restricted stock under the 2004 Omnibus Equity Compensation Plan which includes two forms of restricted stock:  time-based (TBU) and performance-based (PBU). The TBU awards vest annually in a straight-line manner over four years. The PBU awards vest in full at the end of a three-year period, and vest at a level between 0% and 150% of the target amount based on the extent that pre-determined performance measures are achieved. In accordance with APB 25, compensation expense for the TBU awards is measured at the fair value of the underlying stock at the date of grant. Compensation expense associated with the PBU awards is subject to adjustment for changes in the underlying stock price over the vesting period, as well as changes in estimates relating to whether the performance objective will be achieved. In 2004, we granted 1,560,670 TBUs and 765,309 PBUs, both with a grant date fair value of $17.37 per share. In 2005, we granted 1,272,313 TBUs and 810,749 PBUs, both with a grant date fair value of $22.19 per share. No restricted stock units were awarded in 2003. Compensation expense for both the TBU and PBU awards is amortized over the respective vesting periods. Consolidated compensation expense under the 2004 plan was approximately $6 million and $21 million in 2004 and 2005, respectively.

We also provide supplemental retirement benefits to eligible senior officers in the form of fixed stock units that settle for shares of our common stock on a one-for-one basis. We granted 8,425 units with a grant date fair value of $12.65 per share in 2003. No units were granted in 2004 and 2005. The compensation expense associated with the benefits is expensed over a four year vesting period. The aggregate expense under these plans totaled $6 million, $4 million and $1 million in 2003, 2004 and 2005, respectively.

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

	2003	2004	2005
	(in millions, except per share amounts)
Net income:
As reported	$164	238	460
Add back: Compensation expense included in reported net income, net of tax	4	6	14
Deduct: Fair-value compensation expense for all awards, net of tax	(21)	(18)	(23)
As adjusted	$147	226	451
Basic earnings per share:
As reported	$.43	.62	1.20
As adjusted	$.39	.59	1.18
Diluted earnings per share:
As reported	$.43	.60	1.13
As adjusted	$.39	.57	1.11

Notes To Consolidated Financial Statements
December 31, 2005 (Continued)

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

Reclassifications

The consolidated financial statements for prior years reflect certain reclassifications to conform with classifications adopted in 2005. These classifications have no effect on net income.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123R, “Share-Based Payment,” which eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method. Pro forma disclosure is no longer an alternative. FAS 123R also requires that the tax benefit associated with these share-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. In April 2005, the Securities and Exchange Commission (SEC) adopted a rule that delayed adoption of FAS 123R, which we had previously been required to adopt no later than July 1, 2005. The SEC’s rule allows companies to implement FAS 123R at the beginning of their next fiscal year. As a result, we intend to adopt FAS 123R effective January 1, 2006.

As permitted by FAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation expense for employee stock options. The adoption of FAS 123R will result in increased compensation expense in our reported results. Had we adopted FAS 123R in prior periods, the impact of the standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in the Stock-Based Compensation section of this Note 2.

We estimate the adoption of FAS No. 123R, using the modified prospective method, will result in incremental pre-tax expense in fiscal year 2006 of approximately $12 million, based on the quantity of unvested stock options at December 31 2005, estimated new stock option grants in 2006, less applicable forfeiture rates, and at their respective grant date fair values.

In December 2004, the FASB issued FAS 152, “Accounting for Real Estate Time-Sharing Transactions.” FAS 152 amends existing accounting guidance to reference the financial accounting and reporting guidance for real estate time-sharing transactions provided in AICPA Statement of Position 04-02, “Accounting for Real Estate Time-Sharing Transactions.” FAS 152 will be effective for our financial statements issued after January 1, 2006. The new accounting guidance requires, among other things, that costs incurred to sell timeshare units generally be charged to expense as incurred, including indirect sales and marketing expenses. The new standard will also require a change in the classification of certain items currently reported as expenses, requiring these items to be reflected as reductions of revenue. The new classifications will not affect timeshare operating income, and operating margin will improve.

Notes To Consolidated Financial Statements
December 31, 2005 (Continued)

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

NOTE 3: ACQUISITIONS AND DISPOSITIONS

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

Upon designation as an asset held for sale, we review the carrying value of the property and, as appropriate, adjust the value to the lower of its carrying value or its estimated fair value less estimated cost to sell, and we cease recording depreciation expense.

To the extent we realize a gain from the sale of real estate and maintain significant continuing involvement in the form of a long-term management contract, the gain is deferred and recognized in earnings over the term of the contract. Results for the years ending December 31, 2003, 2004 and 2005 include the recognition of pre-tax deferred gains totaling $10 million, $15 million and $23 million, respectively.

Fiscal Year 2005 Transactions

In the 2005 first quarter, we sold the Hilton Tarrytown in New York for cash of approximately $9 million. The sale resulted in a pre-tax gain of approximately $5 million. After the sale, the hotel was converted to a Doubletree under a long-term franchise agreement.

In April 2005, we completed the sale of the Red Lion Austin in Texas for cash of approximately $6 million. As the purchase price approximated our carrying value, no gain or loss was recorded on the sale. In May 2005, we completed the sale of two Homewood Suites by Hilton properties for total cash of approximately $17 million, resulting in a pre-tax loss of approximately $1 million. We will continue to manage both hotels under long-term management agreements.

In the second quarter of 2005, we completed two transactions whereby we acquired land on Hawaii’s Big Island. The first transaction occurred in April 2005 involving the acquisition of 62 acres of land on which the Hilton Waikoloa Village is located. The purchase price for this transaction was approximately $115 million. We had previously leased the land pursuant to an agreement expiring in 2061. In May 2005, we completed the second transaction whereby we acquired 112 acres of undeveloped land for approximately $65 million. This land is adjacent to one of two championship golf courses located within the Waikoloa Beach Resort. We are likely to utilize this land for future timeshare development; however, specific plans are still being determined.

Notes To Consolidated Financial Statements
December 31, 2005 (Continued)

In June 2005, we completed the sale of seven wholly-owned and one majority-owned hotel. The Hilton Suites Phoenix in Arizona, Hilton Suites Anaheim in California and Embassy Suites Cleveland-Beachwood in Ohio were sold for cash totaling approximately $72 million, resulting in a pre-tax gain totaling approximately $16 million. Each of the hotels will continue to operate under long-term franchise agreements. In addition, we will continue to manage the Hilton Suites Phoenix under a long-term management agreement. A pre-tax gain totaling approximately $13 million on the Hilton Suites Phoenix has been deferred, due to our continuing involvement in management of the hotel, and will be recognized over the life of the five-year management contract retained on this property. These three properties were sold to the RLJ Urban Lodging Fund, a hotel investment fund created by RLJ Development, LLC (RLJ). Robert L. Johnson, was a director of the Company and the Chairman and Chief Executive Officer of RLJ at the time of the sale. In addition, we have a limited partnership interest in the RLJ Urban Lodging Fund totaling approximately $13 million at December 31, 2005, which is accounted for as a cost basis investment.

The Doubletree Bellevue in Washington was sold in June 2005 for approximately $49 million in cash, resulting in a pre-tax loss of approximately $13 million. The Hilton Suites Brentwood in Tennessee was sold for approximately $6 million in cash, resulting in a pre-tax loss of approximately $5 million. The Hilton Alexandria in Virginia was sold for cash of approximately $93 million, resulting in a pre-tax gain of approximately $37 million, and the Hilton Charlotte in North Carolina was sold for cash of approximately $56 million, resulting in a pre-tax gain of approximately $5 million. The sale of the Hilton Charlotte resulted in a reduction in our consolidated goodwill balance of approximately $3 million. We have retained long-term franchise agreements on each of the aforementioned properties.

Also in June 2005, we sold the majority-owned Hilton Glendale in California for cash of approximately $80 million, resulting in a pre-tax gain of approximately $30 million. Amounts attributable to the minority partner, totaling approximately $7 million on a pre-tax basis, are reflected in the consolidated statements of income, net of tax, in minority and non-controlled interests, net. We have retained a long-term franchise agreement on the hotel. In addition, we will manage the hotel on a short-term basis during a transition period; therefore the gain has not been deferred.

In addition to the sales of wholly-owned and majority-owned hotels, we sold our minority or non-controlling interests in five joint venture hotel properties in the second quarter. Proceeds totaled approximately $26 million, resulting in a pre-tax gain of approximately $6 million.

In July 2005, we sold the Hilton East Brunswick in New Jersey for cash of approximately $43 million. Results at December 31, 2005 include an impairment charge of $2 million to reduce this asset to its fair market value. We will manage the hotel on a short-term basis and have retained a long-term franchise agreement. Also in July 2005, we sold our minority interests in eight joint venture hotels. Proceeds totaled approximately $2 million. Results for the year ended December 31, 2005 include an impairment charge of $3 million to reduce the joint venture investment to its fair market value.

In August 2005, we sold the Palmer House Hilton in Illinois for cash of approximately $230 million. We will continue to manage the Palmer House Hilton under a long-term management agreement. A pre-tax gain totaling approximately $168 million has been deferred, due to our continuing involvement in management of the hotel, and will be recognized over the ten-year life of the management contract retained on this property.

Notes To Consolidated Financial Statements
December 31, 2005 (Continued)

In October 2005, we sold the Hilton Boston Back Bay in Massachusetts for cash of approximately $110 million. We will continue to manage the Hilton Boston Back Bay under a long-term management agreement. A pre-tax gain totaling approximately $35 million has been deferred, due to our continuing involvement in management of the hotel, and will be recognized over the 20 year life of the management contract retained on this property. The sale of the Hilton Boston Back Bay resulted in a reduction in our consolidated goodwill balance of approximately $1 million.

In November 2005, we sold the Hilton Southfield in Michigan for cash of approximately $6 million, resulting in a pre-tax gain of approximately $3 million. In addition, we have retained a long-term franchise agreement.

In December 2005, we completed the sale of four wholly-owned hotels. The Hilton Portland in Oregon was sold for cash of approximately $84 million. We will continue to manage the Hilton Portland under a long-term management agreement. A pre-tax gain totaling approximately $19 million has been deferred due to our continuing involvement in the management of the hotel, and will be recognized over the 20 year life of the management contract retained on this property. The Hilton San Diego in California was sold for cash of approximately $90 million, resulting in a pre-tax gain of approximately $66 million. The Hilton Dallas Fort Worth in Texas was sold for cash of approximately $66 million, resulting in a pre-tax loss of approximately $23 million and the Hilton Anchorage in Alaska was sold for cash of approximately $65 million, resulting in a pre-tax loss of approximately $1 million. The sale of the Hilton Dallas Fort Worth resulted in a reduction in our consolidated goodwill balance of approximately $7 million. We have retained long-term franchise agreements on each of the aforementioned properties.

The $103 million net gain on asset dispositions and other in our consolidated statement of income for 2005 also includes a $3 million gain on our oil futures derivative (see “Note 2: Summary of Significant Accounting Policies—Derivative Instruments”) based on the market value of the contract at December 31, 2005, and a $10 million loss on foreign currency options based on the market value of the options as of December 31, 2005 (see “Note 2: Summary of Significant Accounting Policies—Derivative Instruments”). Also included in the 2005 period are a net loss of $1 million related to the disposition of certain management and franchise agreements to which value had been assigned, and a $1 million loss on the disposition of other fixed assets. The asset dispositions in 2005 also generated capital gains for tax purposes, which enabled us to utilize capital loss tax carryforwards that had been fully reserved. The utilization of these capital loss carryforwards resulted in a net benefit to our income tax provision of approximately $34 million in 2005.

In 2005, we engaged Eastdil Realty Company, LLC to act as our broker for the sale of certain of our owned hotels. Fees earned by Eastdil related to owned hotels sold in 2005 were approximately $3 million. Benjamin V. Lambert, a director of the Company, is the Chairman and Chief Executive Officer of Eastdil.

On February 23, 2006, we consummated the acquisition of the lodging assets of Hilton International for approximately £3.3 billion, equivalent to approximately $5.78 billion on the transaction date, in an all-cash transaction. See “Note 20: Subsequent Events” for further details.

Tax-Deferred Asset Exchange

The sale of the Palmer House Hilton was effectuated through a reverse Internal Revenue Code Section 1031 tax-deferred exchange with the two land acquisitions on Hawaii’s Big Island. As such, the sale was completed through an exchange facilitator that received and held the cash proceeds for our benefit until the exchange was completed.

Notes To Consolidated Financial Statements
December 31, 2005 (Continued)

In addition, certain of the owned hotel sales closed in the second quarter of 2005 were also completed through an exchange facilitator in order to serve as potential substitutes to the Palmer House in completing the exchange with the land in Hawaii or to facilitate a separate exchange pursuant to which other property might be acquired. As a result, approximately $267 million of sale proceeds from asset sales completed in the second quarter of 2005 were held for our benefit by the exchange facilitator. As a result of the sale of the Palmer House Hilton in the third quarter, approximately $119 million of these proceeds were released to us and the cash became unrestricted. In October, approximately $84 million of the proceeds from the sale of the Palmer House Hilton were released to us and became unrestricted with the completion of the tax deferred-exchange related to the 112 acres of undeveloped land in Hawaii. The remaining $64 million of restricted cash related to exchange activity became unrestricted in the fourth quarter of 2005.

Fiscal Year 2004 Transactions

In the 2004 first quarter, we sold the Doubletree La Posada Resort—Scottsdale in Arizona for approximately $30 million, including approximately $6 million in cash and a note receivable for approximately $24 million. The note receivable was repaid in the first quarter of 2005. No book gain or loss was realized on the sale; however, the transaction generated a capital gain for tax purposes, which enabled us to utilize existing capital loss tax carryforwards that had been fully reserved in prior periods. The transaction resulted in a net benefit to our income tax provision of approximately $2 million.

In the second quarter of 2004, we sold the Doubletree Modesto and Doubletree Bakersfield, both in California, for a total of approximately $40 million in cash. Gains of approximately $3 million on Modesto and approximately $2 million on Bakersfield were deferred and, due to our continuing involvement with each hotel, will be recognized over the life of the long-term management agreement retained on each hotel. Both management agreements are for a term of ten years. The transaction also generated a capital gain for tax purposes, which enabled us to utilize existing capital loss tax carryforwards that had been fully reserved in prior periods. The transaction resulted in a net benefit to our income tax provision of approximately $4 million.

In the fourth quarter of 2004, we sold the Doubletree Jantzen Beach and the Doubletree Columbia River, both near Portland Oregon, for a total of approximately $29 million in cash. The sale resulted in a pre-tax loss of approximately $3 million. The pre-tax loss on asset dispositions and other of $5 million in 2004 includes the $3 million loss on the sale of the two Doubletrees, a $4 million loss related to the write-off of values assigned to certain long-term management and franchise agreements that were terminated in 2004 and a $1 million loss due to the fair market value adjustment of our derivative instruments. These losses were partially offset by a $3 million gain from the sale of our investment in Travelweb.

In August 2004, we acquired a 24 percent minority interest in a coal-based synthetic fuel facility for approximately $32 million. Our investment is accounted for using the equity method as we lack a controlling financial interest. The facility produced operating losses, our proportionate share of which totaled approximately $6 million and $17 million in 2004 and 2005, respectively. This loss is reflected as loss from non-operating affiliates in the accompanying consolidated statements of income.

The synthetic fuel produced at this facility qualifies for tax credits based on Section 29 of the Internal Revenue Code, which reduce our provision for income taxes. The tax credits, combined with the tax benefit associated with the operating losses, totaled approximately $9 million and $23 million in 2004 and 2005, respectively. As a result, the benefit to our net income of the investment totaled approximately $3 million and $6 million for the years ended December 31, 2004 and December 31, 2005, respectively.

Notes To Consolidated Financial Statements
December 31, 2005 (Continued)

2003 Transactions

In the 2003 first quarter, we sold four Homewood Suites by Hilton hotel properties in two separate transactions for approximately $40 million. We continue to operate three of the hotels under long-term management agreements and we have retained a long-term franchise contract on the fourth hotel. In the fourth quarter of 2003, an Embassy Suites hotel in which we held a 65% interest was sold, resulting in a pre-tax loss of approximately $4 million. We retained a long-term franchise contract on this hotel. Also in the 2003 fourth quarter, we sold certain marketable securities, which resulted in a pre-tax gain of approximately $2 million. In addition, we wrote off the value assigned to certain long-term management and franchise agreements that were terminated in 2003 totaling approximately $4 million. In the aggregate, these transactions resulted in a net pre-tax loss on asset dispositions and other of $6 million in 2003.

In the first quarter of 2003, in connection with partnership we formed with CNL Hospitality Corp. in 2002, we contributed the 437-room Hilton Rye Town in Rye Brook, New York and CNL contributed the 630-room Doubletree Crystal City in Arlington, Virginia to the partnership. The gain resulting from our contribution of the Hilton Rye Town of approximately $35 million has been deferred and will be recognized over the ten year life of the long-term management contract retained on the property. Also in the first quarter of 2003, the partnership acquired the 257-suite Embassy Suites Santa Clara in Santa Clara, California, the 267-suite Embassy Suites Crystal City in Arlington, Virginia, and the 174-suite Embassy Suites Orlando Airport in Orlando, Florida. We operate all seven hotels under long-term management contracts and have a 25% ownership interest in the partnership.

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

NOTE 4: VARIABLE INTEREST ENTITIES

We manage two hotels in which we have variable interests, as defined in FIN 46R, due to the terms of performance guarantees. The performance guarantee associated with one of the hotel management agreements does not expose us to the majority of expected cash flow variability; therefore, we are not the primary beneficiary and this hotel is not consolidated. Our maximum exposure to loss on this contract consists of future management fees and our potential obligation to fund the performance guarantee which, as of December 31, 2005, totaled approximately $35 million through 2012.

Notes To Consolidated Financial Statements
December 31, 2005 (Continued)

The second of the two contracts contains provisions that expose us to the majority of expected cash flow variability. As a result, we are considered to be the primary beneficiary under FIN 46R, and are required to consolidate the balance sheet and results of operations of the hotel. Our consolidated balance sheets at both December 31, 2004 and December 31, 2005 include the assets and liabilities of this non-controlled hotel, including approximately $10 million of cash and equivalents (reflected as restricted cash) and $100 million of debt which is non-recourse to us. The debt is secured by the fixed assets of the hotel with a historical cost of approximately $82 million. The net equity of the hotel is a retained deficit of approximately $60 million at both December 31, 2004 and 2005, and is reflected on our consolidated balance sheets in other assets. The revenue and operating expenses of this property are included in other revenue and expenses from managed and franchised properties in the consolidated statements of income. Our financial exposure to this property consists of the fees we earn under the management agreement, costs we may incur under any performance guarantee shortfalls and earnings we retain in excess of the performance guarantee. The net effect of the earnings which belong to the hotel owners under the guarantee are eliminated from our consolidated results through minority and non-controlled interests expense in the consolidated statements of income.

NOTE 5: IMPAIRMENT LOSS AND RELATED COSTS

Results in 2005 include pre-tax impairment loss and related costs totaling $7 million. This includes a $2 million charge related to an owned hotel and a $3 million charge related to our minority interests in eight joint venture hotels to reduce their respective carrying values to their estimated fair values. These two charges are included in Hotel Ownership segment results. The hotel and joint venture interests were sold in July 2005 (see “Note 3: Acquisitions and Dispositions”). The charge in 2005 also includes a $2 million pre-tax charge in the first quarter, representing the write down of a non-hotel cost basis investment to its estimated fair value. This charge is included in corporate and other unallocated expenses in our reported segment results.

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

NOTE 6: INVENTORIES

Included in inventories at December 31, 2004 and 2005 are unsold intervals at our timeshare properties of $132 million and $209 million, respectively. Inventories are valued at the lower of cost or estimated net realizable value. The capital expenditures associated with our non-lease timeshare products are reflected as inventory until the timeshare intervals are sold. The company uses the relative sales value method of costing our timeshare sales and relieving inventory in accordance with FAS 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.”

Notes To Consolidated Financial Statements
December 31, 2005 (Continued)

NOTE 7: INVESTMENTS AND NOTES RECEIVABLE

Investments and notes receivable at December 31, 2004 and 2005 are as follows:

	2004	2005
	(in millions)
Equity investments
Hotels	$272	269
Other	46	28
Timeshare notes receivable, with an average rate of 12.9%, due 2006 to 2015	262	351
Other notes receivable, with an average rate of 6.3%, due 2006 to 2015	88	50
Marketable securities	25	29
Foreign currency options	—	44
Other investments	10	20
	703	791
Less current portion of notes receivable and foreign currency options	(68)	(84)
Total	$635	707

Notes receivable are reflected net of an estimated allowance for uncollectible amounts. For timeshare notes receivable, this estimate is based primarily on historical experience and assumptions with respect to future payment trends. Allowances for uncollectible amounts of other notes receivable, which includes notes from managed, franchised and unconsolidated joint venture properties, are estimated based primarily on historical trends and analysis of underlying real estate collateral. Assessment of collateral may include estimates of future cash flow from the underlying real estate. For timeshare notes receivable, interest income is recognized monthly from the date that the loan is closed. Any fees, including processing fees and late fees, are recognized in the month of collection.

Total notes receivable, including timeshare, totaled $350 million and $401 million, net of allowances for uncollectible amounts of $18 million and $24 million as of December 31, 2004 and 2005, respectively.

Our investments in unconsolidated affiliates accounted for under the equity method totaled $318 million and $297 million at December 31, 2004 and 2005, respectively, representing approximately four percent and three percent of total assets at the end of 2004 and 2005, respectively. At December 31, 2005, our unconsolidated affiliates accounted for under the equity method had total assets of approximately $2.39 billion and total debt of approximately $1.15 billion. Of the $1.15 billion of total debt, $1.11 billion is secured solely by the affiliate’s assets or is guaranteed by other partners without recourse to us. We are the creditor on $46 million of the $1.15 billion of debt.

During December 2005 we entered into foreign currency options to mitigate the risk associated with changes in foreign currency exchange rates on our agreement to fund the HI Acquisition price in British Pounds Sterling. These options expire in the 2006 first quarter and are carried at fair market value in other current assets on the consolidated balance sheets. See “Note 2: Summary of Significant Accounting Policies—Derivative Instruments” for additional information.

Notes To Consolidated Financial Statements
December 31, 2005 (Continued)

NOTE 8: PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 and 2005 are as follows:

	2004	2005
	(in millions)
Land	$513	590
Buildings and leasehold improvements	3,650	3,009
Furniture and equipment	829	703
Property held for sale or development	46	48
Construction in progress	20	32
	5,058	4,382
Less accumulated depreciation	(1,548)	(1,397)
Total	$3,510	2,985

NOTE 9: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2004 and 2005 are as follows:

	2004	2005
	(in millions)
Accounts and notes payable	$95	139
Accrued compensation and benefits	150	153
Foreign currency derivative payable	—	54
Insurance reserves	45	45
Deposits	42	40
Accrued interest	35	37
Accrued property tax	28	19
Other accrued expenses	216	285
Total	$611	772

NOTE 10: LONG-TERM DEBT

Long-term debt at December 31, 2004 and 2005 is as follows:

	2004	2005
	(in millions)
Industrial development revenue bonds at adjustable rates, due 2015	$82	82
Senior notes, with an average rate of 7.9%, due 2007 to 2031(1)	2,045	2,040
Mortgage notes, 6.0% to 8.6%, due 2006 to 2011(1)	341	310
7.95% Collateralized borrowings, due 2010	471	463
Chilean inflation-indexed note, effective rate of 7.65%, due 2009(1)	131	148
3.375% Contingently convertible senior notes due 2023	575	575
Other	2	1
	3,647	3,619
Less current maturities of long-term debt	(14)	(47)
Net long-term debt	$3,633	3,572

(1)          Interest rates include the impact of interest rate swaps.

Notes To Consolidated Financial Statements
December 31, 2005 (Continued)

Interest paid, net of amounts capitalized, was $261 million, $246 million and $244 million in 2003, 2004 and 2005, respectively. Capitalized interest totaled $7 million, $3 million and $8 million in 2003, 2004 and 2005, respectively.

Debt maturities are as follows:

(in millions)
2006	$47
2007	410
2008	473
2009	363
2010	558
Thereafter	1,768
Total	$3,619

At December 31, 2005, we had a $1 billion revolving credit facility, with an option to increase the size of the facility by an additional $250 million. This facility was amended in the first quarter of 2005. The amendment lowered our all-in cost of borrowing under this facility by 50 basis points from LIBOR plus 125 basis points to LIBOR plus 75 basis points and extended the facility until March 2010. There were no amounts outstanding under the revolving credit facility at December 31, 2005. The capacity under our revolver was also used to support certain outstanding letters of credit. Total revolving debt capacity of approximately $855 million was available to us at December 31, 2005.

In connection with the HI Acquisition in February 2006 (see “Note 20: Subsequent Events”), we entered into new senior credit facilities in an aggregate principal U.S. dollar equivalent of approximately $5.75 billion with a syndicate of financial institutions. These facilities replaced our $1 billion revolving credit facility and are secured by a pledge of the capital stock of certain of our wholly-owned subsidiaries. The credit facilities consist of the following tranches:

•       U.S. Dollar Denominated Revolver—5 year, $3.25 billion available in U.S. dollars, British Pounds Sterling, Euros and Swedish Kronor or other currencies acceptable to the administrative agent. Interest at a variable rate depending upon our leverage ratio and senior debt ratings, with initial borrowings at LIBOR plus 150 basis points (which includes a 25 basis point annual facility fee).

•       Foreign Currency Denominated Term Loan A—5 year, approximate equivalent of $2 billion to be denominated in £675 million, €675 million and Australian $140 million. Interest at a variable rate depending upon our leverage ratio and senior debt ratings, with initial borrowings at LIBOR plus 150 basis points.

•       U.S. Dollar Denominated Term Loan B—7 year, $500 million term loan available only in U.S. dollars. Interest at a rate of LIBOR plus 137.5 basis points.

We also have the option to increase the credit facilities by $500 million.

In February 2006, we borrowed an aggregate principal U.S. dollars equivalent amount of approximately $4.8 billion under these facilities to partially fund the HI Acquisition.

Notes To Consolidated Financial Statements
December 31, 2005 (Continued)

Subsequent to our announcement in December 2005 of our agreement to acquire the lodging assets of Hilton Group plc, Standard & Poor’s Ratings Group lowered our senior debt rating from BBB- to BB. In addition, Moody’s Investor Services lowered our senior debt rating from Baa3 to Ba2. These downgrades are reflected in the interest rates and facility fee of our new $5.75 billion credit facilities. Under the terms of the credit facilities, the proceeds from the sale of certain owned properties acquired as part of the HI Acquisition are required to be used for the repayment of our senior credit facilities. In addition, we expect that excess cash flow will be used to repay outstanding debt balances to improve our credit position.

In October 1997, we filed a shelf registration statement with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. At December 31, 2005, available financing under the shelf totaled $825 million. The terms of any additional securities offered under the shelf will be determined by market conditions at the time of issuance.

In 2003, we sold $575 million of 3.375% Convertible Senior Notes due in 2023 in a private placement transaction. The notes are convertible to shares of our common stock at an initial conversion price of $22.50 per share of common stock, upon the occurrence of certain events.

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

As of December 31, 2005, approximately 13% of our long-term debt (including the impact of interest rate swaps) was floating rate debt.

Provisions under various loan agreements require us to comply with certain covenants which include limiting the amount of our outstanding indebtedness. Our revolving credit facilities contained two significant financial covenants: a leverage ratio and a debt service coverage ratio. We were in compliance with our financial covenants as of December 31, 2005.

Provisions of the financing agreement related to our 7.95% collateralized borrowings due 2010 require that certain cash reserves be maintained and also restrict the transfer of excess cash generated by the related properties to Hilton if net cash flow falls below a specified level (the cash trap). The cash trap became effective in 2003 due to reduced cash flow from the collateralized properties, primarily the Hilton San Francisco. As of December 31, 2005, cash restricted under the terms of the collateralized borrowings, including required reserves and the cash trap, totaled $146 million. The impact of the cash trap, which is expected to remain in effect throughout 2006, is not expected to have a material impact on our liquidity.

Notes To Consolidated Financial Statements
December 31, 2005 (Continued)

NOTE 11: FINANCIAL INSTRUMENTS

The estimated fair values of our financial instruments at December 31, 2004 and 2005 are as follows:

	2004		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and equivalents and long-term marketable securities	$330	330	1,183	1,183
Restricted cash	163	163	182	182
Timeshare notes receivable (including current portion)	262	265	351	356
Other notes receivable (including current portion)	88	89	50	59
Derivative assets	44	44	107	107
Long-term debt (including current maturities)	(3,647)	(4,088)	(3,619)	(3,849)
Derivative liabilities	(1)	(1)	(6)	(6)

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

NOTE 12: INCOME TAXES

The provisions for income taxes for the three years ended December 31 are as follows:

	2003	2004	2005
	(in millions)
Current
Federal	$77	114	207
State, foreign and local	16	25	52
	93	139	259
Deferred	(40)	(12)	(93)
Total	$53	127	166

Notes To Consolidated Financial Statements
December 31, 2005 (Continued)

During 2003, 2004 and 2005, we paid income taxes of $44 million, $99 million and $209 million, respectively, net of refunds received.

The income tax effects of temporary differences between financial and income tax reporting that gave rise to deferred income tax assets and liabilities at December 31, 2004 and 2005 are as follows:

	2004	2005
	(in millions)
Deferred tax assets
Compensation	$96	115
Deferred income	—	68
Insurance	49	48
Franchise system funds	13	22
Reserves	23	22
NOL carryforwards, expiring 2005 to 2009	1	6
Capital loss carryforward	6	—
Other	3	1
	191	282
Valuation allowance	(10)	(11)
	181	271
Deferred tax liabilities
Basis difference	(168)	(153)
Property	(194)	(186)
Investments	(107)	(105)
Brand value	(378)	(383)
Deferred income	(1)	—
Accrued interest expense	(20)	(33)
Other	(9)	(4)
	(877)	(864)
Net deferred tax liability	$(696)	(593)

The reconciliations of the Federal income tax rate to our effective tax rate for the three years ended December 31 are as follows:

	2003	2004	2005
Federal income tax rate	35.0%	35.0	35.0
Increase (reduction) in taxes
State and local income taxes, net of Federal tax benefits	.8	4.7	5.9
Foreign taxes , net	2.3	1.3	.4
Federal income tax credits	(3.8)	(4.3)	(4.1)
Closing of prior years tax audits	—	—	(8.0)
Change in deferred tax asset valuation allowance	(13.3)	(2.3)	(5.1)
Option exercises	4.4	—	—
Refund claim	(2.8)	—	—
Other	1.2	(.4)	1.9
Effective tax rate	23.8%	34.0	26.0

Notes To Consolidated Financial Statements
December 31, 2005 (Continued)

Net operating loss carryforwards and foreign tax credits are recorded as deferred tax assets and are fully reserved until evidence indicates that it is more likely than not that the benefit will be realized.

Our tax provision, deferred taxes and effective rate in 2005 were impacted by the utilization of synthetic fuel tax credits of approximately $17 million (see “Note 3: Acquisitions and Dispositions”), a reduction in the valuation allowance for capital loss tax carryforwards of approximately $34 million (see “Note 3: Acquisitions and Dispositions”) and a net benefit of $28 million from the reversal of tax reserves no longer required as the result of the completion of IRS audits of our 1997 through 2001 Federal income tax returns, partially offset by increases in state tax reserves and deferred tax liabilities principally attributable to statutory tax increases in various jurisdictions. The provision for income taxes also reflects a net benefit of approximately $2 million related to state tax credits received in 2005. Excluding the impact of these items, our effective rate in 2005 was 39 percent.

In accordance with the provisions of FAS 109, the reversal of reserve balances arising from the completion of the IRS audits that relate to our acquisition of Promus Hotel Corporation in 1999 were reflected as an adjustment of goodwill and did not impact our tax provision in 2005. These adjustments resulted in a reduction of both goodwill and other liabilities totaling approximately $13 million.

Our tax provision, deferred taxes and effective rate in 2004 were impacted by a reduction in the valuation allowance for capital loss tax carryforwards, primarily as a result of the sale of three Doubletree properties and the sale of our interest in Travelweb. The 2004 effective rate also reflects the utilization of Section 29 synthetic fuel production credits. Excluding the impact of these items, our effective rate in 2004 was 38 percent.

Our tax provision, deferred taxes and effective rate in 2003 were impacted by a reduction in the valuation allowance for capital loss tax carryforwards, primarily as a result of the transactions with CNL. In addition, our tax provision, deferred taxes and effective rate were impacted by a reduction in the valuation allowance for capital loss tax carryforwards due to higher than expected utilization on our 2002 Federal tax return filed in 2003, as well as a settlement relating to a tax liability associated with a prior year tax return. These items resulted in a reduction of the tax provision and effective rate in 2003. These benefits were partially offset by the write-off of an unutilized deferred tax asset resulting from a stock option exercise. Excluding the impact of these items, our effective rate in 2003 was 35 percent.

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

NOTE 13: STOCKHOLDERS’ EQUITY

Five hundred million shares of common stock with a par value of $2.50 per share are authorized, of which 399 million and 404 million were issued at December 31, 2004 and 2005, respectively, including treasury shares of ten million in 2004 and 22 million in 2005. We have 25 million shares of preferred stock with a par value of $1.00 per share authorized for issuance. No preferred shares were issued or outstanding at December 31, 2004 and 2005.

Notes To Consolidated Financial Statements
December 31, 2005 (Continued)

During 2005, we repurchased a total of 12.3 million shares of our common stock at a total cost of approximately $271 million. During 2004, we repurchased approximately 2.3 million shares of our common stock for a total cost of approximately $48 million. No shares were repurchased during 2003. The timing of stock purchases is at the discretion of management. In March 2005, we announced that our Board of Directors authorized the repurchase of up to an additional 50 million shares of common stock. As of December 31, 2005, approximately 44.7 million shares remained authorized for repurchase under this authority.

We have a Preferred Share Purchase Rights Plan under which a right is attached to each share of our common stock. The rights may only become exercisable under certain circumstances involving actual or potential acquisitions of 20% or more of our common stock by certain people or groups. Depending on the circumstances, if the rights become exercisable, the holder may be entitled to purchase units of our junior participating preferred stock, shares of our common stock or shares of common stock of the acquirer. The rights remain in existence until November 2009 unless they are terminated, exercised or redeemed.

NOTE 14: STOCK PLANS

At December 31, 2005, 42 million shares of common stock were reserved for issuance under our stock incentive plans. We have three active stock plans with substantially identical terms that allow the grant of options plus the 2004 Omnibus Equity Compensation plan, which was approved in 2004 and allows the grant of options, stock units, performance units, and other stock-based awards. 400,000 stock options were granted in 2005 and no stock options were granted in 2004. See “Note 2: Summary of Significant Accounting Policies—Stock-Based Compensation” for discussion of the options granted in 2005 and restricted stock awards granted in 2004 and 2005.

Options may be granted to salaried officers, directors and other key employees to purchase our common stock at not less than the fair market value at the date of grant. Generally, options vest over a four year period, contingent upon continued employment, and remain outstanding for ten years from the date of grant. Options may generally be exercised in installments commencing one year after the date of grant. At December 31, 2005, there were approximately 26 million shares available for issuance under the 2004 plan and no authorized shares remaining under the other three stock plans.

Notes To Consolidated Financial Statements
December 31, 2005 (Continued)

A summary of the status of our stock option plans as of December 31, 2003, 2004 and 2005, and changes during the years ending on those dates, is presented below:

	Options Price Range (per share)	Weighted Average Price (per share)	Options Outstanding	Available for Grant
Balance at December 31, 2002	$6.66 - 27.53	$13.33	36,890,765	18,443,094
Granted	11.87 - 13.40	11.88	7,144,775	(7,144,775)
Exercised	6.66 - 16.23	11.46	(9,542,341)	—
Cancelled	6.66 - 19.65	13.27	(1,248,825)	1,209,025
Balance at December 31, 2003	6.66 - 27.53	13.56	33,244,374	12,507,344
Authorized			—	30,000,000
Granted			—	(2,325,979)
Exercised	6.66 - 19.65	12.68	(10,337,449)	—
Cancelled	6.66 - 20.66	12.12	(1,292,425)	(12,496,515)
Balance at December 31, 2004	6.66 - 27.53	14.06	21,614,500	27,684,850
Granted	22.19 - 22.19	22.19	400,000	(2,486,461)
Exercised	6.66 - 20.66	13.21	(4,759,680)	137,997
Cancelled	11.85 - 19.65	12.87	(357,900)	187,224
Balance at December 31, 2005	6.66 - 27.53	14.52	16,896,920	25,523,610

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.66 - 11.63	1,322,731	3.9	$9.25	1,322,731	$9.25
11.85 - 11.87	8,683,573	6.6	11.86	4,286,885	11.86
12.22 - 17.15	3,767,816	3.5	13.80	3,767,816	13.80
18.38 - 27.53	3,122,800	3.3	25.01	722,800	19.60
6.66 - 27.53	16,896,920	5.1	14.52	10,100,232	12.79

NOTE 15: EMPLOYEE BENEFIT PLANS

We have a noncontributory retirement plan (Basic Plan) which covers many of our non-union employees. Benefits are based upon years of service and compensation, as defined. The annual measurement date for the Basic Plan is December 31. Since December 31, 1996, employees have not accrued additional benefits under the Basic Plan. Therefore, the projected benefit obligation is equal to the accumulated benefit obligation, and both are referred to simply as the “benefit obligation” below. Plan assets will be used to pay benefits due employees for service through December 31, 1996. As employees have not accrued additional benefits since 1996, we do not utilize a rate of compensation increase assumption in calculating our benefit obligation. The assumptions used to determine our benefit obligations at December 31, 2004 and 2005 are as follows:

	2004	2005
Discount Rate	5.50%	5.25

Notes To Consolidated Financial Statements
December 31, 2005 (Continued)

The rollforwards of our benefit obligations and fair value of plan assets for the years ended December 31, 2004 and 2005 are as follows:

	2004	2005
	(in millions)
Benefit obligation at beginning of year	$297	324
Interest cost	18	17
Actuarial loss	27	8
Benefits paid	(18)	(21)
Benefit obligation at end of year	$324	328

	2004	2005
	(in millions)
Fair value of plan assets at beginning of year	$278	288
Actual return on plan assets	28	12
Benefits paid	(18)	(21)
Fair value of plan assets at end of year	$288	279

The investment objectives for the Basic Plan are preservation of capital, current income and long-term growth of capital. Substantially all plan assets are managed by outside investment managers. Asset allocations are reviewed quarterly. Equity securities are primarily S&P 500 and S&P 400 index funds. Equity securities include Hilton common stock in the amounts of $10 million and $11 million at December 31, 2004 and 2005, respectively, representing approximately 3% and 4% of total plan assets in each period. Debt securities are U.S. Treasury and government agency debt securities. The expected long-term return on plan assets is based on the following assumed rates of return for the assets held: 4% to 7% for government debt securities and 8% to 10% for U.S. common stocks. The asset allocations for the Basic Plan, as a percentage of total plan assets at December 31, 2004 and 2005, are as follows:

	2004	2005
Equity securities	56%	62
Debt securities	44	38
Total	100%	100

The following table provides a reconciliation between the funded status of the Basic Plan and the accrued benefit cost liability on the balance sheet for the years ended December 31, 2004 and 2005, as well as the other components recognized in our consolidated balance sheets:

	2004	2005
	(in millions)
Funded status	$(36)	(50)
Unrecognized actuarial loss	32	47
Unamortized prior service cost	4	3
Accrued benefit cost	—	—
Intangible assets	4	3
Additional minimum liability	(36)	(50)
Accumulated other comprehensive loss, excluding tax impact	32	47
Net amount recognized	$—	—

Notes To Consolidated Financial Statements
December 31, 2005 (Continued)

Comprehensive income includes adjustments of $7 million, $12 million and $9 million net of the deferred tax impact, reflecting increases of $11 million, $21 million, and $15 million related to the minimum pension liability, for 2003, 2004 and 2005, respectively.

As described above, employees have not accrued additional benefits under the Basic Plan since 1996. Therefore, we do not utilize a rate of compensation increase assumption in calculating the net periodic benefit cost. The key actuarial assumptions used to determine the annual benefit cost for the years ended December 31, 2003, 2004 and 2005 are as follows:

	2003	2004	2005
Discount Rate	6.75%	6.00	5.50
Expected long-term return on plan assets	7.25	7.25	7.25

Our annual benefit income for the years ended December 31, 2003, 2004 and 2005 consisted of the following:

	2003	2004	2005
	(in millions)
Expected return on plan assets	$20	20	20
Interest cost	(18)	(18)	(17)
Amortization of prior service cost	(1)	(1)	(1)
Amortization of net loss	—	—	(1)
Net annual benefit income	$1	1	1

We do not expect to make any contribution to the Basic Plan in 2006. As of December 31, 2005, the benefits expected to be paid in the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

(in millions)
2006	$18
2007	18
2008	18
2009	19
2010	19
2011 - 2015	97

We also have plans covering qualifying employees and non-officer directors (Supplemental Plans). Benefits for the Supplemental Plans are based upon years of service and compensation, as defined. Since December 31, 1996, employees and non-officer directors have not accrued additional benefits under the Supplemental Plans. These plans are self-funded by us and therefore have no plan assets isolated to pay benefits due employees. As of December 31, 2004 and 2005, these plans have benefit obligations of $9 million and $10 million, respectively, which are fully accrued in our consolidated balance sheets. Pension expense under the Supplemental Plans for the years ended December 31, 2003, 2004 and 2005 was not significant.

Certain employees are covered by union sponsored, collectively bargained multi-employer pension plans. We contributed and charged to expense $18 million, $19 million and $23 million for the years ended December 31, 2003, 2004 and 2005, respectively, for such plans. Information from the plans’ administrators is not sufficient to permit us to determine our share, if any, of unfunded vested benefits.

Notes To Consolidated Financial Statements
December 31, 2005 (Continued)

We have various employee investment plans whereby we contribute matching percentages of employee contributions. The aggregate expense under these plans totaled $12 million in both 2003 and 2004 and $13 million in 2005.

NOTE 16: SEGMENT INFORMATION

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

Segment results for the three years ended December 31 are as follows:

	2003	2004	2005
	(in millions)
Revenue
Hotel Ownership	$2,167	2,215	2,212
Managing and Franchising	1,307	1,510	1,671
Timeshare	345	421	554
	$3,819	4,146	4,437
Operating income
Hotel Ownership	$343	394	450
Managing and Franchising	284	343	417
Timeshare	82	99	129
Corporate and other unallocated expenses	(194)	(178)	(191)
Total operating income	515	658	805
Interest and dividend income	29	26	32
Interest expense	(295)	(274)	(259)
Net interest from unconsolidated affiliates and non-controlled interests	(20)	(26)	(26)
Net (loss) gain on asset dispositions and other	(6)	(5)	103
Loss from non-operating affiliates	—	(6)	(17)
Income before taxes and minority and non-controlled interests	223	373	638
Provision for income taxes	(53)	(127)	(166)
Minority and non-controlled interests, net	(6)	(8)	(12)
Net Income	$164	238	460

Notes To Consolidated Financial Statements
December 31, 2005 (Continued)

Segment assets as of December 31 are as follows:

	2004	2005
	(in millions)
Assets
Hotel Ownership	$4,825	4,283
Managing and Franchising	2,112	2,083
Timeshare	507	659
Corporate and other	798	1,718
Total assets	$8,242	8,743

At December 31, 2005, the Hotel Ownership segment includes goodwill and brand values totaling $585 million and $98 million, respectively, and the Managing and Franchising segment includes goodwill and brand values totaling $631 million and $872 million, respectively.

NOTE 17: LEASES

We lease hotel properties and land under operating leases. As of December 31, 2005, we leased six hotels. Our hotel leases require the payment of rent equal to the greater of a minimum rent or percentage rent based on a percentage of revenue or income, and expire through December 2020, with varying renewal options. Our land leases represent ground leases for certain owned hotels and, in addition to minimum rental payments, may require the payment of additional rents based on varying percentages of revenue or income. Total rent expense incurred under our leases was $54 million, $57 million and $55 million in 2003, 2004 and 2005, respectively, which included minimum rent payments of $39 million in 2003 and $41 million in both 2004 and 2005.

Minimum lease commitments under non-cancelable operating leases are as follows:

(in millions)
2006	$31
2007	29
2008	28
2009	26
2010	25
Thereafter	281
$420

NOTE 18: COMMITMENTS AND CONTINGENCIES

We have established franchise financing programs with third party lenders to support the growth of our Hilton Garden Inn, Homewood Suites by Hilton, Hampton and Embassy Suites hotels. As of December 31, 2005, we have provided guarantees of $35 million on loans outstanding under the programs. In addition, we have guaranteed $36 million of debt and other obligations of unconsolidated affiliates and third parties, bringing our total guarantees to approximately $71 million. Our outstanding guarantees have terms of one to seven years. We also have commitments under letters of credit totaling $56 million as of December 31, 2005. We believe it is unlikely that material payments will be required under our outstanding guarantees or letters of credit.

Notes To Consolidated Financial Statements
December 31, 2005 (Continued)

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

We have also provided performance guarantees to certain owners of hotels we operate under management contracts. Most of these guarantees allow us to terminate the contract rather than fund shortfalls if specified performance levels are not achieved. In limited cases, we are obligated to fund performance shortfalls. At December 31, 2005, we have two contracts containing performance guarantees with possible cash outlays totaling approximately $142 million through 2012. Funding under these performance guarantees totaled approximately $4 million in 2005, and is expected to total approximately $4 million in 2006. Funding under these guarantees in future periods is dependent on the operating performance levels of these hotels over the remaining term of the performance guarantee. Although we anticipate that the future operating performance levels of these hotels will be largely achieved, there can be no assurance that this will be the case. In addition, we do not anticipate losing a significant number of management contracts in 2006 pursuant to these guarantees.

Our consolidated financial statements at December 31, 2005 include liabilities of approximately $6 million for potential obligations under our outstanding guarantees. Under certain circumstances, we may be obligated to provide additional guarantees or letters of credit totaling $6 million at December 31, 2005.

At December 31, 2005, we had contractual commitments of approximately $56 million for construction and renovation projects at certain owned and majority owned properties, including timeshare.

We are involved in various legal matters arising in the normal course of business, some of which include claims for substantial sums. Accruals are recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be predicted with certainty, we do not expect that the resolution of all pending overtly threatened claims and litigation as of December 31, 2005 will have a material adverse effect on our consolidated results of operations or financial position. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations in a particular period.

NOTE 19: HURRICANE KATRINA

On August 29, 2005, Hurricane Katrina hit the Gulf Coast, affecting two of our consolidated hotels; the majority-owned Hilton New Orleans Riverside and the wholly-owned Hilton New Orleans Airport. Both properties suffered some physical damage, and both properties were closed to paying guests for a period following the hurricane. We have insurance policies that provide coverage for physical damage and business interruption, including lost profits. These policies also reimburse us for other costs and expenses incurred relating to the damages and losses suffered.

Based on our claims filed and initial estimates from the insurance carriers, we expect to receive insurance payments in excess of the approximate $4 million net book value of the damaged assets. As a result, the impairment charge related to the damaged assets has been offset by the expected recovery in our consolidated statement of income for the year ended December 31, 2005.

Notes To Consolidated Financial Statements
December 31, 2005 (Continued)

In addition, based on our claims filed and initial estimates from the insurance carriers, we expect that the other costs and expenses incurred during the period in the aftermath of the hurricane will be less than the business interruption and other insurance proceeds to be received. As such, post-storm costs incurred in 2005 totaling approximately $22 million have been offset by the expected recovery and do not impact results in the year.

Through December 31, 2005, we have received approximately $15 million of insurance proceeds related to our Hurricane Katrina claims. To the extent that the insurance proceeds ultimately exceed the book value of the impaired assets or the post-hurricane costs incurred, the excess will be reflected as income in the period those amounts are finalized.

NOTE 20: SUBSEQUENT EVENTS

On December 29, 2005, we announced an agreement to acquire the lodging assets of Hilton Group plc (known collectively as Hilton International or HI) for approximately £3.3 billion, equivalent to approximately $5.78 billion on the transaction date. In February 2006, we completed the acquisition of the lodging assets of Hilton International for the previously agreed upon price in an all-cash transaction. As a result of the HI acquisition, we believe we are the largest, by revenue, and most geographically diverse lodging company in the world, with nearly 2,800 hotels and approximately 475,000 rooms in 80 countries. The HI properties that that we acquired consist of 387 hotels with over 100,000 rooms, of which 41 hotels are owned, 194 are leased, eight are partially owned through joint ventures, 115 are managed and 29 are franchised. The hotels we acquired in the HI acquisition consist of 259 properties operated under the Hilton brand and 128 properties operated under the mid-market Scandic brand, four properties operated under the Coral by Hilton resort brand, one property under the Conrad brand and one property operated under an independent brand. We also acquired 80 Living Well Health Clubs, primarily in Europe. As a result of the HI acquisition, we now wholly own the Hilton HHonors Worldwide frequent guest program and the Hilton Reservations Worldwide reservation system, both of which were previously owned equally by us and HI. We also obtained worldwide ownership of the luxury Conrad hotel brand, which had been operated as a joint venture between us and HI since 2002. As a result of the HI acquisition, we now own all the rights to the Hilton and Conrad brands, including the right to develop these brands on a worldwide basis.

The company has not yet finalized the evaluation and allocation of the purchase price as the analysis of the valuation of tangible and intangible assets is not yet complete. In order to fund the acquisition of HI, we used approximately $850 million of cash and borrowed approximately $4.8 billion under new senior credit facilities with a syndicate of financial institutions (see “Note 10: Long-Term Debt” for further information).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Hilton Hotels Corporation

We have audited the accompanying consolidated balance sheets of Hilton Hotels Corporation, a Delaware corporation, and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flow for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hilton Hotels Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flow for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hilton Hotel Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

Los Angeles, California
March 10, 2006

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Hilton Hotels Corporation

We have audited management’s assessment, included in the accompanying Annual Report on Form 10-K, that Hilton Hotels Corporation, a Delaware corporation, and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hilton Hotel Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Hilton Hotels Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Hilton Hotels Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hilton Hotels Corporation as of December 31, 2004 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flow for each of the three years in the period ended December 31, 2005 and our report dated March 10, 2006 expressed an unqualified opinion thereon.

Los Angeles, California
March 10, 2006

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

Quarterly Financial Data

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(in millions, except per share amounts)
2005
Revenue	$1,076	1,176	1,102	1,083	4,437
Operating income	163	246	203	193	805
Net income	64	202	89	105	460
Basic EPS(1)	$.17	.53	.23	.28	1.20
Diluted EPS	$.16	.49	.22	.26	1.13
2004
Revenue	$994	1,065	1,033	1,054	4,146
Operating income	131	188	171	168	658
Net income	37	75	61	65	238
Basic EPS(1)	$.10	.20	.16	.17	.62
Diluted EPS	$.10	.19	.15	.16	.60

(1)          EPS for the full year differs from the sum of quarterly EPS amounts due to the required method of computing EPS in the respective periods.

Comparable System-Wide Statistical Information(2)

Year ended December 31, 2005	Occupancy		Average Rate	RevPAR
Hilton	71.7%		$140.42	$100.68
Change from prior year	2.1	pts	8.5%	11.8%
Hilton Garden Inn	71.1%		$104.74	$74.47
Change from prior year	2.0	pts	6.2%	9.3%
Doubletree	70.3%		$109.60	$77.01
Change from prior year	2.1	pts	7.1%	10.4%
Embassy Suites	73.2%		$129.98	$95.09
Change from prior year	2.6	pts	5.4%	9.3%
Homewood Suites by Hilton	75.6%		$100.57	$76.05
Change from prior year	2.1	pts	4.2%	7.2%
Hampton	71.5%		$86.98	$62.22
Change from prior year	2.8	pts	6.6%	11.1%
Other	71.5%		$148.80	$106.33
Change from prior year	(0.2)	pts	11.9%	11.5%

(2)          Statistics are for comparable hotels, and include only those hotels in the system as of December 31, 2005 and owned, operated or franchised by us since January 1, 2004. Comparable hotels exclude our owned hotels in New Orleans.

As of December 31, 2005 there were approximately 12,300 stockholders of record.

FIVE YEAR SUMMARY

	Year ended December 31,
	2001	2002	2003	2004	2005
	(dollars in millions, except per share amounts)
OPERATING DATA
REVENUE	$3,952	3,816	3,819	4,146	4,437
NET INCOME	$166	198	164	238	460
BASIC EARNINGS PER SHARE	$.45	.53	.43	.62	1.20
DILUTED EARNINGS PER SHARE	$.45	.53	.43	.60	1.13
CASH DIVIDENDS PER COMMON SHARE	$.08	.08	.08	.08	.12
OTHER INFORMATION
NUMBER OF PROPERTIES AT YEAR END
Owned(1)	65	63	55	50	30
Leased	9	7	7	7	6
Joint venture	65	65	67	65	54
Managed	210	201	206	206	210
Franchised	1,612	1,721	1,808	1,900	2,054
Timeshare	25	27	30	31	34
Total	1,986	2,084	2,173	2,259	2,388
AVAILABLE ROOMS AT YEAR END
Owned(1)	33,536	34,664	32,526	31,068	22,971
Leased	2,836	2,650	2,643	2,643	2,245
Joint venture	19,604	19,093	20,556	20,186	17,040
Managed	53,776	52,004	52,088	51,380	53,115
Franchised	214,824	225,588	237,026	249,391	275,350
Timeshare	2,911	3,117	3,644	3,740	3,948
Total	327,487	337,116	348,483	358,408	374,669

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2005, management assessed the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting as of December 31, 2005 was effective.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2005, is included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Certain of the information respecting executive officers required by this Item is set forth under the caption “Executive Officers of the Company” under Item 1. Other information respecting executive officers, as well as the required information for directors, will be set forth under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to our officers, employees and directors, including the Company’s principal executive officer, principal financial officer, principal accounting officer and controller or persons performing similar functions. This Code of Ethics is also posted on our internet website located at www.hiltonworldwide.com (click on “Investor Relations,” then “Corporate Governance”). See “Additional Information—Available Information” under Item 1. In the event of any amendment to, or waiver from, a provision of the Code of Ethics that applies to any of the aforementioned officers that relates to the requirements of Regulation S-K Item 406, we intend to disclose such information on our website.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain of the information required by this Item will be set forth under “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Election of Directors” in our Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 with respect to shares of our Common Stock that may be issued under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	19,228,890		$14.52	(4)	25,523,610	(6)
Equity compensation plans not approved by security holders(2)	2,561,167	(3)	N/A	(5)	652,695	(7)
Total	21,790,057		$14.52	(4)	26,176,305

(1)          Consists of our 1990 Stock Option and Stock Appreciation Rights Plan, 1996 Stock Incentive Plan, 1997 Independent Director Stock Option Plan and 2004 Omnibus Equity Compensation Plan. Of such plans, the 2004 Omnibus Equity Compensation Plan is the only plan with shares remaining available for grant as of December 31, 2005.

(2)          Consists of our Supplemental Retirement and Retention Plan and Directors’ Stock and Deferred Retainer Plan.

(3)          Consists of 2,526,934 units under the Supplemental Retirement and Retention Plan and 34,233 units under the Directors’ Stock and Deferred Retainer Plan that entitle the recipients to receive an equivalent number of shares of Common Stock, subject to satisfaction of the conditions set forth in the respective plans.

(4)          Represents the weighted average exercise price of outstanding stock options. There are no exercise prices associated with grants of restricted stock units and performance stock units under the 2004 Omnibus Equity Compensation Plan.

(5)          There are no exercise prices associated with units included in the referenced plans.

(6)          Consists of 25,523,610 shares available for future issuance under the 2004 Omnibus Equity Compensation Plan.

(7)          Consists of 652,695 shares available for future issuance under the Supplemental Retirement and Retention Plan. The Directors’ Stock and Deferred Retainer Plan does not limit the number of shares that may be issued thereunder.

Supplemental Retirement and Retention Plan

The Supplemental Retirement and Retention Plan (the “SRRP”) was approved by our Board of Directors as of June 9, 2000. The SRRP is not a stockholder approved plan. Under the SRRP, a total of up to 3,500,000 supplemental retirement benefit units (“Units”) may be granted to our senior officers. Each grant of Units vests 25% per year over a four-year period and entitles the grantee to receive shares of Common Stock on a one-for-one basis upon retirement, with limited distribution available during employment. The SRRP also provides for an upward adjustment in the number of Units in a participant’s account based upon dividends and distributions paid by us with respect to the underlying shares of Common Stock, until distribution of such shares. The Units will become immediately vested in the event of a change of control of Hilton, as defined in the SRRP. Shares of Common Stock issued under the SRRP consist of treasury shares of Hilton. As of December 31, 2005, 2,526,934 Units were outstanding under the SRRP and 652,695 Units remained available for grant.

Directors’ Stock and Deferred Retainer Plan

The Directors’ Stock and Deferred Retainer Plan (“Director Retainer Plan”) was approved by our Board of Directors on September 11, 2001, effective as of January 1, 2002. The Director Retainer Plan is not a stockholder approved plan. The Director Retainer Plan provides non-employee directors the right to elect to receive their annual retainer fees in the form of (i) cash; (ii) Common Stock payable on a quarterly basis; or (iii) deferred units that vest immediately and are payable in shares of Common Stock on a one-for-one basis subsequent to a director’s retirement from the Board. The number of shares of Common Stock or deferred units received by a participant each quarter is based upon the closing price of our Common Stock on the NYSE on the last trading date of such quarter. Shares of Common Stock issued under the Director Retainer Plan consist of treasury shares of Hilton. As of December 31, 2005, ten non-employee directors were eligible to defer all or a portion of their annual retainer fees into Common Stock or deferred units under the Director Retainer Plan. As of December 31, 2005, 31,742 shares of Common Stock had been issued under the Director Retainer Plan and 34,233 deferred units were allocated to the accounts of non-employee directors.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 10, 2006.

HILTON HOTELS CORPORATION
(Registrant)
By:	/s/ ROBERT M. LA FORGIA
Robert M. La Forgia
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 10, 2006.

/s/ STEPHEN F. BOLLENBACH	/s/ BENJAMIN V. LAMBERT
Stephen F. Bollenbach	Benjamin V. Lambert
Co-Chairman of the Board and Chief Executive Officer	Director
/s/ BARBARA BELL COLEMAN	/s/ JOHN H. MYERS
Barbara Bell Coleman	John H. Myers
Director	Director
/s/ A. STEVEN CROWN	/s/ JOHN L. NOTTER
A. Steven Crown	John L. Notter
Director	Director
/s/ CHRISTINE GARVEY	/s/ DONNA F. TUTTLE
Christine Garvey	Donna F. Tuttle
Director	Director
/s/ PETER M. GEORGE	/s/ PETER V. UEBERROTH
Peter M. George	Peter V. Ueberroth
Director	Director
/s/ BARRON HILTON	/s/ SAM YOUNG
Barron Hilton	Sam Young
Co-Chairman of the Board	Director
/s/ ROBERT M. LA FORGIA
Robert M. La Forgia
Executive Vice President and Chief Financial Officer (Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1

Sale and Purchase Agreement, dated as of December 29, 2005, among Registrant, Hilton Group plc, Ladbroke Group International Limited, Ladbroke Group Limited and Town & County Factors Limited (incorporated herein by reference from Exhibit 2.1 to Registrant’s Current Report on Form 8-K, dated December 30, 2005)

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

3.4	By-Laws of Registrant, as amended and restated (incorporated herein by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated January 23, 2006)
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
4.5

Credit Agreement, dated as of February 22, 2006, among Registrant, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, UBS Loan Finance, as Syndication Agent, and the financial institutions signatory thereto (incorporated herein by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated February 28, 2006)

4.6

Loan Agreement, dated as of September 27, 2000, among Phoenix SP Hilton LLC, S.F. Hilton, Inc., Chicago Hilton LLC, Short Hills Hilton LLC and McLean Hilton LLC, as Borrowers, and Secore Financial Corporation, as Lender (incorporated herein by reference from Exhibit 99.01 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2000)

4.7

First Amendment to Loan Agreement, dated as of October 30, 2000, among Phoenix SP Hilton LLC, S.F. Hilton, Inc., Chicago Hilton LLC, Short Hills Hilton LLC and McLean Hilton LLC, as Borrowers, and Morgan Stanley Dean Witter Mortgage Capital Inc., as Lender, relating to Exhibit 4.6 hereto (incorporated herein by reference from Exhibit 99.02 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2000)

4.8

Rights Agreement, dated as of November 29, 1999, between Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated herein by reference from Exhibit 1 to Registrant’s Registration Statement on Form 8-A, dated December 1, 1999)

4.9

Amendment to Rights Agreement Changing Rights Agent, dated as of February 15, 2001, between Registrant and The Bank of New York, as Rights Agent, relating to Exhibit 4.8 hereto (incorporated herein by reference from Exhibit 4.22 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.1

1990 Stock Option and Stock Appreciation Rights Plan of Registrant, together with the Stock Option Agreement relating thereto, both as amended (incorporated herein by reference from Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990)*

10.2

Amendment, dated January 20, 1994, to the 1990 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibit 10.1 hereto (incorporated herein by reference from Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993)*

10.3

Amendment, dated January 19, 1995, to the 1990 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibits 10.1 and 10.2 hereto (incorporated herein by reference from Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994)*

10.4

Amendment, dated November 14, 1996, to the 1990 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibits 10.1, 10.2 and 10.3 hereto (incorporated herein by reference from Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)*

10.5

Fourth Amendment, dated as of December 31, 1998, to the 1990 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibits 10.1 through 10.4 hereto (incorporated herein by reference from Exhibit 99.9 to Registrant’s Current Report on Form 8-K, dated January 8, 1999)*

10.6

Amended and Restated 1996 Stock Incentive Plan of Registrant (incorporated herein by reference from Exhibit 4.1 to Registrant’s Post Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 333-04273))*

10.7

Amendment, dated as of November 14, 2001, to the Amended and Restated 1996 Stock Incentive Plan of Registrant, relating to Exhibit 10.6 hereto (incorporated herein by reference from Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)*

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
10.12.1

Form of stock unit grant agreement under 2004 Omnibus Equity Compensation Plan of Registrant (incorporated herein by reference from Exhibit 10.12.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.12.2

Form of performance unit grant agreement under 2004 Omnibus Equity Compensation Plan of Registrant (incorporated herein by reference from Exhibit 10.12.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.13	Directors’ Stock and Deferred Retainer Plan of Registrant (incorporated herein by reference from Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-72906))*
10.14	Amendment 2005-1 to Directors’ Stock and Deferred Retainer Plan of Registrant, relating to Exhibit 10.13 hereto*
10.15	Annual Incentive Plan of Registrant (incorporated herein by reference from Exhibit C to Registrant’s Proxy Statement, dated as of April 8, 2004)*

10.16	Supplemental Executive Retirement Plan of Registrant, as amended (incorporated herein by reference from Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991)*
10.17

Amendment, effective April 1, 1994, to the Supplemental Executive Retirement Plan of Registrant, relating to Exhibit 10.16 hereto (incorporated herein by reference from Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994)*

10.18

Amendment, effective December 31, 1996, to the Supplemental Executive Retirement Plan of Registrant, relating to Exhibits 10.16 and 10.17 hereto (incorporated herein by reference from Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)*

10.19

Doubletree Hotels Corporation Supplemental Executive Retirement Plan, dated as of February 15, 1997, as amended by letter dated December 9, 1997 (incorporated herein by reference from Exhibit 10.29 to the Promus Hotel Corporation Annual Report on Form 10-K for the year ended December 31, 1998)*

10.20	Directors’ Retirement Benefit Plan of Registrant, as amended (incorporated herein by reference from Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991)*
10.21

First Amendment, dated July 31, 1997, to the Directors’ Retirement Benefit Plan of Registrant, relating to Exhibit 10.20 hereto (incorporated herein by reference from Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997)*

10.22	Retirement Benefit Replacement Plan of Registrant, as amended (incorporated herein by reference from Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992)*
10.23

Amendment, dated as of January 1, 1994, to the Retirement Benefit Replacement Plan of Registrant, relating to Exhibit 10.22 hereto (incorporated herein by reference from Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993)*

10.24

Amendment, effective April 1, 1994, to the Retirement Benefit Replacement Plan of Registrant, relating to Exhibits 10.22 and 10.23 hereto (incorporated herein by reference from Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994)*

10.25

Amendment, effective December 31, 1996, to the Retirement Benefit Replacement Plan of Registrant, relating to Exhibits 10.22, 10.23 and 10.24 hereto (incorporated herein by reference from Exhibit 10.24 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)*

10.26	Executive Deferred Compensation Plan of Registrant (incorporated herein by reference from Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-122019))*
10.27	Amendment 2005-1 to the Executive Deferred Compensation Plan of Registrant, relating to Exhibit 10.26 hereto*
10.28	2005 Executive Deferred Compensation Plan of Registrant, as amended and restated*
10.29

Promus Hotel Corporation Executive Deferred Compensation Plan, as amended and restated (incorporated herein by reference from Exhibit 10.27 to the Promus Hotel Corporation Annual Report on Form 10-K for the year ended December 31, 1998)*

10.30

Supplemental Retirement and Retention Plan of Registrant, dated as of June 1, 2000 (incorporated herein by reference from Exhibit 10.42 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)*

10.31

First Amendment to the Supplemental Retirement and Retention Plan of Registrant, relating to Exhibit 10.30 hereto (incorporated herein by reference from Exhibit 10.46 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)*

10.32

Form of Change of Control Agreement between Registrant and each of Matthew J. Hart, Thomas L. Keltner, Madeleine A. Kleiner and Robert M. La Forgia (incorporated herein by reference from Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)*

10.33

First Amendment to form of Change of Control Agreement, relating to Exhibit 10.32 hereto (incorporated herein by reference from Exhibit 10.48 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)*

10.34

Amended and Restated Employment Agreement, dated as of November 11, 2004 and amended as of January 27, 2005, between Registrant and Stephen F. Bollenbach (incorporated herein by reference from Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.35

Employment Agreement, dated as of March 10, 2006, between Hilton U.K. Hotels Limited and Ian R. Carter (incorporated herein by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 14, 2006)*

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