Form 10-Q
period 2006-03-31
HILTON HOTELS CORP
filed 2006-05-10
CIK 47580

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2006—Common Stock, $2.50 par value—384,616,511 shares.

PART I—FINANCIAL INFORMATION

Company or group of companies for which report is filed:

HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1.                FINANCIAL STATEMENTS

Consolidated Statements of Income
(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2005	2006
	(unaudited)
Revenue
Owned hotels	$495	508
Leased hotels	28	266
Management and franchise fees	102	152
Timeshare and other income	154	211
	779	1,137
Other revenue from managed and franchised properties	297	382
	1,076	1,519
Expenses
Owned hotels	376	380
Leased hotels	26	230
Depreciation and amortization	80	86
Impairment loss and related costs	2	—
Other operating expenses	122	178
Corporate expense	24	44
	630	918
Other expenses from managed and franchised properties	293	376
	923	1,294
Operating income from unconsolidated affiliates	10	10
Operating Income	163	235
Interest and dividend income	4	11
Interest expense	(64)	(96)
Net interest from unconsolidated affiliates and non-controlled interests	(6)	(9)
Net gain on foreign currency transactions	—	17
Net gain on asset dispositions and other	11	4
Loss from non-operating affiliates	(5)	(4)
Income Before Taxes and Minority and Non-Controlled Interests	103	158
Provision for income taxes	(36)	(52)
Minority and non-controlled interests, net	(3)	(2)
Net Income	$64	104
Basic Earnings Per Share	$.17	.27
Diluted Earnings Per Share	$.16	.26

See notes to consolidated financial statements.

Hilton Hotels Corporation and Subsidiaries
Consolidated Balance Sheets
(in millions)

	December 31,	March 31,
	2005	2006
		(unaudited)
ASSETS
Current Assets
Cash and equivalents	$1,154	163
Restricted cash	182	223
Accounts receivable, net	312	674
Inventories	219	285
Deferred income taxes	85	95
Current portion of notes receivable, net	40	59
Other current assets	97	191
Total current assets	2,089	1,690
Investments, Property and Other Assets
Investments and notes receivable, net	707	759
Property and equipment, net	2,985	5,571
Management and franchise contracts, net	302	1,229
Leases, net	107	441
Brands	970	2,623
Goodwill	1,216	3,940
Other assets	367	607
Total investments, property and other assets	6,654	15,170
Total Assets	$8,743	16,860
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$772	1,652
Current maturities of long-term debt	47	75
Current maturities of non-recourse debt and capital leases of non-controlled entities	—	10
Income taxes payable	45	36
Total current liabilities	864	1,773
Long-term debt	3,572	8,183
Non-recourse debt and capital leases of non-controlled entities	100	499
Deferred income taxes and other liabilities	1,396	3,434
Stockholders’ equity	2,811	2,971
Total Liabilities and Stockholders’ Equity	$8,743	16,860

See notes to consolidated financial statements.

Hilton Hotels Corporation and Subsidiaries
Consolidated Statements of Cash Flow
(in millions)

	Three Months Ended
	March 31,
	2005	2006
	(unaudited)
Operating Activities
Net income	$64	104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80	86
Amortization of loan costs	2	3
Net gain on asset dispositions	(11)	(4)
Loss from non-operating affiliates	5	4
Impairment loss and related costs	2	—
Change in working capital components:
Inventories	(11)	(38)
Accounts receivable	(58)	(27)
Other current assets	16	(27)
Accounts payable and accrued expenses	15	(107)
Income taxes payable	—	(32)
Restricted cash	16	(11)
Change in deferred income taxes	15	21
Change in other liabilities	9	(24)
Unconsolidated affiliates’ distributions in excess of earnings	—	5
Change in timeshare notes receivable	(22)	(22)
Excess tax benefits from share-based payment arrangements	—	(5)
Other	(3)	24
Net cash provided by (used in) operating activities	119	(50)
Investing Activities
Capital expenditures	(27)	(108)
Additional investments	(15)	(115)
Proceeds from asset dispositions	9	108
Payments received on notes and other	30	108
Acquisitions, net of cash acquired	—	(5,640)
Net cash used in investing activities	(3)	(5,467)
Financing Activities
Change in revolving loans	—	1,954
Long-term borrowings	14	2,582
Reduction of long-term debt	(4)	(54)
Issuance of common stock	19	22
Repurchase of common stock	(158)	—
Cash dividends	(8)	(15)
Excess tax benefits from share-based payment arrangements	—	5
Net cash (used in) provided by financing activities	(137)	4,494
Exchange rate effect on cash and equivalents	—	32
Decrease in Cash and Equivalents	(21)	(991)
Cash and Equivalents at Beginning of Year	303	1,154
Cash and Equivalents at End of Period	$282	163

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1:   General

The consolidated financial statements presented herein have been prepared by Hilton Hotels Corporation in accordance with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2005 and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The consolidated financial statements for the three months ended March 31, 2005 and 2006 are unaudited; however, in the opinion of management, all adjustments (which include normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

Note 2:   Purchase of Hilton International

On December 29, 2005, we announced an agreement to acquire the lodging assets of Hilton Group plc (known collectively as “Hilton International” or “HI”) for approximately £3.3 billion. On February 23, 2006, we completed the acquisition of the lodging assets of Hilton International in an all-cash transaction (the “HI Acquisition”). The HI properties that we acquired consist of 392 hotels with 102,455 rooms, of which 39 hotels are owned, 201 are leased, four are partially owned through joint ventures, 118 are managed and 30 are franchised. The hotels we acquired in the HI Acquisition consist of 249 properties operated under the Hilton brand and 131 properties operated under the mid-market Scandic brand, one property under the Conrad brand and 11 non-branded properties. We also acquired 80 LivingWell Health Clubs, primarily in Europe, and six timeshare properties. As a result of the HI Acquisition, we now wholly own the Hilton HHonors Worldwide frequent guest program and the Hilton Reservations Worldwide reservation system, both of which were previously owned equally by us and HI. We also obtained worldwide ownership of the luxury Conrad hotel brand, which had been operated as a joint venture between us and HI since 2002. As a result of the HI Acquisition, we now own all the rights to the Hilton and Conrad brands, including the right to develop these, along with all of our other proprietary brands, on a worldwide basis. The first quarter 2006 results of operations include the income from the acquired properties from February 23, 2006.

In order to fund the HI Acquisition, we used approximately $867 million of cash and equivalents and borrowed approximately $4.81 billion under new senior credit facilities with a syndicate of financial institutions (see “Note 8: Debt” for further information). The aggregate cash consideration paid for the HI Acquisition is as follows:

(in millions)
Payment to Hilton Group plc from cash on hand	$867
Payment to Hilton Group plc from new senior credit facilities	4,809
Total consideration paid to Hilton Group plc	5,676
Direct acquisition costs	78
Total	$5,754

Allocation of Purchase Price

Statement of Financial Accounting Standard (“FAS”) No. 141 requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to, quoted market prices, expected future cash flows, current replacement costs, market rate assumptions and appropriate discount and growth rates.

Under the purchase method of accounting, the assets and liabilities of Hilton International were recorded at their respective fair values as of the date of the acquisition. We are in the process of finalizing internal studies and third-party valuations of assets, including investments, property and equipment, intangible assets and certain liabilities, including deferred tax liabilities. The fair values set forth below are based on preliminary valuations and are subject to adjustment as additional information is obtained. When finalized, adjustments to goodwill may result. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

Preliminary
Fair Value
(in millions)
Current assets, including $467 in cash and equivalents	$971
Property and equipment	2,754
Amortizable intangible assets	1,053
Brands	1,650
Goodwill	2,717
Other assets	271
Current liabilities	(1,310)
Long-term debt, including capital lease obligations	(607)
Deferred income taxes	(1,328)
Other liabilities	(417)
$5,754

Pro Forma Financial Information

The following pro forma consolidated results of operations assume that the HI Acquisition was completed as of January 1, 2005 and 2006 for the three months ended March 31, 2005 and 2006, respectively.

	Threee Months Ended
	March 31,
	2005	2006
	(unaudited)
	(in millions, except per share amounts)
Total revenue	$1,988	2,032
Net income	$30	84
Diluted earnings per share	$0.08	0.21

The pro forma amounts represent the historical operating results of Hilton Hotels Corporation and Hilton International with adjustments for purchase price allocation and for translation from International Financial Reporting Standards (“IFRS”) to United States Generally Accepted Accounting Principles (“US GAAP”).

Goodwill and Intangible Assets Acquired

Goodwill resulting from the HI Acquisition totaled approximately $2.72 billion. We do not expect any of the goodwill to be tax deductible. Goodwill has been assigned to our segments as follows: Hotel Ownership—$1.55 billion; and Managing and Franchising—$1.17 billion. We also have an intangible asset relating to the brand names acquired in the HI Acquisition totaling $1.65 billion. Goodwill and Brands are considered to have an indefinite life and are not amortized, but rather are reviewed annually for impairment or more frequently if indicators of impairment exist.

Intangible assets with definite lives subject to amortization acquired in the HI Acquisition are as follows:

	Preliminary	Weighted-Average
	Fair Value	Amortization Period
	(in millions)	(in years)
Leases	$337	29
Management contracts	633	20
Franchise contracts	83	12
	$1,053	22

Note 3:   Earnings Per Share (EPS)

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding totaled 387 million and 383 million for the three months ended March 31, 2005 and 2006, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of stock-based compensation and convertible securities increased the weighted-average number of common shares by 34 million and 35 million for the three months ended March 31, 2005 and 2006, respectively. In addition, the increase to net income resulting from interest on convertible securities assumed to have not been paid was $3 million for each of the three months ended March 31, 2005 and 2006.

Note 4:   Stock-Based Compensation

As of January 1, 2006, we maintained three stock plans with substantially identical terms that provide for the grant of options, in addition to the 2004 Omnibus Equity Compensation Plan (“2004 Plan”) which provides for the grant of options, stock units, performance units and other stock-based awards. At March 31, 2006, there were approximately 20 million shares available for issuance under the 2004 Plan and no authorized shares remaining available for grant under the other three stock plans.

Effective January 1, 2006, we adopted FAS 123R, “Share-Based Payment.” In accordance with the modified prospective transition method of FAS 123R, financial results for prior periods have not been restated. We recognize compensation expense on a straight-line basis over the requisite service period of the award, taking into consideration the applicable estimated forfeiture rates. Compensation expense associated with performance awards is subject to adjustments for changes in estimates relating to whether the performance objective will be achieved (see Restricted Stock Units, below). Total pre-tax compensation expense included in net income was $5 million and $10 million in the three months ended March 31, 2005 and 2006, respectively.

Prior to the adoption of FAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. FAS 123R requires that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Such amounts totaled $5 million in the three months ended March 31, 2006. As of March 31, 2006, there was $116 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 22 months.

Prior to January 1, 2006, we applied Accounting Principles Board (“APB”) Opinion 25 and related interpretations in accounting for our stock-based compensation plans. Compensation cost for stock units and performance units awarded in 2004 and 2005 is being expensed over the respective vesting periods and is included in net income. No compensation cost related to stock option awards was reflected in net income for the period prior to 2006, as all stock options had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant.

Had the expense for all forms of our stock-based compensation been determined using the fair value based method defined in FAS 123R, our net income and net income per share would have been reduced to the pro forma amounts indicated below.

	Three Months Ended
	March 31,
	2005	2006
	(in millions, except per share amounts)
Net income:
As reported	$64	104
Add back: Compensation expense included in reported net income, net of tax	3	6
Deduct: Fair-value compensation expense for all awards, net of tax	(6)	(6)
As adjusted	$61	104
Basic earnings per share:
As reported	$.17	.27
As adjusted	$.16	.27
Diluted earnings per share:
As reported	$.16	.26
As adjusted	$.15	.26

During the three months ended March 31, 2005 and 2006, the total intrinsic value of stock options exercised was $15 million and $19 million, respectively, and the total fair value of stock awards vested was $20 million and $16 million, respectively.

Stock Options

Options may be granted to salaried officers, directors and other key employees to purchase our common stock at not less than the fair market value at the date of grant. Generally, options vest over a four year period, contingent upon continued employment, and remain outstanding for ten years from the date of grant. Options are generally exercisable in installments commencing one year after the date of grant.

We granted 400,000 stock options in the three months ended March 31, 2005 and 2,530,165 stock options in the three months ended March 31, 2006 with weighted average exercise prices of $22.19 and $25.35 per share, respectively, and estimated weighted average grant date fair values of approximately $13.12 and $13.44 per share, respectively. Cash received from options exercised under all share-based payment arrangements in the three months ended March 31, 2006 was $22 million. The actual tax benefit realized for the tax deductions from options exercised totaled $8 million in the three months ended March 31, 2006.

The fair values of options granted in the three months ended March 31, 2006 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility rate of 55%; dividend yield of 0.7%; expected term of 6 years; and a weighted-average risk-free interest rate of 4.5%. Volatility is based on historic information with terms consistent with the expected life of our non-qualified stock options. The risk-free rate is based on the quoted treasury yield curve at the time of grant, with terms consistent with the expected life of our non-qualified stock options. The dividend yield is based on the current annual dividend payment of $0.16 per share.

A summary of stock option activity under our equity plans for the three months ended March 31, 2006 is as follows:

Options Activity	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(in millions)
Balance at December 31, 2005	16,896,920	$14.52
Granted	2,530,165	25.35
Exercised	(1,691,390)	13.12
Forfeited	(47,378)	11.87
Balance at March 31, 2006	17,688,317	$16.18	5.5	$168
Exercisable at March 31, 2006	11,327,568	$12.50	5.0	$147

Restricted Stock Units

During the three months ended March 31, 2005 and 2006, we awarded restricted stock under our 2004 Omnibus Equity Compensation Plan in the form of time-based units (“TBU”) and performance-based units (“PBU”). TBU awards generally vest annually in a straight-line method over four years. PBU awards have a performance and vesting period established by the Company’s Compensation Committee, which was three years for the PBUs granted in the three months ended March 31, 2005 and 2006. PBUs are payable from 0% to 150% of the target amount depending upon on the level of achievement of performance goals established by the Compensation Committee. Compensation expense for the TBU awards is measured at the fair value of the underlying stock at the date of grant. Compensation expense associated with the PBU awards is subject to adjustments for changes in estimates relating to the achievement of the established performance goals.

In the three months ended March 31, 2005, we granted 1,272,313 TBUs and 810,749 PBUs (the “Original 2005 PBUs”), both with a grant date fair value of approximately $22.19 per share. On March 31, 2006, the Compensation Committee determined that, in light of the HI Acquisition on February 23, 2006, the performance goals established for the Original 2005 PBUs were no longer appropriate because they do not take into account he impact of the HI Acquisition on the performance of the new combined company. Accordingly, to encourage retention and to better align compensation incentives with the performance of the new combined company, the Compensation Committee issued new grants under the 2004 Plan consisting of PBUs, TBUs and stock options to all of the recipients of the Original 2005 PBU grants, as described in the table below (the “Special Grants”).

With respect to the Special Grants, the PBUs have a performance and vesting period ending on December 31, 2007, and the TBUs and stock options vest in full on January 5, 2008. On March 31, 2006, the Compensation Committee cancelled the Original 2005 PBUs, except for grants made to certain executive officers. With respect to those executive officers, following the December 31, 2007 simultaneous close of the performance periods for both the Original 2005 PBUs and the PBU portion of the Special Grants, the Compensation Committee will assess the Company’s overall performance in relation to the performance objectives established for the Original 2005 PBUs and the PBU portion of the Special Grants and the individual performance of each holder of those units and determine what payment is warranted based on such performance. The Compensation Committee believes that the amount payable with respect to the Original 2005 PBUs based on actual performance will be minimal or zero at the end of the full performance period. However, in the unlikely event that any amount becomes payable with respect to the Original 2005 PBUs, the Compensation Committee may nevertheless exercise its discretionary authority under the Original 2005 PBUs and the PBU portion of the Special Grants to reduce the amount payable thereunder so that the total compensation paid to each holder reflects the Compensation Committee’s intent with regard to appropriate pay-for-performance under both grants and remains fair and reasonable in light of both Company and individual performance over the period.

In the first quarter of 2006, we granted 2,845,001 TBUs and 910,272 PBUs with weighted average grant date fair values of approximately $23.69 and $24.30 per share, respectively. The TBUs vest in full on January 5, 2009 and the PBUs have a performance and vesting period ending on December 31, 2008. On March 31, 2006, the Compensation Committee adjusted the 2006 PBU grants for all recipients as follows: (i) the target number of PBUs granted to each recipient was reduced by 50%; and (ii) each recipient received a nonqualified stock option grant under the 2004 Plan at a fair market value exercise price of $25.53, which vests in three equal annual installments on January 5 of each of 2007, 2008 and 2009.

The changes to the original 2005 and 2006 PBU awards are as follows:

Original 2005 PBU Grants			Special Grants
		Weighted-			Weighted-
		Average Grant			Average Grant
		Date Fair			Date Fair
Type	Units	Value	Type	Units	Value
PBU	810,749	$22.19	TBU	253,295	$25.53
			PBU	253,295	25.53
			Options	759,884	13.56

Original 2006 PBU Grants			Adjusted 2006 Grants
		Weighted-			Weighted
		Average Grant			Average-Grant
		Date Fair			Date Fair
Type	Units	Value	Type	Units	Value
PBU	910,272	$24.30	PBU	456,761	$25.53
			Options	1,370,281	13.56

Total incremental cost resulting from the grants made on March 31, 2006 is expected to be approximately $13 million, which is to be expensed over the next 33 months. Incremental cost was insignificant to the 2006 first quarter results as the grants were made on the last day of the quarter.

A summary of the activity of TBUs and PBUs granted under our 2004 Plan for the three months ended March 31, 2006 is as follows:

		Weighted-
		Average Grant
	Units	Date Fair Value
TBUs
Balance at December 31, 2005	2,330,078	$19.84
Granted	3,098,296	23.84
Vested	(639,402)	19.62
Forfeited	(108,439)	18.86
Balance at March 31, 2006	4,680,533	$22.48
PBUs
Balance at December 31, 2005	1,519,907	$19.84
Granted	1,620,328	24.84
Forfeited	(56,285)	19.53
Cancelled	(1,199,439)	23.30
Balance at March 31, 2006	1,884,511	$21.94

Supplemental Retention and Retirement Plan

We also provide supplemental retirement benefits to eligible senior officers in the form of stock units that settle for shares of our common stock on a one-for-one basis. The compensation expense associated with the benefits is expensed over the four-year vesting period. At March 31, 2006, an insignificant amount of stock units remain unvested. The pre-tax compensation expense under these plans was not significant in the three months ended March 31, 2005 and 2006.

Note 5:   Comprehensive Income

Comprehensive income for the three months ended March 31, 2005 and 2006 is as follows:

	Three Months Ended
	March 31,
	2005	2006
	(in millions)
Net income	$64	104
Change in unrealized gains and losses, net of tax	(2)	2
Cash flow hedge adjustment, net of tax	1	1
Cumulative translation adjustment, net of tax	—	36
Comprehensive income	$63	143

Note 6:   Synthetic Fuel Investment

In August 2004, we acquired a 24 percent minority interest in a coal-based synthetic fuel facility for approximately $32 million. Our investment is accounted for using the equity method as we lack a controlling financial interest. The facility produced operating losses, our proportionate share of which totaled approximately $4 million and $5 million for the three months ended March 31, 2006 and 2005, respectively. These losses are reflected as loss from non-operating affiliates in the accompanying consolidated statements of income.

The synthetic fuel produced at this facility qualifies for tax credits (based on Section 45K of the Internal Revenue Code) which reduce our provision for income taxes. The tax credits, combined with the tax benefit associated with the operating losses, totaled approximately $4 million and $6 million for the three months ended March 31, 2006 and 2005, respectively. As a result there was no net benefit to our net income from the investment for the three months ended March 31, 2006 and a $1 million net benefit for the three months ended March 31, 2005.

Note 7:   Derivative Instruments and Hedging Activities

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

We have three tranches of long-term debt denominated in foreign currencies which qualify as hedges of the foreign currency exposure of our net investment in foreign operations acquired as part of the HI Acquisition. The gains or losses on the long-term debt are included in other comprehensive income as part of the cumulative translation adjustment to the extent that the instruments are effective as a hedge.

We assess on a quarterly basis the effectiveness of our hedges in offsetting the variability in the cash flow or fair values of the hedged obligations. There were no amounts recognized or reclassified into earnings for the three months ended March 31, 2005 or 2006 due to hedge ineffectiveness or due to excluding from the assessment of effectiveness any component of the derivatives.

In January 2006, we entered into a derivative contract covering 1.85 million barrels of oil relating to our investment in a synthetic fuel facility. This contract is effective for the calendar year ending December 31, 2006. The contract involves two call options that provide for net cash settlement at expiration based on the full year 2006 average trading price of oil in relation to the strike price of the options. If the average price of oil in 2006 is less than $68.50 per barrel, the derivative will yield no payment. If the average price of oil exceeds $68.50 per barrel, the derivative will yield a payment equal to the excess of the average price over $68.50 per barrel, up to a maximum price per barrel of $72.50. The purpose of the transaction is to provide economic protection against an increase in oil prices that could limit or eliminate the amount of tax credits available under Section 45K of the Internal Revenue Code to the point of a negative return on our investment. The strike prices of the two options are intended to approximate the price ranges under which the expected tax credits could be reduced to an amount which no longer covers our after-tax production costs in the investment for the 2006 calendar year. This agreement does not qualify for hedge accounting and, as a result, changes in the fair value of the derivative agreement are reflected in earnings. Results for the three months ended March 31, 2006 include an immaterial pre-tax loss resulting from a decrease in the market value of this derivative contract, which is included in net gain on asset dispositions and other in the accompanying consolidated statements of income.

Note 8:   Debt

Long-term debt at December 31, 2005 and March 31, 2006 is as follows:

	December 31,	March 31,
	2005	2006
	(in millions)
Industrial development revenue bonds at adjustable rates, due 2015	$82	82
Senior notes, with an average rate of 8.0%, due 2007 to 2031(1)	2,040	2,038
Mortgage notes, 5.8% to 8.6%, due 2006 to 2013	310	242
7.95% Collateralized borrowings, due 2010	463	461
Chilean inflation-indexed note, effective rate of 7.65%, due 2009(1)	148	144
3.375% Contingently convertible senior notes due 2023	575	575
Capital leases, 6.34% to 8.75%, due 2006 to 2097	1	132
Term loan A, at adjustable rates, due 2011	—	2,090
Term loan B , at adjustable rates, due 2013	—	450
Revolving loans, at adjustable rates, due 2011	—	1,983
Other	—	61
	3,619	8,258
Less current maturities of long-term debt	(47)	(75)
Net long-term debt	$3,572	8,183

(1)          Interest rates include the impact of interest rate swaps.

Our total debt includes debt and capital lease obligations related to variable interest entities consolidated under FIN 46R that are non-recourse to us. Non-recourse debt and capital leases of non-controlled entities at December 31, 2005 and March 31, 2006 are as follows:

	December 31,	March 31,
	2005	2006
	(in millions)
Mortgage note, 5.48%, due 2007	$100	100
Capital leases, 6.34%, due 2006 to 2025	—	378
Other	—	31
	100	509
Less current maturities of non-recourse debt and capital leases of non- controlled entities	—	(10)
Net non-recourse debt and capital leases of non-controlled entities	$100	499

Debt maturities are as follows:

March 31,	(in millions)
2007	$85
2008	501
2009	501
2010	416
2011	3,569
Thereafter	3,695
Total	$8,767

In February 2006, in connection with the HI Acquisition (see “Note 2: Purchase of Hilton International”), we entered into new senior credit facilities in an aggregate principal U.S. dollar equivalent amount of approximately $5.75 billion with a syndicate of financial institutions. These facilities replaced our $1 billion revolving credit facility and are secured by a pledge of the capital stock of certain of our wholly-owned subsidiaries. The credit facilities consist of the following:

•       U.S. Dollar Denominated Revolver—5 year, $3.25 billion available in U.S. dollars, British Pounds Sterling, Euros and Swedish Kronor or other currencies acceptable to the administrative agent. Interest is at a variable rate depending upon our leverage ratio and senior debt ratings, with initial borrowings at LIBOR plus 150 basis points (which includes a 25 basis point annual facility fee). The capacity under our revolver was also used to support certain outstanding letters of credit. Total revolving debt capacity of approximately $1.070 billion was available to us at March 31, 2006.

•       Foreign Currency Denominated Term Loan A—5 year, approximate equivalent of $2 billion to be denominated in £675 million, €675 million and Australian $140 million. Interest is at a variable rate depending upon our leverage ratio and senior debt ratings, with initial borrowings at LIBOR plus 150 basis points.

•       U.S. Dollar Denominated Term Loan B—7 year, $500 million term loan available only in U.S. dollars. Interest is at a rate of LIBOR plus 137.5 basis points.

We also have the option to increase the credit facilities by $500 million.

Subsequent to our announcement in December 2005 of our agreement to acquire the lodging assets of Hilton Group plc, Standard & Poor’s Ratings Group lowered our senior debt rating from BBB- to BB. In addition, Moody’s Investor Services lowered our senior debt rating from Baa3 to Ba2. These downgrades are reflected in the interest rates and facility fee of our new $5.75 billion senior credit facilities. Under the terms of the senior credit facilities, proceeds, if any, from the sale of certain owned properties acquired as part of the HI Acquisition are required to be used for the repayment of our senior credit facilities. In addition, we expect that excess cash flow, if any, will be used to repay outstanding debt balances to improve our credit position.

Note 9:   Leases

We lease hotel properties and land under operating leases. Prior to the HI Acquisition we leased six hotels. We acquired 201 leased hotels in the HI Acquisition, of which seven are capital leases and 194 are operating leases. Our hotel leases require the payment of rent equal to the greater of a minimum rent or percentage rent based on a percentage of revenue or income, and expire through 2097, with varying renewal options. Our land leases represent ground leases for certain owned hotels and, in addition to minimum rental payments, may require the payment of additional rents based on varying percentages of revenue or income.

Minimum lease commitments under non-cancelable operating and capital leases are as follows:

	Operating	Capital	Non-Recourse
March 31,	Leases	Leases	Capital Leases
	(in millions)
2007	$313	13	30
2008	307	13	30
2009	301	14	31
2010	284	48	31
2011	277	6	31
Thereafter	3,424	167	473
	$4,906	261	626
Less imputed interest at 6.34%		(129)	(248)
Present value of net minimum lease payments		132	378

Note 10:   New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123R, “Share-Based Payment,” which eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method. Pro forma disclosure is no longer an alternative. FAS 123R also requires that the tax benefit associated with these share-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. In April 2005, the Securities and Exchange Commission (SEC) adopted a rule that delayed adoption of FAS 123R, which we had previously been required to adopt no later than July 1, 2005. The SEC’s rule allows companies to implement FAS 123R at the beginning of their next fiscal year, and as such, we adopted FAS 123R effective January 1, 2006.

As permitted by FAS 123R, we previously accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognized no compensation expense for employee stock options. Had we adopted FAS 123R in prior periods, the impact of the standard would have approximated the impact of FAS 123R as described in the disclosure of pro forma net income and earnings per share in Note 4.

The adoption of FAS No. 123R, using the modified prospective method, will result in incremental pre-tax expense in the year ending December 31, 2006 of approximately $21 million based on the quantity of unvested stock options at December 31 2005, new stock option grants estimated in the year ending December 31, 2006, applicable forfeiture rates, and the respective grant date fair values.

In December 2004, the FASB issued FAS 152, “Accounting for Real Estate Time-Sharing Transactions.” FAS 152 amends existing accounting guidance to reference the financial accounting and reporting guidance for real estate time-sharing transactions provided in AICPA Statement of Position 04-02, “Accounting for Real Estate Time-Sharing Transactions.” FAS 152 is effective for our financial statements issued after January 1, 2006. The new accounting guidance requires, among other things, that costs incurred to sell timeshare units generally be charged to expense as incurred, including indirect sales and marketing expenses. The new standard also requires a change in the classification of certain items currently reported as expenses, requiring these items to be reflected as reductions of revenue. The new classifications have not affected timeshare operating income, and operating margin has improved.

FAS 152 also impacts the timing of expense recognition when pre-sales of projects under construction occur and we use the percentage of completion method of accounting. We were previously allowed to defer sales and marketing expenses in the same proportion as the deferred revenue during construction. FAS 152 allows only the deferral of “direct” sales and marketing expenses. This results in earlier recognition of sales and marketing expenses during the construction period, but does not impact the total sales and marketing expenses recognized. This change has not materially affected reported results in 2006.

Note 11:   Variable Interest Entities

As part of the HI Acquisition on February 23, 2006, we acquired a minority ownership interest in three joint ventures that lease hotels which are managed by us. We have variable interests, as defined in FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”), which expose us to the majority of expected cash flow variability of the joint ventures. As a result, we are considered to be the primary beneficiary under FIN 46R, and are required to consolidate the balance sheet and results of operations of the joint ventures. In addition, two of the hotel leases qualify as capital leases under FAS 13. As of March 31, 2006, our consolidated balance sheet include the assets and liabilities of these non-controlled joint ventures, including $15 million of cash and equivalents and $409 million of debt and capital lease obligations, which is non-recourse to us. The net equity of the hotels is a retained deficit of approximately $82 million at March 31, 2006, and is reflected on our consolidated balance sheet in other assets. The revenues and operating expenses of these properties are included in leased hotel revenue and expenses in the consolidated statement of income. The net effect of the other earnings of these properties, which belongs to the hotel owners, is eliminated from our consolidated results through minority and non-controlled interest expense in the consolidated statements of income.

Note 12:   Segment Information

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

	Three Months Ended March 31,
	2005	2006
	(in millions)
Revenue
Hotel Ownership	$531	802
Managing and Franchising	399	534
Timeshare	146	183
	$1,076	1,519
Operating income:
Hotel Ownership	$76	127
Managing and Franchising	95	141
Timeshare	40	47
Corporate and other unallocated expenses	(48)	(80)
Total operating income	163	235
Interest and dividend income	4	11
Interest expense	(64)	(96)
Net interest from unconsolidated affiliates and non-controlled interests	(6)	(9)
Net gain on foreign currency transactions	—	17
Net gain on asset dispositions and other	11	4
Loss from non-operating affiliates	(5)	(4)
Income before taxes and minority and non-controlled interests	103	158
Provision for income taxes	(36)	(52)
Minority and non-controlled interests, net	(3)	(2)
Net Income	$64	104

Segment assets are as follows:

	December 31,	March 31,
	2005	2006
	(in millions)
Assets
Hotel Ownership	$4,283	9,955
Managing and Franchising	2,083	5,337
Timeshare	659	794
Corporate and other	1,718	774
Total assets	$8,743	16,860

Note 13:   Acquisitions and Dispositions

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

To the extent we realize a gain from the sale of real estate and maintain significant continuing involvement in the form of a long-term management contract, the gain is deferred and recognized in earnings over the term of the contract. Results in the three months ended March 31, 2005 and 2006 include the recognition of pre-tax deferred gains totaling $4 million and $9 million, respectively.

First Quarter 2006 Transactions

In the first quarter of 2006, we acquired the long-term management contracts for the Hilton Dallas Anatole, in Texas; the Grand Wailea Resort Hotel & Spa on the island of Maui in Hawaii; the Arizona Biltmore Resort & Spa in Phoenix, Arizona; and the La Quinta Resort & Club in La Quinta, California.

On February 23, 2006, we completed the acquisition of the lodging assets of Hilton Group plc operated by its subsidiary, Hilton International Co., for approximately £3.3 billion in an all-cash transaction. See “Note 2: Purchase of Hilton International” for further information.

In March 2006, we completed the sale of two wholly-owned hotels. The Pointe Hilton Tapatio Cliffs in Arizona was sold for cash of approximately $85 million, resulting in a pre-tax loss of approximately $33 million. The sale of the Pointe Hilton Tapatio Cliffs resulted in a reduction in our consolidated goodwill balance of approximately $10 million. The Hilton Minneapolis in Minnesota was sold for approximately $92 million in cash, resulting in a pre-tax loss of approximately $5 million. We have retained long-term management agreements on both of the aforementioned properties. In addition to the sales of these wholly-owned hotels, we sold our minority interest in the Hilton Times Square in New York, a joint venture property, for proceeds of approximately $27 million, resulting in a pre-tax gain of approximately $11 million.

The $4 million net gain on asset dispositions and other in our consolidated statement of income for the three months ended March 31, 2006 also includes a $25 million gain on settlement recoveries related to mold found in certain areas of the Hilton Hawaiian Village in 2002 and $6 million of other gains.

We have engaged Eastdil Secured, LLC to act as our broker for the sale of certain of our owned hotels. Fees earned by Eastdil related to owned hotels sold in the first quarter of 2006 were approximately $1 million. No fees were earned by Eastdil in the first quarter 2005. Benjamin V. Lambert, a director of the Company, is Chairman of Eastdil.

First Quarter 2005 Transactions

In the 2005 first quarter, we sold the Hilton Tarrytown in New York for cash of approximately $9 million. The sale resulted in a pre-tax gain of approximately $5 million. After the sale, the hotel was converted to a Doubletree under a long-term franchise agreement.

The $11 million gain on asset dispositions and other in our consolidated statement of income for the 2005 first quarter also includes a $5 million unrealized gain on an oil futures derivative based on the market value of the contract at March 31, 2005 and a net gain of $1 million related to excess proceeds received on the disposition of certain management and franchise agreements to which value had been assigned.

Note 14:   Impairment Loss and Related Costs

Results in the three months ended March 31, 2005 include an impairment loss totaling $2 million. This pre-tax charge represents the write down of a non-hotel cost basis investment to its estimated fair value.

Note 15:   Stock Repurchases

There were no stock repurchases in the three months ended March 31, 2006. In the three months ended March 31, 2005, we repurchased approximately 7.2 million shares of our common stock at a total cost of approximately $158 million. The timing of stock purchases is at the discretion of management. As of March 31, 2006, approximately 44.7 million shares remained authorized for repurchase.

Note 16:   Guarantees

We have established franchise financing programs with third party lenders to support the growth of our brands. As of March 31, 2006, we have provided guarantees of $35 million on loans outstanding under the programs. In addition, we have guaranteed $36 million of debt and other obligations of unconsolidated affiliates and third parties. As part of the HI Acquisition, we acquired guarantees totaling $24 million, bringing our total guarantees to approximately $95 million. Our outstanding guarantees have remaining terms of one to 14 years and approximately $15 million have indefinite terms. We also have commitments under letters of credit totaling $109 million as of March 31, 2006. We believe it is unlikely that material payments will be required under our outstanding guarantees or letters of credit.

We have also provided performance guarantees to certain owners of hotels which we operate under management contracts. Most of these guarantees allow us to terminate the contract rather than fund shortfalls if specified performance levels are not achieved. In limited cases, we are obligated to fund performance shortfalls. Funding under these performance guarantees is expected to total approximately $4 million in 2006. Funding under these guarantees in future periods is dependent on the operating performance levels of these hotels over the remaining term of the performance guarantee. Although we anticipate that the future operating performance levels of these hotels will be largely achieved, there can be no assurance that this will be the case. In addition, we do not anticipate losing a significant number of management contracts in 2006 pursuant to these guarantees.

Our consolidated financial statements at March 31, 2006 include liabilities of approximately $4 million for potential obligations under our outstanding guarantees.

Note 17:   Employee Benefit Plans

We have a noncontributory retirement plan (Basic Plan) which covers many of our non-union employees. Benefits are based upon years of service and compensation, as defined. Since December 31, 1996, employees have not accrued additional benefits under the Basic Plan. We do not expect to make any material contributions to the Basic Plan in 2006.

As a part of the HI Acquisition, we acquired a number of post-retirement plans. In the three months ended March 31, 2006, we paid approximately $3 million in employer contributions to these plans. In addition, subsequent to the completion of the HI Acquisition, we contributed approximately $97 million to one of these plans in order to reduce the unfunded deficit. We expect our recurring total annual contributions to the plans to be approximately $25 million in 2006.

Our net periodic benefit cost for the three months ended March 31, 2005 and 2006 consisted of the following:

	Three Months Ended March 31,
	2005	2006
	(in millions)
Expected return on plan assets	$5	8
Service cost	—	(3)
Interest cost	(4)	(6)
Amortization of prior service cost	(1)	(1)
Net periodic benefit cost	$—	(2)

Note 18:   Reclassifications

The consolidated financial statements reflect certain reclassifications to prior period balances to conform with classifications adopted in 2006. These reclassifications have no effect on net income.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are engaged in the ownership, management and development of hotels, resorts and timeshare properties and the franchising of lodging properties. At March 31, 2006, our system contained 2,822 properties with approximately 487,000 rooms in 80 countries. Our brands include Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Homewood Suites by Hilton, Hampton, Scandic, Conrad and the Waldorf=Astoria Collection. In addition, we develop and operate timeshare resorts through Hilton Grand Vacations Company and its related entities and operate health clubs under the LivingWell brand. We are also engaged in various other activities related or incidental to the operation of hotels.

The number of properties and rooms at March 31, 2006 by brand and by type are as follows:

Brand	Properties	Rooms	Type	Properties	Rooms
Hilton	488	169,528	Owned(1)	67	34,411
Hilton Garden Inn	266	36,451	Leased	206	47,129
Doubletree	165	43,289	Joint Venture	57	18,575
Embassy Suites	181	44,182		330	100,115
Homewood Suites by Hilton	169	18,641
Hampton	1,349	134,981	Managed	334	93,214
Scandic	130	22,996	Franchised	2,118	289,166
Conrad	16	5,300		2,452	382,380
Other	18	7,127
Timeshare	40	4,272	Timeshare	40	4,272
Total	2,822	486,767	Total	2,822	486,767

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

Our results are significantly affected by occupancy and room rates achieved by hotels, our ability to manage costs, foreign currency exchange rate movements related to our international operations and the relative mix of owned, leased, managed and franchised hotels, as well as the quantity and pricing of timeshare interval sales and the change in the number of available hotel rooms and timeshare intervals through acquisition, development and disposition. Results are also impacted by economic conditions and capacity. Unfavorable changes in these factors could negatively impact hotel room demand and pricing which, in turn, could limit our ability to pass through operating cost increases in the form of higher room rates. Additionally, our ability to manage costs could be adversely impacted by significant increases in operating expenses, resulting in lower operating margins. See “Other Matters—Forward-Looking Statements” below and Item 1A “Risk Factors’’ under our Annual Report on Form 10-K for the year ended December 31, 2005 for a description of these and other conditions that could adversely affect our results of operations.

We anticipate that a favorable economic environment will continue to benefit the lodging industry and our company during the remainder of 2006. A continuation of strong hotel demand among business, group and leisure travelers, combined with limited full-service hotel supply growth, should enable us to charge higher room rates. We also anticipate continued growth in our management and franchise fee business as the number of hotels in our system continues to increase, as well as strong results from our timeshare business. Increases in energy and marketing costs combined with rooms displacement due to renovation projects are expected to continue to put pressure on margins. Increases in construction costs could result in downward pressure on the margins achieved by our timeshare business. Our results could also be impacted by potential labor disputes involving the hotel industry and certain of our properties. We will continue to focus on managing our costs, achieving revenue per available room (RevPAR) premiums in the markets where we operate, increasing occupancy, adding new units to our family of brands, leveraging technology and delivering outstanding customer service. We believe that our focus on these core strategies, combined with our financial strength, diverse market presence, strong brands and strategically located properties will enable us to remain competitive.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2005, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include accounting for notes receivable, long-lived assets, intangible assets, self-insurance reserves and commitments. We have not changed these policies from those previously disclosed in our annual report.

In connection with the HI Acquisition in February 2006, we allocated the purchase price to the assts acquired, including goodwill and other intangible assets, and liabilities assumed based on their preliminary respective fair values at the acquisition date in accordance with FAS 141 “Business Combinations.” In valuing acquired assets and assumed liabilities, fair values are based on, but not limited to, quoted market prices, expected future cash flows, current replacement cost, market rate assumptions and appropriate discount and growth rates.

We are in the process of finalizing internal studies and third-party valuation of assets, including investments, property and equipment, intangible assets and certain liabilities, including deferred tax liabilities. The fair values recorded at March 31, 2006 are based on preliminary valuations and are subject to adjustment as additional information is obtained. Such additional information includes, but may not be limited to, valuations of property and equipment and plans relative to the disposition of certain assets acquired. When finalized, adjustments to goodwill may result.

Development and Capital Spending

Overview

In February 2006, we completed the acquisition of the lodging assets of Hilton Group plc for cash consideration totaling approximately $5.8 billion. The HI Acquisition was financed with existing cash on hand and with borrowings under our new senior credit facilities (see “Note 2: Purchase of Hilton International” and “Note 8: Debt” to the consolidated financial statements under Item 1). As a result of the HI Acquisition, we added 398 properties and 102,779 rooms to our system.

We also intend to grow our hotel system through franchising and the addition of management contracts. We will also continue to invest in capital improvements and select projects at our owned hotels and the development of timeshare properties. In addition, we may seek to acquire ownership interests in hotel properties on a strategic and selective basis, either directly or through investments in joint ventures.

In addition to the properties added to our system in the HI Acquisition, we added a total of 49 properties, primarily franchises, with approximately 10,500 rooms to our system during the three months ended March 31, 2006. A total of 13 properties, primarily franchises, and approximately 1,200 rooms were removed from our system during the same period. We believe the continued strong performance of our brands has enabled us to significantly enhance our development pipeline versus our industry competitors. We had approximately 700 hotels, primarily franchises, with 100,000 rooms in our development pipeline at March 31, 2006. The consummation of transactions in our development pipeline is subject to various conditions and uncertainties.

Our ability to grow the number of hotels in our system is affected by the factors referenced under “Forward-Looking Statements” and Item 1A “Risk Factors’’ under our Annual Report on Form 10-K for the year ended December 31, 2005, such as international, national and regional economic conditions; the effects of actual and threatened terrorist attacks and international conflicts; acts of God, such as natural disasters; credit availability; relationships with franchisees and property owners; and competition from other hotel brands.

In total, we anticipate spending approximately $760 million on capital expenditures in 2006, which includes $265 million for routine improvements, $195 million on timeshare projects and $300 million in hotel renovation and special projects. Routine improvements include expenditures for equipment, hotel fixtures and wall and floor coverings. Expenditures required to complete our capital spending programs will be financed through available cash flow and general corporate borrowings. Anticipated capital expenditures are subject to change due to, among other things, changes in business operations and economic conditions.

We will continue to review our owned hotel portfolio for potential repositioning or re-branding opportunities (see “Liquidity and Capital Resources—Acquisitions and Dispositions”) and we may seek to sell certain assets, including assets acquired in the HI Acquisition. It is our intention to be opportunistic when evaluating potential asset sales and we will look to sell particular hotel properties to the extent we can obtain premium prices. We are currently marketing for sale certain of our owned hotels. As discussed in Note 13 to the consolidated financial statements under Item 1, until the necessary approvals have been received and substantive conditions to the buyer’s obligation to perform have been satisfied, we do not consider a sale to be probable. When we sell a hotel property, it is generally our preference to retain a management or franchise agreement; however, we may sell hotels without retaining our brand.

Hotel Ownership

Capital expenditures during the three months ended March 31, 2006 totaled $108 million, consisting primarily of routine improvements and special projects at our owned and leased hotels. We continue to place a priority on making appropriate capital expenditures to maintain and upgrade our owned assets.

Managing and Franchising

Total property additions in the three months ended March 31, 2006 included 42 franchise properties and seven managed properties owned by third parties. These additions included eight properties which, due in part to the market share leadership of our brands, were converted to our family of brands in the quarter. The eight conversions included three Hiltons, four Doubletrees and one Hampton.

In early 2006, we introduced a new brand, the Waldorf=Astoria Collection. This new, elite brand designation debuts with New York’s legendary Waldorf=Astoria, along with three world-class luxury resorts newly managed by Hilton: the Grand Wailea Resort Hotel & Spa on the island of Maui in Hawaii; the Arizona Biltmore Resort & Spa in Phoenix; and La Quinta Resort & Club in La Quinta, California. We anticipate that the Waldorf=Astoria Collection will grow primarily through branding of existing landmark or boutique hotels, co-branding of existing Hilton and Conrad hotels and opening newly built properties in select cities.

Timeshare

We are currently developing new timeshare projects in Las Vegas, Nevada, Orlando, Florida, Honolulu and Waikoloa, Hawaii. The Waikoloa (Kohala Suites) project opened its remaining 98 units in 2006; this project contains 120 units in total. At our International Drive property in Orlando (Tuscany Village), the first five phases totaling 306 units are open and construction has begun on the next 70 units, which are scheduled to open in early 2007. Also in Orlando, we are adding 48 units to our existing property adjacent to Sea World. The second phase of our property on the Las Vegas Strip, which consists of 423 units, is on schedule for completion in summer 2006. Upon the opening of phase two, approximately 44% of the planned four-tower, 1,582-unit project will have been completed.

In 2006, we began construction of a new timeshare project in Honolulu, Hawaii at the Hilton Hawaiian Village. Upon completion scheduled for late 2008, the Waikikian Tower will contain 331 units. We also began development of a new project in Waikoloa, Hawaii. Phase I of our new Waikoloa development will contain 198 units.

Capital expenditures associated with our timeshare operations during the three months ended March 31, 2006 totaled $46 million. Timeshare capital expenditures are expected to total approximately $195 million this year, as we continue to invest in the development of new product in Las Vegas, Orlando and Hawaii. The capital expenditures associated with our non-lease timeshare products are reflected as inventory until the timeshare intervals are sold. We also provide financing to the buyers of our timeshare intervals. During the three months ended March 31, 2006, we issued approximately $75 million of loans related to timeshare financings. Principal collections on timeshare notes during the first three months were approximately $53 million.

Liquidity and Capital Resources

Overview

Net cash provided by operating activities was $119 million for the three months ended March 31, 2005. Net cash used in operating activities was $50 million for the three months ended March 31, 2006. The decrease is primarily the result of a payment to fund a pension liability assumed in the HI Acquisition which was made subsequent to the closing of the transaction. In addition, the decrease reflects a decrease in income taxes payable and an increase in restricted cash balances in the 2006 period. The decrease is partially offset by improved operating results in the 2006 period.

Net cash used in investing activities was $3 million and $5.467 billion for the three months ended March 31, 2005 and 2006, respectively. The increase primarily represents the acquisition of Hilton International in the three months ended March 31, 2006 (see “Note 2: Purchase of Hilton International” to the consolidated financial statements under Item 1) and the acquisition of management contracts, as well as increased capital expenditures. These increases in cash used in investing activities were partially offset by an increase in proceeds from property dispositions. Net cash used in financing activities was $137 million for the three months ended March 31, 2005 and net cash provided by financing activities was $4.494 billion for the three months ended March 31, 2006. The net change between periods is primarily due to the new senior credit facilities used to partially fund the HI Acquisition, partially offset by share repurchases in the prior year.

Cash and equivalents decreased $991 million from December 31, 2005 to $163 million at March 31, 2006 due primarily to cash being used to partially fund the HI Acquisition. Restricted cash totaled $182 million at December 31, 2005 and $223 million at March 31, 2006, respectively. Restricted cash includes cash related to certain consolidated hotels, the use of which is restricted for hotel purposes under the terms of collateralized borrowings, refundable deposits on the sale of timeshare intervals, and cash balances held by consolidated non-controlled entities.

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

Financing

In connection with the HI Acquisition in February 2006 (see “Note 2: Purchase of Hilton International” to the consolidated financial statements under Item 1), we entered into new senior credit facilities in an aggregate principal U.S. dollar equivalent amount of approximately $5.75 billion with a syndicate of financial institutions. These facilities replaced our $1 billion revolving credit facility and are secured by a pledge of the capital stock of certain of our wholly-owned subsidiaries. The credit facilities consist of the following:

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

At March 31, 2006, we have an aggregate principal U.S. dollar equivalent amount of approximately $4.5 billion outstanding under these facilities, which were used to partially fund the HI Acquisition.

Subsequent to our announcement in December 2005 of our agreement to acquire the lodging assets of Hilton Group plc, Standard & Poor’s Ratings Group lowered our senior debt rating from BBB- to BB. In addition, Moody’s Investor Services lowered our senior debt rating from Baa3 to Ba2. These downgrades are reflected in the interest rates and facility fee of our new $5.75 billion credit facilities. Under the terms of the credit facilities, to the extent we sell certain owned properties acquired as part of the HI Acquisition, the proceeds are required to be used for the repayment of our senior credit facilities. In addition, we expect that excess cash flow, if any, will be used to repay outstanding debt balances to improve our credit position.

Provisions under various loan agreements require us to comply with certain covenants which include limiting the amount of our outstanding indebtedness. We were in compliance with our financial covenants as of March 31, 2006.

In October 1997, we filed a shelf registration statement with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. At March 31, 2006, available financing under the shelf totaled $825 million. The terms of any additional securities offered under the shelf will be determined by market conditions at the time of issuance.

As of March 31, 2006, approximately 61% of our long-term debt, including the impact of interest rate swaps and excluding non-recourse debt and capital leases of non-controlled entities, was floating rate debt.

The following table summarizes our significant contractual obligations as of March 31, 2006, including long-term debt and operating lease commitments:

		Payments Due by Period
		Less than 1	1 - 3	4 - 5	After 5
Contractual Obligations	Total	year	years	years	years
	(in millions)
Long-term debt	$8,767	85	1,002	3,985	3,695
Operating leases	4,906	313	608	561	3,424
Less: long-term debt and capital leases of non-controlled entities	(509)	(10)	(114)	(18)	(367)
Total contractual obligations	$13,164	388	1,496	4,528	6,752

Both long-term debt and operating lease commitments increased from December 31, 2005 as a result of the HI Acquisition (see “Note 2: Purchase of Hilton International” and “Note 8: Debt” to the consolidated financial statements under Item 1 for further information). Our total debt includes debt and capital lease obligations related to variable interest entities consolidated under FIN 46R that are non-recourse to us. These balances, totaling $509 million, have been deducted in arriving at the total contractual obligations as of March 31, 2006. These amounts are reflected on our consolidated balance sheets as non-recourse debt and capital leases of non-controlled entities.

Development Financing and Other Commercial Commitments

We have issued guarantees in connection with development financing programs in order to support the growth of our brands. The following table summarizes our development financing and other commercial commitments as of March 31, 2006:

		Amount of Commitment
	Total	Expiration per Period
	Amounts	Less than 1	1 - 3	4 - 5	After 5
Commercial Commitments	Committed	year	years	years	years
		(in millions)
Letters of credit	$109	109	—	—	—
Guarantees	95	60	12	2	21
Total commercial commitments	$204	169	12	2	21

See “Note 16: Guarantees” to the consolidated financial statements under Item 1 for further discussion of our development financing and other commercial commitments.

Acquisitions and Dispositions

In February 2006, we completed the acquisition of the lodging assets of Hilton Group plc (see “Note 2: Purchase of Hilton International” to the consolidated financial statements under Item 1 for further information). Also in the three months ended March 31, 2006, we acquired four long-term management contracts and sold two wholly-owned hotels and one joint venture interest (see “Note 13:  Acquisitions and Dispositions” to the consolidated financial statements under Item 1 for further information).

Stockholders’ Equity

Dividends paid on common shares were $.02 and $.04 per share for the three-month periods ended March 31, 2005 and 2006, respectively. In the three months ended March 31, 2005, we repurchased approximately 7.2 million shares of our common stock at a total cost of approximately $158 million. No shares were repurchased in the three months ended March 31, 2006. As of March 31, 2006, approximately 44.7 million shares remained authorized for repurchase.

Results of Operations

Comparison of fiscal quarters ended March 31, 2005 and 2006

A summary of our consolidated results for the three months ended March 31, 2005 and 2006 is as follows:

	2005	2006	% Change
	(dollars in millions, except per share amounts)
Revenue	$1,076	1,519	41%
Operating income	163	235	44
Net income	64	104	63
Basic EPS	.17	.27	59
Diluted EPS	.16	.26	63

Revenue and operating income in the 2006 first quarter benefited from the HI Acquisition, which was completed on February 23, 2006. Results also benefited from strong rate increases and high demand in most of our major markets, which resulted in significant revenue per available room (RevPAR) gains at many of our comparable owned hotels. Management and franchise fee benefited from RevPAR growth, the addition of new units, and a one-time $15 million management contract termination fee. Results in the 2006 first quarter also benefited from strong quarterly results for our timeshare business. Net income in 2006 benefited from foreign currency gains, a benefit to the tax provision related to the closure of IRS audits, net gains on property transactions and other, partially offset by expenses related to the HI Acquisition.

Revenue from owned hotels totaled $508 million in the 2006 first quarter, a three percent increase from $495 million in the 2005 first quarter, and total expenses in the first quarter of 2006 were up one percent to $380 million. Strong results at our comparable owned hotels and the impact of the HI Acquisition were partially offset by the impact of asset sales. Total revenue from comparable owned hotels (excluding the impact of asset sales, revenue at our two owned properties in New Orleans which were impacted by Hurricane Katrina, and the results of the acquired HI owned hotels since February 23, 2006) was up seven percent to $379 million from $353 million in the 2005 quarter, while comparable owned hotel expenses increased seven percent to $288 million in the 2006 first quarter from $270 million in 2005.

Comparable owned hotels reporting particularly strong results in the quarter included those in Chicago, Honolulu, Atlanta and Phoenix, all of which reported double-digit RevPAR increases. The San Francisco/San Jose market showed significant improvement, with double-digit RevPAR gains at our owned hotels in those cities. RevPAR growth at the company’s owned hotels in New York City (the Waldorf=Astoria and the Hilton New York) and at the Hilton Hawaiian Village was significantly impacted by renovation disruptions, though all three properties showed double-digit average daily rate (ADR) gains. Additionally, the Hilton Washington saw a RevPAR decline due to difficult comparisons and an overall soft group market. RevPAR for comparable owned properties increased 9 percent in the 2006 first quarter, with occupancy rising 1.5 points to 73.9 percent and ADR up 6.8 percent to $184.31. Approximately 77 percent of the RevPAR increase at the comparable owned hotels was attributable to the rate gains.

Margins at our comparable owned hotels (revenue less expenses as a percentage of revenue for comparable owned hotels) improved 50 basis points in the quarter to 24.0 percent. The aforementioned renovation disruptions and higher energy and marketing costs impacted margins by approximately 140 basis points. Cost per occupied room increased 5.2 percent in the 2006 first quarter.

Leased hotel revenue totaled $266 million in the 2006 first quarter compared to $28 million in the 2005 first quarter, while leased hotel expenses were $230 million in the current quarter versus $26 million last year. In the 2006 period, leased hotel revenue and expenses include approximately five weeks of operations from the 201 leased hotels acquired in the HI Acquisition. Prior to the HI Acquisition, we operated six leased hotels. Results from the leased hotels acquired in the HI Acquisition reflect business strength in the U.K., continental Europe and in the Nordic region. Due to the relatively large size of the lease payments required in a hotel operating lease, leased properties operate at margins significantly lower than our owned hotels. Leased hotel revenue and expenses are included with our owned hotels in our Hotel Ownership segment results.

Management and franchise fee revenue totaled $152 million in the 2006 first quarter, a 49 percent increase from the 2005 period. Fee revenue is based primarily on rooms revenue at franchised properties and total operating revenue (and to a lesser extent gross operating profits or cash flow) at managed properties. The strong demand among business, groups and leisure travelers that benefited our owned hotels also resulted in RevPAR gains for each of our brands on a system-wide basis (including managed and franchised properties). The increase in management and franchise fees in the quarter also reflects the addition of new units to our system of hotels as the result of the HI Acquisition and strong development activity and a $15 million management contract termination fee related to the Hilton Times Square. This property was sold in the quarter and converted to a long-term franchise.

Revenue from timeshare operations (included in timeshare and other income) totaled $183 million in the 2006 first quarter, compared to $146 million in the 2005 first quarter, an increase of 25 percent. Timeshare expenses for the 2006 first quarter (included in other operating expenses) were $134 million, compared to $105 million in the 2005 first quarter. Overall timeshare unit sales in the quarter were flat with the 2005 first quarter, while the average unit sales price increased eight percent. Timeshare revenue and profitability in the quarter also benefited from higher resort fees and higher financing income.

Depreciation and amortization expense increased $6 million in the first quarter of 2006 to $86 million. This net increase reflects additional depreciation and amortization associated with the tangible and intangible assets acquired in the HI Acquisition, partially offset by a reduction in depreciation expense associated with asset sales.

Corporate Activity

Corporate expense totaled $44 million in the first quarter of 2006, an increase of $20 million from the 2005 quarter. The increase is primarily the result of $12 million of non-recurring charges related to the HI Acquisition. Corporate expense in 2006 also reflects incremental corporate costs related to the HI Acquisition and higher compensation costs, including stock compensation. Corporate expense is not allocated among our reportable business segments.

Interest and dividend income increased $7 million compared to the 2005 first quarter. This increase reflects higher cash balances in the beginning of 2006 prior to the HI Acquisition, due primarily to proceeds from asset sales. Interest expense, net of amounts capitalized, increased $32 million compared to the 2005 first quarter, due primarily to borrowings under our new senior credit facilities to partially fund the HI Acquisition.

The net gain on foreign currency transactions of $17 million is primarily the result of movement in the value of the British Pound prior to our completion of the HI Acquisition, which was funded in British Pounds. The gain also includes the impact of foreign currency movement on intercompany loans that are deemed to be short-term in nature.

The $4 million net gain on asset dispositions and other in the 2006 first quarter includes losses on asset sales of $27 million (see “Note 13: Acquisitions and Dispositions” to the consolidated financial statements under Item 1), a $25 million gain from settlement recoveries related to mold found in certain areas of the Hilton Hawaiian Village in 2002 and $6 million of other gains. The $11 million gain on asset dispositions and other in the 2005 first quarter is primarily due to the sale of the Hilton Tarrytown in New York, dispositions of certain management and franchise agreements, and an unrealized gain on our oil futures derivative.

The loss from non-operating affiliates totaling $4 million in the 2006 first quarter represents equity losses associated with our 24 percent minority interest in a coal-based synthetic fuel facility. The synthetic fuel produced at this facility qualifies for tax credits (based on Section 45K of the Internal Revenue Code) which reduce our provision for income taxes.

The effective income tax rate for the first quarter of 2006 decreased to 32.9% from 35.0% in the first quarter of 2005. The effective rate in the first quarter of 2006 reflects the utilization of Section 45K synthetic fuel production credits of approximately $2 million and a $9 million benefit due to the closure of IRS audits for the years 2002 and 2003 and the required tax treatment of certain foreign currency gains. Excluding the impact of these items, the effective tax rate was approximately 40% for the first quarter of 2006. The effective rate in the first quarter of 2005 reflects the utilization of Section 29 synthetic fuel production credits of approximately $4 million. Excluding the impact of this tax credit utilization, the effective tax rate was 39% in the 2005 first quarter. Our effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

Hotel Statistics

Pro forma RevPAR for North American owned hotels and system-wide for the three months ended March 31, 2005 and 2006 is as follows:

	North America
	(U.S. & Canada owned)(1)
	Three Months Ended March 31,
	2005	2006	% Change
Hilton	$122.36	134.52	9.9%
All other	89.67	96.01	7.1
Total	118.71	130.22	9.7

(1)          Statistics are presented pro forma as if the acquisition of Hilton International had occurred January 1, 2005. Includes comparable North America (US & Canada) hotels in the system as of March 31, 2006 which were in the system of HHC or HI since January 1, 2005. Excludes the Company’s owned hotels in New Orleans due to Hurricane Katrina.

	System-wide(2)
	Three Months Ended March 31,
	2005	2006	% Change
Hilton	$92.38	100.53	8.8%
Hilton Garden Inn	67.21	75.69	12.6
Doubletree	73.15	81.71	11.7
Embassy Suites	89.52	99.91	11.6
Homewood Suites by Hilton	72.84	79.82	9.6
Hampton	56.85	63.41	11.5
Scandic	62.60	63.09	0.8
Conrad	96.90	106.99	10.4
Other	72.87	88.42	21.3
Total	75.65	83.25	10.0

(2)          Statistics are presented pro forma as if the acquisition of Hilton International had occurred January 1, 2005. Includes comparable hotels in the system as of March 31, 2006 which were in the system of HHC or HI since January 1, 2005. Excludes the Company’s owned hotels in New Orleans due to Hurricane Katrina. Excludes data for HI franchise hotels.

Other Matters

New Accounting Standards

See “Note 10: New Accounting Standards” to the consolidated financial statements under Item 1 for a discussion of new accounting standards.

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, those set forth in this Item 2 under the captions “The Company,” “Development and Capital Spending,” “Liquidity and Capital Resources,” “Results of Operations” and “Other Matters,” and statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “projects,” “will,” “should,” “continues” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to risks and uncertainties, including those identified above under “The Company” as well as those in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 under Item 1.A “Risk Factors”, “Operations—Development” and “—Territorial Restrictions,” “Additional Information—Marketing,” “—HHonors,” “—Competition,” “—Environmental Matters” and “—Regulation and Licensing,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Any of these risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although we believe the expectations reflected in these forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained and caution you not to place undue reliance on such statements. We undertake no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances. For a description of material risk factors relating to our business and operations, see Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Subsequent to the HI Acquisition, our exposure to market risk from changes in interest rates and foreign currency exchange rates has increased. In limited instances, we seek to reduce volatility in earnings and equity prices by entering into financial arrangements intended to provide a hedge against a portion of the associated risk. (see “Note 7: Derivative Instruments and Hedging Activities” to the consolidated financial statements under Item 1 for more information). We continue to have exposure to such risks to the extent they are not hedged.

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Except as noted above, there have been no significant changes in our financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

On February 23, 2006, we completed the HI Acquisition. We are in the process of integrating the HI operations and will be conducting control reviews pursuant to the Sarbanes-Oxley Act of 2002. Excluding the HI Acquisition, there have been no significant changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Note 2: Purchase of Hilton International” to the consolidated financial statements under Item 1 for discussion of the acquisition.

PART II—OTHER INFORMATION

ITEM 6.                EXHIBITS

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

HILTON HOTELS CORPORATION
(Registrant)
Date: May 10, 2006	/s/ ROBERT M. LA FORGIA
Robert M. La Forgia
Executive Vice President and Chief Financial Officer
(Chief Accounting Officer)