Form 10-Q/A
period 2006-03-31
HILTON HOTELS CORP
filed 2006-05-12
CIK 47580

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Form 10-Q/A amends Item 1 of our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “Original Form 10-Q”) for the sole purpose of correcting the number disclosed in the line item “Acquisitions, net of cash acquired” under the sub-heading “Investing Activities” in our Consolidated Statements of Cash Flow for the three months ended March 31, 2006. During the EDGAR formatting process, the number ($5,640) was inadvertently transposed in the Original Form 10-Q, and the correct number is ($5,460). The total amount of “Net cash used in investing activities” for the three months ended March 31, 2006 of ($5,467) contained in the Original Form 10-Q filing is correct. This amendment includes Item 1. All other information previously filed in the Original Form 10-Q remains unchanged.

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

Hilton Hotels Corporation and Subsidiaries
Consolidated Statements of Cash Flow
(in millions)

	Three Months Ended
	March 31,
	2005	2006
	(unaudited)
Operating Activities
Net income	$64	104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80	86
Amortization of loan costs	2	3
Net gain on asset dispositions	(11)	(4)
Loss from non-operating affiliates	5	4
Impairment loss and related costs	2	—
Change in working capital components:
Inventories	(11)	(38)
Accounts receivable	(58)	(27)
Other current assets	16	(27)
Accounts payable and accrued expenses	15	(107)
Income taxes payable	—	(32)
Restricted cash	16	(11)
Change in deferred income taxes	15	21
Change in other liabilities	9	(24)
Unconsolidated affiliates’ distributions in excess of earnings	—	5
Change in timeshare notes receivable	(22)	(22)
Excess tax benefits from share-based payment arrangements	—	(5)
Other	(3)	24
Net cash provided by (used in) operating activities	119	(50)
Investing Activities
Capital expenditures	(27)	(108)
Additional investments	(15)	(115)
Proceeds from asset dispositions	9	108
Payments received on notes and other	30	108
Acquisitions, net of cash acquired	—	(5,460)
Net cash used in investing activities	(3)	(5,467)
Financing Activities
Change in revolving loans	—	1,954
Long-term borrowings	14	2,582
Reduction of long-term debt	(4)	(54)
Issuance of common stock	19	22
Repurchase of common stock	(158)	—
Cash dividends	(8)	(15)
Excess tax benefits from share-based payment arrangements	—	5
Net cash (used in) provided by financing activities	(137)	4,494
Exchange rate effect on cash and equivalents	—	32
Decrease in Cash and Equivalents	(21)	(991)
Cash and Equivalents at Beginning of Year	303	1,154
Cash and Equivalents at End of Period	$282	163

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

	Three Months Ended
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

In the three months ended March 31, 2005, we granted 1,272,313 TBUs and 810,749 PBUs (the “Original 2005 PBUs”), both with a grant date fair value of approximately $22.19 per share. On March 31, 2006, the Compensation Committee determined that, in light of the HI Acquisition on February 23, 2006, the performance goals established for the Original 2005 PBUs were no longer appropriate because they do not take into account the impact of the HI Acquisition on the performance of the new combined company. Accordingly, to encourage retention and to better align compensation incentives with the performance of the new combined company, the Compensation Committee issued new grants under the 2004 Plan consisting of PBUs, TBUs and stock options to all of the recipients of the Original 2005 PBU grants, as described in the table below (the “Special Grants”).

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

HILTON HOTELS CORPORATION
(Registrant)
Date: May 12, 2006	/s/ ROBERT M. LA FORGIA
Robert M. La Forgia
Executive Vice President and Chief Financial Officer
(Chief Accounting Officer)