Form 10-Q
period 2006-06-30
HILTON HOTELS CORP
filed 2006-08-09
CIK 47580

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2006—Common Stock, $2.50 par value—385,786,794 shares.

PART I—FINANCIAL INFORMATION

Company or group of companies for which report is filed:

HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1.                FINANCIAL STATEMENTS

Consolidated Statements of Income
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(unaudited)		(unaudited)
Revenue
Owned hotels	$575	681	1,070	1,189
Leased hotels	31	671	59	937
Management and franchise fees	117	175	219	327
Timeshare and other income	148	217	302	428
	871	1,744	1,650	2,881
Other revenue from managed and franchised properties	305	460	602	842
	1,176	2,204	2,252	3,723
Expenses
Owned hotels	391	477	767	857
Leased hotels	27	572	53	802
Depreciation and amortization	78	117	158	203
Impairment loss and related costs	5	—	7	—
Other operating expenses	116	190	238	368
Corporate expense	26	43	50	87
	643	1,399	1,273	2,317
Other expenses from managed and franchised properties	303	457	596	833
	946	1,856	1,869	3,150
Operating income from unconsolidated affiliates	16	18	26	28
Operating Income	246	366	409	601
Interest and dividend income	4	4	8	15
Interest expense	(66)	(139)	(130)	(235)
Net interest from unconsolidated affiliates and non-controlled interests	(7)	(13)	(13)	(22)
Net gain on foreign currency transactions	—	3	—	20
Net gain on asset dispositions and other	61	19	72	23
Loss from non-operating affiliates	(4)	(4)	(9)	(8)
Income Before Taxes and Minority and Non-Controlled Interests	234	236	337	394
Provision for income taxes	(25)	(92)	(61)	(144)
Minority and non-controlled interests, net	(7)	—	(10)	(2)
Net Income	$202	144	266	248
Basic Earnings Per Share	$.53	.37	.69	.65
Diluted Earnings Per Share	$.49	.35	.65	.61

See notes to consolidated financial statements.

Hilton Hotels Corporation and Subsidiaries
Consolidated Balance Sheets
(in millions)

	December 31,	June 30,
	2005	2006
		(unaudited)
ASSETS
Current Assets
Cash and equivalents	$1,154	103
Restricted cash	182	245
Accounts receivable, net	312	736
Inventories	219	402
Deferred income taxes	85	97
Current portion of notes receivable, net	40	58
Other current assets	97	199
Total current assets	2,089	1,840
Investments, Property and Other Assets
Investments and notes receivable, net	707	790
Property and equipment, net	2,985	5,746
Management and franchise contracts, net	302	1,241
Leases, net	107	450
Brands	970	2,691
Goodwill	1,216	3,932
Other assets	367	625
Total investments, property and other assets	6,654	15,475
Total Assets	$8,743	17,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$772	1,700
Current maturities of long-term debt	47	433
Current maturities of non-recourse debt and capital lease obligations of non-controlled entities	—	11
Income taxes payable	45	60
Total current liabilities	864	2,204
Long-term debt	3,572	7,929
Non-recourse debt and capital lease obligations of non-controlled entities	100	509
Deferred income taxes and other liabilities	1,396	3,377
Stockholders’ equity	2,811	3,296
Total Liabilities and Stockholders’ Equity	$8,743	17,315

See notes to consolidated financial statements.

Hilton Hotels Corporation and Subsidiaries
Consolidated Statements of Cash Flow
(in millions)

	Six Months Ended
	June 30,
	2005	2006
	(unaudited)
Operating Activities
Net income	$266	248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158	203
Amortization of loan costs	4	8
Net gain on asset dispositions	(72)	(23)
Loss from non-operating affiliates	9	8
Impairment loss and related costs	7	—
Change in working capital components:
Inventories	(22)	(154)
Accounts receivable	(88)	(80)
Other current assets	3	(28)
Accounts payable and accrued expenses	74	(166)
Income taxes payable	12	(9)
Restricted cash	6	(33)
Change in deferred income taxes	61	49
Change in other liabilities	(27)	64
Unconsolidated affiliates’ distributions (less than) in excess of earnings	(4)	1
Change in timeshare notes receivable	(49)	(51)
Excess tax benefits from share-based payment arrangements	—	(8)
Other	—	13
Net cash provided by operating activities	338	42
Investing Activities
Capital expenditures	(255)	(230)
Additional investments	(21)	(128)
Proceeds from asset dispositions	364	138
Asset disposition proceeds held in escrow as restricted cash	(267)	—
Payments received on notes and other	35	113
Acquisitions, net of cash acquired	—	(5,460)
Net cash used in investing activities	(144)	(5,567)
Financing Activities
Change in revolving loans, net of issuance costs	—	1,935
Long-term borrowings, net of issuance costs	14	2,582
Reduction of long-term debt	(7)	(75)
Issuance of common stock	49	42
Repurchase of common stock	(271)	—
Cash dividends	(15)	(31)
Excess tax benefits from share-based payment arrangements	—	8
Net cash (used in) provided by financing activities	(230)	4,461
Exchange rate effect on Cash and Equivalents	—	13
Decrease in Cash and Equivalents	(36)	(1,051)
Cash and Equivalents at Beginning of Year	303	1,154
Cash and Equivalents at End of Period	$267	103

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

The consolidated financial statements for the three and six months ended June 30, 2005 and 2006 are unaudited; however, in the opinion of management, all adjustments (which include normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

Note 2:   Purchase of Hilton International

On December 29, 2005, we announced an agreement to acquire the lodging assets of Hilton Group plc (known collectively as “Hilton International” or “HI”) for approximately £3.3 billion. On February 23, 2006, we completed the acquisition of the lodging assets of Hilton International in an all-cash transaction (the “HI Acquisition”). The HI properties that we acquired consisted of 392 hotels with 102,455 rooms, including 39 owned, 201 leased, four partially owned through joint ventures, 118 managed and 30 franchised properties. The hotels we acquired in the HI acquisition consisted of 249 properties operated under the Hilton brand and 131 properties operated under the mid-market Scandic brand, one property under the Conrad brand and 11 non-branded properties. We also acquired 80 LivingWell Health Clubs, primarily in Europe, and six timeshare properties. As a result of the HI Acquisition, we now wholly own the Hilton HHonors Worldwide frequent guest program and the Hilton Reservations Worldwide reservation system, both of which were previously owned equally by us and HI. We also obtained worldwide ownership of the luxury Conrad hotel brand, which had been operated as a joint venture between us and HI since 2002. As a result of the HI Acquisition, we now own all the rights to the Hilton and Conrad brands, including the right to develop these, along with all of our other proprietary brands, on a worldwide basis. Results of operations in the first six months of 2006 include the income of the acquired properties from February 23, 2006.

In order to fund the HI Acquisition, we used approximately $867 million of cash and equivalents  and borrowed approximately $4.81 billion under new senior credit facilities with a syndicate of financial institutions (see “Note 8: Debt” for further information). The aggregate cash consideration for the HI Acquisition is as follows:

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

Under the purchase method of accounting, the assets and liabilities of Hilton International were recorded at their respective fair values as of the date of the acquisition. We are in the process of finalizing internal studies and third-party valuations of assets, including investments, property and equipment, intangible assets and certain liabilities, including deferred tax liabilities. The fair values set forth below are based on preliminary valuations and are subject to adjustment as additional information is obtained. When finalized, adjustments to goodwill may result. In the 2006 second quarter, we reduced the goodwill balance by approximately $125 million reflecting an adjustment to the preliminary other liabilities allocation. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

Preliminary
Fair Value
(in millions)
Current assets, including $467 in cash and equivalents	$971
Property and equipment	2,754
Amortizable intangible assets	1,053
Brands	1,650
Goodwill	2,592
Other assets	271
Current liabilities	(1,310)
Long-term debt, including capital lease obligations	(607)
Deferred income taxes	(1,328)
Other liabilities	(292)
$5,754

Pro Forma Financial Information

The following pro forma consolidated results of operations assume that the HI Acquisition was completed as of January 1, 2005 and 2006 for the three and six months ended June 30, 2005 and 2006, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(unaudited)		(unaudited)
	(in millions, except per share amounts)
Total revenue	$2,196	2,204	4,184	4,236
Net income	$212	144	242	228
Diluted earnings per share	$0.51	0.35	0.59	0.56

The pro forma amounts represent the historical operating results of Hilton Hotels Corporation and Hilton International with adjustments for purchase price allocation and for translation from International Financial Reporting Standards (“IFRS”) to United States Generally Accepted Accounting Principles (“US GAAP”).

Goodwill and Intangible Assets Acquired

Goodwill resulting from the HI Acquisition totaled approximately $2.59 billion. We do not expect any of the goodwill to be tax deductible. Goodwill has been assigned to our segments as follows:  Hotel ownership—$1.47 billion; and Managing and Franchising—$1.12 billion. We also have an intangible asset relating to the brand names acquired in the HI Acquisition totaling $1.65 billion as of the acquisition date. Goodwill and brands are considered to have an indefinite life and are not amortized, but rather are reviewed annually for impairment or more frequently if indicators of impairment exist.

Intangible assets with definite lives subject to amortization acquired in the HI Acquisition are as follows:

	Preliminary	Weighted-Average
	Fair Value	Amortization Period
	(in millions)	(in years)
Leases	$337	29
Management contracts	633	20
Franchise contracts	83	12
	$1,053	22

Note 3:   Earnings Per Share (EPS)

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding totaled 381 million and 384 million for the three and six months ended June 30, 2005 and 385 million and 384 million for the three and six months ended June 30, 2006, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of stock-based compensation and convertible securities increased the weighted-average number of common shares by 35 million and 34 million for the three and six months ended June 30, 2005, respectively, and 34 million for both the three and six months ended June 30, 2006. In addition, the increase to net income resulting from interest on convertible securities assumed to have not been paid was $3 million for the three month periods ended June 30, 2005 and 2006, and $6 million for the six month periods ended June 30, 2005 and 2006. The sum of basic EPS for the first two quarters of 2005 and 2006 differs from the year to date EPS due to the required method of computing EPS in the respective periods.

Note 4:   Stock-Based Compensation

As of January 1, 2006, we maintained three stock plans with substantially identical terms that provide for the grant of options, in addition to the 2004 Omnibus Equity Compensation Plan (“2004 Plan”) which provides for the grant of options, stock units, performance units and other stock-based awards. At June 30, 2006, there were approximately 20 million shares available for issuance under the 2004 Plan and no authorized shares remaining available for grant under the other three stock plans.

Effective January 1, 2006, we adopted FAS 123R, “Share-Based Payment.”  In accordance with the modified prospective transition method of FAS 123R, financial results for prior periods have not been restated. We recognize compensation expense on a straight-line basis over the requisite service period of the award, taking into consideration the applicable estimated forfeiture rates. Compensation expense associated with performance awards is subject to adjustments for changes in estimates relating to whether the performance objective will be achieved (see Restricted Stock Units, below). Total pre-tax compensation expense included in net income was $6 million and $11 million for the three and six months ended June 30, 2005, and $9 million and $19 million for the three and six months ended June 30, 2006, respectively. The adoption of FAS 123R resulted in incremental pre-tax expense of $5 million ($3 million, net of tax) and $8 million ($5 million, net of tax) in the three and six month periods ending June 30, 2006, respectively. The impact to both basic and diluted EPS was $.01 for both the three and six month periods ended June 30, 2006.

Prior to the adoption of FAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. FAS 123R requires that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Such amounts totaled $8 million for the six months ended June 30, 2006. As of June 30, 2006, there was $93 million of unrecognized compensation cost, which is expected to be recognized over a weighted average period of 21 months.

Prior to January 1, 2006, we applied Accounting Principles Board (“APB”) Opinion 25 and related interpretations in accounting for our stock-based compensation plans. Compensation cost for stock units and performance units awarded in 2004 and 2005 is being expensed over the respective vesting periods and is included in net income. No compensation cost related to stock option awards was reflected in net income for the periods prior to 2006, as all stock options had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant.

Had the expense for all forms of our stock-based compensation been determined using the fair value based method defined in FAS 123R, our net income and net income per share would have been reduced to the pro forma amounts indicated below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(in millions, except per share amounts)
Net income:
As reported	$202	144	266	248
Add back: Compensation expense included in reported net income, net of tax	4	6	7	12
Deduct: Fair-value compensation expense for all awards, net of tax	(6)	(6)	(12)	(12)
As adjusted	$200	144	261	248
Basic earnings per share:
As reported	$.53	.37	.69	.65
As adjusted	$.52	.37	.68	.65
Diluted earnings per share:
As reported	$.49	.35	.65	.61
As adjusted	$.49	.35	.64	.61

The total intrinsic value of stock options exercised was $36 million and $42 million during the six months ended June 30, 2005 and 2006, respectively. The total fair value of restricted stock units vested was $8 million and $15 million during the six months ended June 30, 2005 and 2006, respectively.

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

We granted 400,000 stock options in the three months ended March 31, 2005 and 2,530,165 stock options in the three months ended March 31, 2006 with weighted average exercise prices of $22.19 and $25.35 per share, respectively, and estimated weighted average grant date fair values of approximately $13.12 and $13.44 per share, respectively. No options were granted in the three months ended June 30,

2005 or 2006. Cash received from options exercised under all share-based payment arrangements in the three and six months ended June 30, 2006 was $20 million and $42 million, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled $9 million and $17 million for the three and six months ended June 30, 2006, respectively.

The fair values of the options granted in 2006 were estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used an expected volatility rate of 55%, dividend yield of 0.7%, expected term of 6 years, and a weighted average risk-free interest rate of 4.5%.  Volatility is based on historic information with terms consistent with the expected life of our non-qualified stock options. The risk-free rate is based on the quoted treasury yield curve at the time of grant, with terms consistent with the expected life of our non-qualified stock options. The dividend yield is based on the current annual dividend payment of $0.16 per share.

A summary of stock option activity under our equity plans for the six months ended June 30, 2006 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
Option Activity	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(years)	(in millions)
Balance at December 31, 2005	16,896,920	$14.52
Granted	2,530,165	25.35
Exercised	(3,242,280)	13.04
Forfeited	(95,552)	17.98
Balance at June 30, 2006	16,089,253	16.51	5.4	$187
Exercisable at June 30, 2006	9,783,028	12.42	4.7	$153

Restricted Stock Units

During the three months ended March 31, 2005 and 2006, we awarded restricted stock under our 2004 Omnibus Equity Compensation Plan in the form of time-based units (“TBU”) and performance-based units (“PBU”). No awards were made in the three months ended June 30, 2005 or 2006. TBU awards generally vest annually in a straight-line method over four years. PBU awards have a performance and vesting period established by the Company’s Compensation Committee, which was three years for the PBUs granted in 2005 and 2006. PBUs are payable from 0% to 150% of the target amount depending upon on the level of achievement of performance goals established by the Compensation Committee. Compensation expense for the TBU awards is measured at the fair value of the underlying stock at the date of grant. Compensation expense associated with the PBU awards is subject to adjustments for changes in estimates relating to the achievement of the established performance goals.

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

Total incremental cost resulting from the grants made on March 31, 2006 is expected to be approximately $13 million, expensed over 33 months from the date of grant. As a result of the modification, we recognized additional compensation expense of approximately $2 million for the three and six months ended June 30, 2006.

A summary of the activity of TBUs and PBUs granted under our 2004 Plan for the six months ended June 30, 2006 is as follows:

		Weighted-
		Average Grant
	Units	Date Fair Value
TBUs
Balance at December 31, 2005	2,330,078	$19.84
Granted	3,098,296	23.84
Vested	(639,402)	19.62
Forfeited	(245,776)	20.97
Balance at June 30, 2006	4,543,196	22.54
PBUs
Balance at December 31, 2005	1,519,907	$19.84
Granted	1,620,328	24.84
Forfeited	(51,681)	20.37
Cancelled	(1,459,871)	23.50
Balance at June 30, 2006	1,628,683	21.59

Supplemental Retention and Retirement Plan

We also provide supplemental retirement benefits to eligible senior officers in the form of stock units that settle in shares of our common stock on a one-for-one basis. The compensation expense associated with the benefits is expensed over the four-year vesting period. At June 30, 2006, an insignificant amount of stock units remain unvested. The pre-tax compensation expense under these plans was not significant in the three and six months ended June 30, 2005 and 2006.

Note 5:   Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(in millions)		(in millions)
Net income	$202	144	266	248
Change in unrealized gains and losses, net of tax	2	1	—	3
Cash flow hedge adjustment, net of tax	—	(1)	1	—
Cumulative translation adjustment, net of tax	(1)	161	(1)	197
Comprehensive income	$203	305	266	448

Note 6:   Synthetic Fuel Investment

In August 2004, we acquired a 24 percent minority interest in a coal-based synthetic fuel facility for approximately $32 million. Our investment is accounted for using the equity method as we lack a controlling financial interest. The facility produced operating losses, our proportionate share of which totaled $4 million and $9 million for the three and six months ended June 30, 2005, respectively, and $4 million and $8 million for the three and six months ended June 30, 2006, respectively. These losses are reflected as loss from non-operating affiliates in the accompanying consolidated statements of income.

The synthetic fuel produced at this facility qualifies for tax credits (based on Section 45K of the Internal Revenue Code) which reduce our provision for income taxes. The tax credits, combined with the tax benefit associated with the operating losses, totaled approximately $6 million and $12 million for the three and six months ended June 30, 2005, respectively, and $4 million and $8 million for the three and six months ended June 30, 2006, respectively. As a result, the net benefit to our net income from the investment was approximately $2 million and $3 million for the three and six months ended June 30, 2005, respectively, and no benefit for the three and six months ended June 30, 2006.

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

We assess on a quarterly basis the effectiveness of our hedges in offsetting the variability in the cash flow or fair values of the hedged obligations. There were no amounts recognized or reclassified into earnings for the six months ended June 30, 2005 or 2006 due to hedge ineffectiveness or due to excluding from the assessment of effectiveness any component of the derivatives.

In January 2006, we entered into a derivative contract covering 1.85 million barrels of oil relating to our investment in a synthetic fuel facility. This contract is effective for the calendar year ending December 31, 2006. The contract involves two call options that provide for net cash settlement at expiration based on the full year 2006 average trading price of oil in relation to the strike price of the options. If the average price of oil in 2006 is less than $68.50 per barrel, the derivative will yield no payment. If the average price of oil exceeds $68.50 per barrel, the derivative will yield a payment equal to the excess of the average price over $68.50 per barrel, up to a maximum price per barrel of $72.50. The purpose of the transaction is to provide economic protection against an increase in oil prices that could limit or eliminate the amount of tax credits available under Section 45K of the Internal Revenue Code to the point of a negative return on our investment. The strike prices of the two options are intended to approximate the price ranges under which the expected tax credits could be reduced to an amount which no longer covers our after-tax production costs from the investment for the 2006 calendar year. This agreement does not qualify for hedge accounting and, as a result, changes in the fair value of the derivative agreement are reflected in earnings. Results include a pre-tax gain of $1 million for the three and six months ended June 30, 2006, resulting from changes in the market value of this derivative contract. This amount is included in net gain on asset dispositions and other in the accompanying consolidated statements of income.

Note 8:   Debt

Long-term debt at December 31, 2005 and June 30, 2006 is as follows:

	December 31,	June 30,
	2005	2006
	(in millions)
Industrial development revenue bonds at adjustable rates, due 2015	$82	82
Senior notes, with an average rate of 8.1%, due 2007 to 2031(1)	2,040	2,040
Mortgage notes, 5.8% to 8.6%, due 2008 to 2013	310	241
7.95% Collateralized borrowings, due 2010	463	459
Chilean inflation-indexed note, effective rate of 7.65%, due 2009(1)	148	140
3.375% Contingently convertible senior notes due 2023	575	575
Capital leases, 6.34% to 8.75%, due 2006 to 2097	1	139
Term loan A, at adjustable rates, due 2011	—	2,214
Term loan B, at adjustable rates, due 2013	—	449
Revolving loans, at adjustable rates, due 2011	—	1,970
Other	—	53
	3,619	8,362
Less current maturities of long-term debt	(47)	(433)
Net long-term debt	$3,572	7,929

(1)          Interest rates include the impact of interest rate swaps.

In addition to our long-term debt, our consolidated balance sheet includes debt and capital lease obligations related to variable interest entities consolidated under FIN 46R that are non-recourse to us. Non-recourse debt and capital lease obligations of non-controlled entities at December 31, 2005 and June 30, 2006 are as follows:

	December 31,	June 30,
	2005	2006
	(in millions)
Mortgage note, 5.98%, due 2007	$100	100
Capital leases, 6.34%, due 2006 to 2025	—	388
Other	—	32
	100	520
Less current maturities of non-recourse debt and capital lease obligations of non-controlled entities	—	(11)
Net non-recourse debt and capital lease obligations of non-controlled entities	$100	509

Debt maturities, including non-recourse debt and capital lease obligations of non-controlled entities, are as follows:

June 30,	(in millions)
2007	$444
2008	536
2009	102
2010	415
2011	5,041
Thereafter	2,344
Total	$8,882

In February 2006, in connection with the HI Acquisition (see “Note 2: Purchase of Hilton International”), we entered into new senior credit facilities in an aggregate principal U.S. dollar equivalent of approximately $5.75 billion with a syndicate of financial institutions. These facilities replaced our $1 billion revolving credit facility and are secured by a pledge of the capital stock of certain of our wholly-owned subsidiaries. The credit facilities consist of the following:

•       U.S. Dollar Denominated Revolver—5 year, $3.25 billion available in U.S. dollars, British Pounds Sterling, Euros and Swedish Kronor or other currencies acceptable to the administrative agent. Interest is at a variable rate depending upon our leverage ratio and senior debt ratings, with initial borrowings at applicable LIBOR plus 150 basis points (which includes a 25 basis point annual facility fee). The capacity under our revolver was also used to support certain outstanding letters of credit. Total revolving debt capacity of approximately $1.083 billion was available to us at June 30, 2006.

•       Foreign Currency Denominated Term Loan A—5 year, approximate equivalent of $2 billion to be denominated in £675 million, €675 million and Australian $140 million. Interest is at a variable rate depending upon our leverage ratio and senior debt ratings, with initial borrowings at applicable LIBOR plus 150 basis points.

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

Note 9:   Leases

We lease hotel properties and land under operating leases. Prior to the HI Acquisition we leased six hotels. We acquired 201 leased hotels in the HI Acquisition, of which seven are capital leases and 194 are operating leases. Our hotel leases may require the payment of fixed rent payments, variable payments based on a percentage of revenue or income, or the payment of rent equal to the greater of a minimum rent or percentage rent based on a percentage of revenue or income. Our hotel leases expire through December 2097, with varying renewal options. Our land leases represent ground leases for certain owned hotels and, in addition to minimum rental payments, may require the payment of additional rents based on varying percentages of revenue or income.

Minimum lease commitments under non-cancelable operating and capital leases are as follows:

	Operating	Capital	Non-Recourse
June 30,	Leases	Leases	Capital Leases
	(in millions)
2007	$309	14	30
2008	304	15	31
2009	293	15	32
2010	281	50	31
2011	275	7	32
Thereafter	3,400	174	481
	$4,862	275	637
Less imputed interest at 6.34%		(136)	(249)
Present value of net minimum lease payments		139	388

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

The adoption of FAS 123R, using the modified prospective method, will result in incremental pre-tax expense in the year ending December 31, 2006 of approximately $17 million based on the quantity of unvested stock options at December 31 2005, new stock option grants estimated in the year ending December 31, 2006, applicable forfeiture rates, and the respective grant date fair values.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, “Accounting for Income Taxes.”   Effective January 1, 2007, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the impact, if any, that FIN 48 will have on our financial statements.

Note 11:   Variable Interest Entities

As part of the HI Acquisition on February 23, 2006, we acquired a minority ownership interest in three joint ventures that lease hotels which are managed by us. We have variable interests, as defined in FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”), which expose us to the majority of expected cash flow variability of the joint ventures. As a result, we are considered to be the primary beneficiary under FIN 46R, and are required to consolidate the balance sheet and results of operations of the joint ventures. In addition, two of the hotel leases are accounted for as capital leases under FAS 13, “Accounting for Leases.” As of June 30, 2006, our consolidated balance sheet includes the assets and liabilities of these non-controlled joint ventures, including $15 million of cash and equivalents and $420 million of debt and capital lease obligations, which are non-recourse to us. The net equity of the hotels is a retained deficit of approximately $79 million at June 30, 2006, and is reflected on our consolidated balance sheet in other assets. The revenue and operating expenses of these properties are included in leased hotel revenue and expenses in the consolidated statement of income. The net effect of the earnings of these properties applicable to other ownership interests is eliminated from our consolidated results through minority and non-controlled interest expense in the consolidated statement of income.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(in millions)		(in millions)
Revenue
Hotel Ownership	$618	1,396	1,149	2,198
Managing and Franchising	422	635	821	1,169
Timeshare	136	173	282	356
	$1,176	2,204	2,252	3,723
Operating income:
Hotel Ownership	$145	260	221	387
Managing and Franchising	108	151	203	292
Timeshare	38	46	78	93
Corporate and other unallocated expenses	(45)	(91)	(93)	(171)
Total operating income	246	366	409	601
Interest and dividend income	4	4	8	15
Interest expense	(66)	(139)	(130)	(235)
Net interest from unconsolidated affiliates and non-controlled interests	(7)	(13)	(13)	(22)
Net gain on foreign currency transactions	—	3	—	20
Net gain on asset dispositions and other	61	19	72	23
Loss from non-operating affiliates	(4)	(4)	(9)	(8)
Income before taxes and minority and non-controlled interests	234	236	337	394
Provision for income taxes	(25)	(92)	(61)	(144)
Minority and non-controlled interests, net	(7)	—	(10)	(2)
Net Income	$202	144	266	248

Segment assets are as follows:

	December 31,	June 30,
	2005	2006
	(in millions)
Assets
Hotel Ownership	$4,283	10,475
Managing and Franchising	2,083	5,389
Timeshare	659	910
Corporate and other	1,718	541
Total assets	$8,743	17,315

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

To the extent we realize a gain from the sale of real estate and maintain significant continuing involvement in the form of a long-term management contract, the gain is deferred and recognized in earnings over the term of the contract. Results include the recognition of pre-tax deferred gains totaling $4 million and $8 million in the three and six months ended June 30, 2005 and $10 million and $19 million in the three and six months ended June 30, 2006, respectively.

First Six Months of 2006

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

In May 2006, we sold the Hilton Pittsburgh in Pennsylvania for net proceeds of approximately $17 million, resulting in a pre-tax gain of approximately $8 million. The hotel will continue to operate as a Hilton-branded property under the terms of a 20-year franchise agreement. In addition, we sold our interest in the Embassy Suites Hotel San Diego-La Jolla in California, a joint venture property, for proceeds of approximately $5 million, resulting in a pre-tax loss of approximately $2 million.

The $23 million net gain on asset dispositions and other in our consolidated statement of income for the six months ended June 30, 2006 also includes $33 million of gains on settlement recoveries related to mold found in certain areas of the Hilton Hawaiian Village in 2002, a $6 million net gain from insurance proceeds related to Hurricane Katrina, a $1 million unrealized gain on an oil futures derivative based on the market value of the contract at June 30, 2006 (see “Note 7: Derivative Instruments and Hedging Activities”), a $1 million gain on other asset sales and $3 million in other gains.

We have engaged Eastdil Secured, LLC to act as our broker for the sale of certain of our owned hotels. Fees earned by Eastdil related to owned hotels sold in the first six months of 2005 and 2006 were approximately $2 million and $1 million, respectively. Benjamin V. Lambert, a director of the Company, is Chairman of Eastdil.

First Six Months of 2005

In the 2005 first quarter, we sold the Hilton Tarrytown in New York for cash of approximately $9 million. The sale resulted in a pre-tax gain of approximately $5 million. After the sale, the hotel was converted to a Doubletree under a long-term franchise agreement.

In April 2005, we completed the sale of the Red Lion Austin in Texas for cash of approximately $6 million. As the purchase price approximated our carrying value, no gain or loss was recorded on the sale. In May 2005, we completed the sale of two Homewood Suites by Hilton properties for total cash of approximately $17 million, resulting in a pre-tax loss of approximately $1 million. We continue to manage both hotels under long-term management agreements.

In June 2005, we completed the sale of seven wholly-owned and one majority-owned hotel. The Hilton Suites Phoenix in Arizona, Hilton Suites Anaheim in California and Embassy Suites Cleveland-Beachwood in Ohio were sold for cash totaling approximately $72 million, resulting in a pre-tax gain totaling approximately $16 million. Each of the hotels will continue to operate under long-term franchise agreements. In addition, we continue to manage the Hilton Suites Phoenix under a long-term management agreement. A pre-tax gain totaling approximately $13 million on the Hilton Suites Phoenix has been deferred, due to our continuing involvement in management of the hotel, and will be recognized over the life of the five-year management contract retained on this property. These three properties were sold to the RLJ Urban Lodging Fund, a hotel investment fund created by RLJ Development, LLC (RLJ). Robert L. Johnson was a director of our company and the Chairman and Chief Executive Officer of RLJ at the time of the sale.

The Doubletree Bellevue in Washington was sold in June 2005 for approximately $49 million in cash, resulting in a pre-tax loss of approximately $13 million. The Hilton Suites Brentwood in Tennessee was sold for approximately $6 million in cash, resulting in a pre-tax loss of approximately $5 million. The Hilton Alexandria in Virginia was sold for cash of approximately $93 million, resulting in a pre-tax gain of approximately $37 million, and the Hilton Charlotte in North Carolina was sold for cash of approximately $56 million, resulting in a pre-tax gain of approximately $5 million. The sale of the Hilton Charlotte resulted in a reduction in our consolidated goodwill balance of approximately $3 million. We retained long-term franchise agreements on each of the aforementioned properties.

Also in June 2005, we sold the majority-owned Hilton Glendale in California for cash of approximately $80 million, resulting in a pre-tax gain of approximately $30 million. Amounts attributable to the minority partner, totaling approximately $7 million on a pre-tax basis, are reflected in the consolidated statements of income, net of tax, in minority and non-controlled interests, net. We retained a long-term franchise agreement on the hotel.

In addition to the sales of wholly-owned and majority-owned hotels, we sold our minority or non-controlling interests in five joint venture hotel properties in the 2005 second quarter. Proceeds totaled approximately $26 million, resulting in a pre-tax gain of approximately $6 million.

The $72 million net gain on asset dispositions and other in our consolidated statement of income for the first six months of 2005 also includes a $3 million pre-tax unrealized gain on an oil futures derivative based on the market value of the contract at June 30, 2005, a net gain of $1 million related to excess proceeds received on the disposition of certain management and franchise agreements and a $1 million gain on other asset sales. The asset dispositions in the second quarter of 2005 generated capital gains for tax purposes which enabled us to utilize capital loss tax carryforwards that had been fully reserved. The utilization of these capital loss carryforwards resulted in a net benefit to our income tax provision of approximately $34 million in the 2005 second quarter.

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

Note 14:   Impairment Loss and Related Costs

Results in the 2005 second quarter include pre-tax impairment loss and related costs totaling $5 million.  This charge reduced the value of an owned hotel and our minority interest in eight joint venture hotels to their estimated fair values. The hotel and joint venture interest were sold in July 2005. The charge for the six months ended June 30, 2005 also includes a $2 million pre-tax charge in the first quarter, representing the write down of a non-hotel cost basis investment to its estimated fair value.

Note 15:   Stock Repurchases

There were no stock repurchases in the three or six months ended June 30, 2006. In the second quarter of 2005, we repurchased approximately 5.1 million shares of our common stock at a total cost of approximately $113 million. In the first six months of 2005, we repurchased a total of 12.3 million shares at a total cost of approximately $271 million. The timing of stock purchases is at the discretion of management. As of June 30, 2006, approximately 44.7 million shares remained authorized for repurchase under this authority.

Note 16:   Guarantees

We have established franchise financing programs with third party lenders to support the growth of our brands. As of June 30, 2006, we have provided guarantees of $24 million on loans outstanding under the programs. In addition, we have guaranteed $56 million of debt and other obligations of unconsolidated affiliates and third parties, bringing our total guarantees to approximately $80 million. Approximately $13 million of our guarantees have indefinite terms, with the balance having remaining terms of one to 14 years. We also have commitments under letters of credit totaling approximately $110 million as of June 30, 2006. We believe it is unlikely that material payments will be required under our outstanding guarantees or letters of credit.

We have also provided performance guarantees to certain owners of hotels which we operate under management contracts. Most of these guarantees allow us to terminate the contract rather than fund shortfalls if specified performance levels are not achieved. In limited cases, we are obligated to fund performance shortfalls. Funding under these performance guarantees is expected to total approximately $3 million in 2006. Funding under these guarantees in future periods is dependent on the operating performance levels of these hotels over the remaining term of the performance guarantee. Although we anticipate that the future operating performance levels of these hotels will be largely achieved, there can be no assurance that this will be the case. In addition, we do not anticipate losing a significant number of management contracts in 2006 pursuant to these guarantees.

Our consolidated financial statements at June 30, 2006 include liabilities of approximately $4 million for potential obligations under our outstanding guarantees.

Note 17:   Employee Benefit Plans

We have a noncontributory retirement plan (Basic Plan) which covers many of our domestic non-union employees. Benefits are based upon years of service and compensation, as defined. Since December 31, 1996, employees have not accrued additional benefits under the Basic Plan. We do not expect to make any material contributions to the Basic Plan in 2006.

As a part of the HI Acquisition, we acquired several retirement plans. In the three and six months ended June 30, 2006, we paid approximately $7 million and $10 million, respectively, in employer contributions to these plans. In addition, subsequent to the completion of the HI Acquisition, we contributed approximately $97 million to one of these plans in order to reduce the unfunded deficit. We expect our recurring total annual contributions to the plans to be approximately $25 million in 2006.

Our net periodic benefit cost for the three and six months ended June 30, 2005 and 2006 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(in millions)		(in millions)
Expected return on plan assets	$4	13	9	21
Service cost	—	(8)	—	(11)
Interest cost	(4)	(11)	(8)	(17)
Amortization of prior service cost	—	—	(1)	(1)
Net periodic benefit cost	$—	(6)	—	(8)

Note 18:   Hurricane Katrina

On August 29, 2005, Hurricane Katrina hit the Gulf Coast, affecting two of our consolidated hotels; the majority-owned Hilton New Orleans Riverside and the wholly-owned Hilton New Orleans Airport. Both properties suffered some physical damage, and both properties were closed to paying guests for a period following the hurricane. We have insurance policies that provide coverage for physical damage and business interruption, including lost profits. These policies also reimburse us for other costs and expenses incurred relating to the damages and losses suffered. We have recognized approximately $7 million of insurance proceeds for business interruption for the three and six months ended June 30, 2006. These proceeds are recorded as owned hotel revenue in the consolidated statement of income. Additionally, we have recognized approximately $3 million and $6 million of insurance recoveries related to building and property for the three and six month periods ended June 30, 2006, respectively. These proceeds are recorded as net gain on asset dispositions and other in the consolidated statement of income.

Note 19:   Reclassifications

The consolidated financial statements reflect certain reclassifications to prior period balances to conform with classifications adopted in 2006. These reclassifications have no effect on net income.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are engaged in the ownership, management and development of hotels, resorts and timeshare properties and the franchising of lodging properties. At June 30, 2006, our system contained 2,861 properties with approximately 493,000 rooms in 80 countries. Our brands include Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Homewood Suites by Hilton, Hampton, Scandic, Conrad and the Waldorf=Astoria Collection. In addition, we develop and operate timeshare resorts through Hilton Grand Vacations Company and its related entities and operate health clubs under the LivingWell brand. We are also engaged in various other activities related or incidental to the operation of hotels.

The number of properties and rooms at June 30, 2006 by brand and by type are as follows:

Brand	Properties	Rooms	Type	Properties	Rooms
Hilton	491	170,842	Owned(1)	66	33,742
Hilton Garden Inn	279	38,374	Leased	206	47,395
Doubletree	167	43,649	Joint Venture	56	18,240
Embassy Suites	181	43,992		328	99,377
Homewood Suites by Hilton	174	19,280
Hampton	1,365	136,161	Managed	333	92,724
Scandic	130	23,147	Franchised	2,160	295,641
Conrad	16	5,302		2,493	388,365
Other	18	6,995
Timeshare	40	4,878	Timeshare	40	4,878
Total	2,861	492,620	Total	2,861	492,620

(1)          Includes majority owned and controlled hotels.

Our operations consist of three reportable segments which are based on similar products or services: Hotel Ownership, Managing and Franchising, and Timeshare. The Hotel Ownership segment derives earnings from owned, majority owned and leased hotel properties and equity earnings from unconsolidated affiliates (primarily hotel and other real estate joint ventures). The Managing and Franchising segment provides services including hotel management and licensing of our family of brands to franchisees. This segment generates its revenue from fees charged to hotel owners. As a manager of hotels, we are typically responsible for supervising or operating the hotel in exchange for fees based on a percentage of the hotel’s gross revenues, operating profits, cash flow, or a combination thereof. We charge franchise fees, depending on the brand, of up to five percent of rooms revenue in exchange for the use of one of our brand names. The Timeshare segment consists of multi-unit timeshare resorts. This segment sells and finances timeshare intervals and operates timeshare resorts. The hospitality industry is seasonal in nature. However, the periods during which our properties experience higher or lower levels of demand vary from property to property and depend principally upon location.

Our results are significantly affected by occupancy and room rates achieved by hotels, our ability to manage costs, foreign currency exchange rate movements related to our international operations and the relative mix of owned, leased, managed and franchised hotels, as well as the quantity and pricing of timeshare interval sales and the change in the number of available hotel rooms and timeshare intervals through acquisition, development and disposition. Results are also impacted by economic conditions and capacity. Unfavorable changes in these factors could negatively impact hotel room demand and pricing which, in turn, could limit our ability to pass through operating cost increases in the form of higher room rates. Additionally, our ability to manage costs could be adversely impacted by significant increases in operating expenses, resulting in lower operating margins. See “Other Matters—Forward-Looking Statements” below and Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 for a description of these and other conditions that could adversely affect our results of operations.

We anticipate that a favorable economic environment will continue to benefit the lodging industry and our company during the remainder of 2006. A continuation of strong hotel demand among business, group and leisure travelers, combined with limited full-service hotel supply growth, should enable us to charge higher room rates. We also anticipate continued growth in our management and franchise fee business as the number of hotels in our system continues to increase, as well as strong results from our timeshare business. Increases in energy, marketing and insurance costs combined with rooms displacement due to renovation projects are expected to continue to put pressure on margins. Increases in construction costs could result in downward pressure on the margins achieved by our timeshare business. Our results could also be impacted by potential labor disputes involving the hotel industry and certain of our properties. We will continue to focus on managing our costs, achieving revenue per available room (RevPAR) premiums in the markets where we operate, increasing occupancy, adding new units to our family of brands, leveraging technology and delivering outstanding customer service. We believe that our focus on these core strategies, combined with our financial strength, diverse market presence, strong brands and strategically located properties will enable us to remain competitive.

On July 29, 2006, we announced a tentative agreement with the New York Hotel and Motel Trades Council on a new union contract relating to the Waldorf=Astoria and Hilton New York hotels in New York, which agreement has now been ratified by the Trade Council’s members. We also announced a five-year agreement with UNITE HERE termed a “partnership for future growth” which includes agreement by the parties to work together toward labor peace in other cities with collective bargaining. A description of certain risks relating to potential labor disputes is described under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. We cannot predict at this time when or whether new agreements will be reached relating to hotels covered by collective bargaining agreements in other cities and what the impact of prolonged negotiations may be.

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

In connection with the HI Acquisition in February 2006, we allocated the purchase price to the assets acquired, including goodwill and other intangible assets, and liabilities assumed based on their preliminary respective fair values at the acquisition date in accordance with FAS 141, “Business Combinations.”  In valuing acquired assets and assumed liabilities, fair values are based on, but not limited to, quoted market prices, expected future cash flows, current replacement cost, market rate assumptions and appropriate discount and growth rates.

We are in the process of finalizing internal studies and third-party valuation of assets, including investments, property and equipment, intangible assets and certain liabilities, including deferred tax liabilities. The fair values recorded at June 30, 2006 are based on preliminary valuations and are subject to adjustment as additional information is obtained. Such additional information includes, but may not be limited to, valuations of property and equipment and disposition values of certain assets acquired in the HI Acquisition. When finalized, adjustments to goodwill may result.

Development and Capital Spending

Overview

In February 2006, we completed the acquisition of the lodging assets of Hilton Group plc for cash consideration totaling approximately $5.8 billion. The HI Acquisition was financed with existing cash on hand and with borrowings under our new senior credit facilities (see “Note 2: Purchase of Hilton International” and “Note 8: Debt” to the consolidated financial statements under Item 1). As a result of the HI Acquisition, we added approximately 400 properties and 103,000 rooms to our system.

We also intend to grow our hotel system primarily through franchising and the addition of management contracts. We will also continue to invest in capital improvements and select projects at our owned hotels and the development of timeshare properties. In addition, we may seek to acquire ownership interests in hotel properties on a strategic and selective basis, either directly or through investments in joint ventures.

In addition to the properties added to our system in the HI Acquisition, we added a total of 104 properties, primarily franchises, with approximately 18,900 rooms to our system during the first six months of 2006. A total of 29 properties, primarily franchises, and approximately 3,700 rooms were removed from our system during the same period. We believe the continued strong performance of our brands has enabled us to significantly enhance our development pipeline versus our industry competitors. We had more than 700 hotels, primarily franchises, with 100,000 rooms in our development pipeline at June 30, 2006. Approximately 90 percent of the hotels in the current development pipeline are in the Americas (U.S., Canada, Mexico and South America), though international development is expected to comprise an increasingly larger percentage of the company’s unit growth within the next few years. The actual opening of hotels in our development pipeline is subject to various conditions and uncertainties.

Our ability to grow the number of hotels in our system is affected by the factors referenced under “Forward-Looking Statements,” and Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, such as international, national and regional economic conditions; the effects of actual and threatened terrorist attacks and international conflicts; acts of God, such as natural disasters; credit availability; relationships with franchisees and property owners; and competition from other hotel brands.

In total, we anticipate spending approximately $860 million on capital expenditures in 2006, which includes $235 million for routine improvements, $300 million in hotel renovation and special projects and $325 million on timeshare projects. Routine improvements include expenditures for equipment, hotel fixtures and wall and floor coverings. Expenditures required to complete our capital spending programs will be financed through available cash flow and general corporate borrowings. Anticipated capital expenditures are subject to change due to, among other things, changes in business operations and economic conditions.

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

Hotel Ownership

Capital expenditures during the first six months of 2006 totaled $230 million, consisting primarily of routine improvements and special projects at our owned and leased hotels. We continue to place a priority on making appropriate capital expenditures to maintain and upgrade our owned assets.

Managing and Franchising

Total property additions in the first six months of 2006 included 95 franchise properties, eight managed properties owned by third parties and one leased property. These additions included 15 properties which, due in part to the market share leadership of our brands, were converted to our family of brands in the period. The 15 conversions include ten Doubletrees, four Hiltons and one Hampton.

In early 2006, we introduced a new brand, the Waldorf=Astoria Collection. This new, elite brand designation debuts with New York’s legendary Waldorf=Astoria, along with three world-class luxury resorts newly managed by Hilton: the Grand Wailea Resort Hotel & Spa on the island of Maui in Hawaii; the Arizona Biltmore Resort & Spa in Phoenix; and La Quinta Resort & Club in La Quinta, California. We anticipate that the Waldorf=Astoria Collection will grow primarily through branding of existing landmark or boutique hotels, co-branding of existing Hilton and Conrad hotels and opening newly built Waldorf=Astoria hotels in select cities around the globe.

Timeshare

We are currently developing new timeshare projects in Las Vegas, Nevada, Orlando, Florida, Honolulu and Waikoloa, Hawaii. The Waikoloa (Kohala Suites) project opened its remaining 98 units in 2006; this project contains 120 units in total. At our International Drive property in Orlando (Tuscany Village), the first five phases totaling 306 units are open and construction has begun on the next 70 units, which are scheduled to open in early 2007. Also in Orlando, we are adding 48 units to our existing property adjacent to Sea World. The second phase of our property on the Las Vegas Strip, which consists of 423 units, was completed in the second quarter of 2006. Approximately 44% of the planned four-tower, 1,582-unit project has been completed.

In 2006, we began construction of a new timeshare project in Honolulu, Hawaii at the Hilton Hawaiian Village. Upon completion scheduled for late 2008, the Waikikian Tower will contain 331 units. We also began development of a new project in Waikoloa, Hawaii.  Phase I of our new Waikoloa development will contain 198 units and is scheduled for completion in 2010.

Capital expenditures associated with our timeshare operations during the first six months of 2006 totaled $190 million. Capital expenditures include approximately $106 million to acquire land in New York City and Orlando that has been earmarked for future timeshare development. Timeshare capital expenditures are expected to total approximately $325 million this year, as we continue to invest in the development of new product in Las Vegas, Orlando, Hawaii and New York. The capital expenditures associated with our non-lease timeshare products are reflected as inventory until the timeshare intervals are sold. We also provide financing to the buyers of our timeshare intervals. During the first six months of 2006, we issued approximately $162 million of loans related to timeshare financings. Principal collections on timeshare notes during the first six months were approximately $111 million.

Liquidity and Capital Resources

Overview

Net cash provided by operating activities was $338 million and $42 million for the six months ended June 30, 2005 and 2006, respectively. The decrease reflects a payment to fund a pension liability assumed in the HI Acquisition which was made subsequent to the closing of the transaction, as well as payments of accounts payable and accrued expenses during the period. The decrease in cash provided also reflects net cash used in timeshare construction in excess of timeshare sales due to the purchase of land in New York and Orlando for future timeshare development.

Net cash used in investing activities was $144 million and $5.567 billion for the six months ended June 30, 2005 and 2006, respectively. The increase primarily represents the acquisition of Hilton International in the six months ended June 30, 2006 (see “Note 2: Purchase of Hilton International” to the consolidated financial statements under Item 1) and the acquisition of management contracts. These increases in cash used in investing activities were partially offset by an increase in payments received on notes and other. Net cash used in financing activities was $230 million for the six months ended June 30, 2005 and net cash provided by financing activities was $4.461 billion for the six months ended June 30, 2006. The net change between periods is primarily due to borrowings under the new senior credit facilities used to partially fund the HI Acquisition and share repurchases in the prior year.

Cash and equivalents decreased $1.051 billion from December 31, 2005 to $103 million at June 30, 2006 due primarily to cash being used to partially fund the HI Acquisition. Restricted cash totaled $182 million at December 31, 2005 and $245 million at June 30, 2006. Restricted cash includes cash related to certain consolidated hotels, the use of which is restricted for hotel purposes under the terms of collateralized borrowings, refundable deposits on the sale of timeshare intervals, and cash balances held by consolidated non-controlled entities.

We believe that our operating cash flow, available borrowings under our revolving credit facility and our ability to obtain additional financing through various financial markets are sufficient to meet our liquidity needs (see “Liquidity and Capital Resources—Financing”). Any projections of future financial needs and sources of working capital are subject to uncertainty. See “Results of Operations” and “Other Matters-Forward-Looking Statements” for further discussion of conditions that could adversely affect our estimates of future financial needs and sources of working capital.

Financing

In connection with the HI Acquisition in February 2006 (see “Note 2: Purchase of Hilton International” to the consolidated financial statements under Item 1), we entered into new senior credit facilities in an aggregate principal U.S. dollar equivalent amount of approximately $5.75 billion with a syndicate of financial institutions. These facilities replaced our $1 billion revolving credit facility and are secured by a pledge of the capital stock of certain of our wholly-owned subsidiaries. The credit facilities consist of the following:

•       U.S. Dollar Denominated Revolver—5 year, $3.25 billion available in U.S. dollars, British Pounds Sterling, Euros and Swedish Kronor or other currencies acceptable to the administrative agent. Interest is at a variable rate depending upon our leverage ratio and senior debt ratings, with initial borrowings at applicable LIBOR plus 150 basis points (which includes a 25 basis point annual facility fee).

•       Foreign Currency Denominated Term Loan A—5 year, approximate equivalent of $2 billion to be denominated in £675 million, €675 million and Australian $140 million. Interest is at a variable rate depending upon our leverage ratio and senior debt ratings, with initial borrowings at applicable LIBOR plus 150 basis points.

•       U.S. Dollar Denominated Term Loan B—7 year, $500 million term loan available only in U.S. dollars. Interest is at a rate of LIBOR plus 137.5 basis points.

We also have the option to increase the credit facilities by $500 million.

At June 30, 2006, we have an aggregate principal U.S. dollar equivalent amount of approximately $4.6 billion outstanding under these facilities.

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

Provisions under various loan agreements require us to comply with certain covenants which include limiting the amount of our outstanding indebtedness. We were in compliance with our financial covenants as of June 30, 2006.

In October 1997, we filed a shelf registration statement with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. At June 30, 2006, available financing under the shelf totaled $825 million. The terms of any additional securities offered under the shelf will be determined by market conditions at the time of issuance.

As of June 30, 2006, approximately 61% of our long-term debt, including the impact of interest rate swaps and excluding non-recourse debt and capital lease obligations of non-controlled entities, was floating rate debt.

The following table summarizes our significant contractual obligations as of June 30, 2006, including long-term debt and operating lease commitments:

		Payments Due by Period
		Less than 1	1 - 3	4 - 5	After 5
Contractual Obligations	Total	year	years	years	years
	(in millions)
Total debt	$8,882	444	638	5,456	2,344
Operating leases	4,862	309	597	556	3,400
Less: Non-recourse debt and capital
lease obligations of non-controlled entities	(520)	(11)	(124)	(28)	(357)
Total contractual obligations	$13,224	742	1,111	5,984	5,387

Both total debt and operating lease commitments increased from December 31, 2005 as a result of the HI Acquisition (see “Note 2: Purchase of Hilton International” and “Note 8: Debt” to the consolidated financial statements under Item 1 for further information). Our total debt includes debt and capital lease obligations related to variable interest entities consolidated under FIN 46R that are non-recourse to us. These balances, totaling $520 million, have been deducted in arriving at the total contractual obligations as of June 30, 2006. These amounts are reflected on our consolidated balance sheets as non-recourse debt and capital lease obligations of non-controlled entities.

Development Financing and Other Commercial Commitments

We have issued guarantees in connection with development financing programs in order to support the growth of our brands. The following table summarizes our development financing and other commercial commitments as of June 30, 2006:

		Amount of Commitment
		Expiration per Period
	Total
	Amounts	Less than 1	1 - 3	4 - 5	After 5
Commercial Commitments	Committed	year	years	years	years
	(in millions)
Letters of credit	$110	110	—	—	—
Guarantees	80	53	8	—	19
Total commercial commitments	$190	163	8	—	19

See “Note 16: Guarantees” to the consolidated financial statements under Item 1 for further discussion of our development financing and other commercial commitments.

Acquisitions and Dispositions

In February 2006, we completed the acquisition of the lodging assets of Hilton Group plc (see “Note 2: Purchase of Hilton International” to the consolidated financial statements under Item 1 for further information). Additionally, during the first six months of 2006, we acquired four long-term management contracts and sold three wholly-owned hotels and two joint venture interests (see “Note 13: Acquisitions and Dispositions” to the consolidated financial statements under Item 1 for further information).

Stockholders’ Equity

Dividends paid on common shares were $.02 and $.04 per share for the three-month periods ended June 30, 2005 and 2006, respectively and $.04 and $.08 per share for the six-month periods ended June 30 2005 and 2006, respectively. In the first six months of 2005, we repurchased approximately 12.3 million shares of our common stock at a total cost of approximately $271 million. No shares were repurchased in the 2006 first six months. As of June 30, 2006, approximately 44.7 million shares remained authorized for repurchase.

Results of Operations

Comparison of fiscal quarters ended June 30, 2005 and 2006

A summary of our consolidated results for the three months ended June 30, 2005 and 2006 is as follows:

	2005	2006	% Change
	(dollars in millions, expect per share amounts)
Revenue	$1,176	2,204	87%
Operating income	246	366	49
Net income	202	144	(29)
Basic EPS	.53	.37	(30)
Diluted EPS	.49	.35	(29)

Revenue and operating income in the 2006 second quarter benefited from the HI Acquisition, which was completed in the first quarter of 2006. Results also benefited from strong rate increases and high demand in most of our major markets, which resulted in significant revenue per available room (RevPAR) gains at many of our comparable owned hotels. Management and franchise fee revenue benefited from the HI Acquisition, RevPAR growth and the addition of new units. Results in the second quarter 2006 also benefited from continued strong quarterly results for our timeshare business. Net income in the second quarter of 2006 was impacted by increases in depreciation, amortization and interest expense as a result of the HI Acquisition, as well as reduced gains on asset dispositions compared to the 2005 second quarter. Net income in the 2005 second quarter also reflects significant non-recurring tax benefits.

Revenue from owned hotels totaled $681 million in the 2006 second quarter, an 18 percent increase from $575 million in the 2005 second quarter, and total expenses in the second quarter of 2006 were up 22 percent to $477 million. Strong results at our comparable owned hotels and the impact of the HI Acquisition were partially offset by the impact of asset sales and renovation disruptions at hotels in New York and Hawaii. Total revenue from comparable owned hotels (excluding the impact of asset sales, our two owned properties in New Orleans which were impacted by Hurricane Katrina, and the results of the acquired HI owned hotels) was up six percent to $426 million from $403 million in the 2005 second quarter, while comparable owned hotel expenses increased seven percent to $295 million in the 2006 second quarter from $276 million in 2005.

Comparable owned hotels reporting particularly strong results in the quarter included those in Chicago, Atlanta, Phoenix, Boston, and Washington D.C., all of which reported double-digit RevPAR increases. The San Francisco/San Jose market showed significant improvement, with double-digit RevPAR gains at the company’s owned hotels in those cities. Results at the company’s owned hotels in New York City (the Waldorf=Astoria and the Hilton New York) and at the Hilton Hawaiian Village were significantly impacted by renovation disruptions, though all three properties showed double-digit average daily rate (ADR) gains. Food and beverage business at the three hotels was also adversely impacted due to group business disruptions. The current renovation phase at the Hilton New York was completed in July. The current renovation phases at the Waldorf=Astoria and the Hilton Hawaiian Village are scheduled to be completed in the third quarter. RevPAR for comparable owned properties increased 8.7 percent in the 2006 second quarter, with occupancy declining 0.3 points to 80.8 percent and ADR up 9.1 percent to $195.89.

Margins at our comparable owned hotels (revenue less expenses as a percentage of revenue for comparable owned hotels) declined 70 basis points in the quarter to 30.8 percent. The aforementioned renovation disruptions combined with higher energy and marketing costs impacted margins by approximately 170 basis points. Cost per occupied room increased 8.2 percent in the 2006 second quarter.

Leased hotel revenue totaled $671 million in the 2006 second quarter compared to $31 million in the 2005 second quarter, while leased hotel expenses were $572 million in the current quarter versus $27 million last year. In the 2006 period, leased hotel revenue and expenses include operations from the approximately 200 leased hotels acquired in the HI Acquisition. Prior to the HI Acquisition, we operated six leased hotels. Results from the leased hotels acquired in the HI Acquisition reflect business strength in the U.K. and continental Europe. Due to the relatively large size of the lease payments required in a hotel operating lease, leased properties operate at margins significantly lower than our owned hotels. Leased hotel revenue and expenses are included with our owned hotels in our Hotel Ownership segment results.

Management and franchise fee revenue totaled $175 million in the 2006 second quarter, a 50 percent increase from the 2005 period. Fee revenue is based primarily on rooms revenue at franchised properties and total operating revenue (and to a lesser extent gross operating profits or cash flow) at managed properties. The strong demand that benefited our owned hotels also resulted in RevPAR gains for most of our brands on a system-wide basis (including managed and franchised properties). The increase in management and franchise fees in the quarter also reflects approximately $28 million of fee revenue as a result of the HI Acquisition. Additionally, strong domestic development activity as well as the large number of conversions to management contracts resulting from our owned asset sales favorably impacted management and franchise fee revenue in the period.

Revenue from timeshare operations (included in timeshare and other income) totaled $173 million in the 2006 second quarter, compared to $136 million in the 2005 second quarter, an increase of 27 percent. Timeshare expenses for the 2006 second quarter (included in other operating expenses) were $125 million, compared to $97 million in the 2005 second quarter. Overall timeshare unit sales in the quarter were flat with the 2005 second quarter, while the average unit sales price increased eight percent. Timeshare revenue and profitability in the quarter also benefited from higher financing income and the recognition of previously deferred revenue and expenses due to the required percentage-of-completion accounting.

Depreciation and amortization expense increased $39 million in the second quarter of 2006 to $117 million. This net increase reflects additional depreciation and amortization associated with the tangible and intangible assets acquired in the HI Acquisition, partially offset by a reduction in depreciation expense associated with asset sales.

Results in the 2005 second quarter reflect an impairment loss and related costs totaling $5 million, representing a pre-tax charge to reduce the value of an owned hotel and our minority interests in eight joint venture hotels to their estimated fair values. The impairment charge is included in our Hotel Ownership segment results. There were no impairment losses in the 2006 period.

Corporate Activity

Corporate expense totaled $43 million in the second quarter of 2006, an increase of $17 million from the 2005 quarter. The increase is primarily the result of incremental corporate costs related to the HI Acquisition. Corporate expense is not allocated among our reportable business segments.

Interest and dividend income was flat with the 2005 second quarter. Interest expense, net of amounts capitalized, increased $73 million compared to the 2005 second quarter, due primarily to borrowings under our new senior credit facilities in order to partially fund the HI Acquisition. Net interest expense from unconsolidated affiliates and non-controlled interests increased $6 million over the 2005 second quarter, reflecting the consolidation of additional non-controlled interests in the HI Acquisition.

The $19 million net gain on asset dispositions and other in the 2006 second quarter includes gains on asset sales of $7 million (see “Note 13: Acquisitions and Dispositions” to the consolidated financial statements under Item 1), an $8 million gain from settlement recoveries related to mold found in certain areas of the Hilton Hawaiian Village in 2002, a $3 million gain related to insurance proceeds received in excess of the book value of assets written off as a result of damage from Hurricane Katrina and a $1 million pre-tax unrealized gain on derivative instruments. The $61 million gain on asset dispositions and other in the 2005 second quarter is primarily due to gains on asset sales of $63 million and a $2 million pre-tax unrealized loss on derivative instruments.

The loss from non-operating affiliates totaling $4 million in each of the 2005 and 2006 second quarters represents equity losses associated with our 24 percent minority interest in a coal-based synthetic fuel facility. The synthetic fuel produced at this facility qualifies for tax credits (based on Section 45K of the Internal Revenue Code) which reduce our provision for income taxes.

The effective income tax rate for the second quarter of 2006 increased to 39% from 11% in the second quarter of 2005. The effective rate in the second quarter of 2006 reflects the utilization of Section 45K synthetic fuel production credits of approximately $3 million. Excluding the impact of these credits, the effective tax rate was approximately 40% for the second quarter of 2006. The effective rate in the second quarter of 2005 includes a benefit of $28 million resulting primarily from the closure of IRS audits, the utilization of tax loss carryforwards associated with asset sales totaling $34 million and the utilization of Section 29 synthetic fuel production credits of approximately $4 million. Excluding the impact of these tax credits, the effective tax rate was 39% for the second quarter of 2005. Our effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

Minority and non-controlled interests expense, net, decreased by $7 million in the 2006 second quarter, primarily due to a distribution to our minority partner on the sale of the Hilton Glendale in the second quarter of 2005.

Hotel Statistics

Pro forma RevPAR for North American owned hotels and system-wide for the three months ended June 30, 2005 and 2006 is as follows:

	North America
	(U.S. & Canada owned)(1)
	Three Months Ended June 30,
	2005	2006	% Change
Hilton	$145.05	159.22	9.8%
All other	94.89	101.98	7.5
Total	139.27	152.58	9.6

(1)          Statistics are presented pro forma as if the acquisition of Hilton International had occurred January 1, 2005. Includes comparable North America (US & Canada) hotels in the system as of June 30, 2006 which were in the system of HHC or HI since January 1, 2005. Excludes the Company’s owned hotels in New Orleans due to Hurricane Katrina.

	System-wide(2)
	Three Months Ended June 30,
	2005	2006	% Change
Hilton	$104.19	112.95	8.4%
Hilton Garden Inn	76.77	84.42	10.0
Doubletree	83.24	92.78	11.5
Embassy Suites	100.08	109.49	9.4
Homewood Suites by Hilton	79.89	86.77	8.6
Hampton	66.40	72.54	9.2
Scandic	72.48	71.97	(0.7)
Conrad	105.38	112.81	7.1
Other	111.81	122.22	9.3
Total	86.47	93.95	8.7

(2)          Statistics are presented pro forma as if the acquisition of Hilton International had occurred January 1, 2005. Includes comparable hotels in the system as of June 30, 2006 which were in the system of HHC or HI since January 1, 2005. Excludes the Company’s owned hotels in New Orleans due to Hurricane Katrina. Excludes data for HI franchise hotels.

Comparison of six months ended June 30, 2005 and 2006

A summary of our consolidated results for the six months ended June 30, 2005 and 2006 is as follows:

	2005	2006	% Change
	(dollars in millions, expect per share amounts)
Revenue	$2,252	3,723	65%
Operating income	409	601	47
Net income	266	248	(7)
Basic EPS	.69	.65	(6)
Diluted EPS	.65	.61	(6)

Revenue and operating income in the 2006 first six months benefited from the HI Acquisition and from strong rate increases and high demand in most of our major markets, which resulted in significant RevPAR gains at many of our comparable owned hotels. Management and franchise fee revenue reached a new high in the first six months of 2006 as a result of the HI Acquisition, continued RevPAR growth and the addition of new units. Results in the 2006 first six months also benefited from strong results from our timeshare business. Net income in 2006 was impacted by increases in depreciation, amortization and interest expense due to the HI Acquisition. Net income in 2005 benefited from higher gains on property transactions compared to the 2006 first six months, as well as tax benefits from the utilization of tax loss carryforwards and the closure of IRS audits.

Revenue from owned hotels totaled $1.189 billion in the 2006 first six months, an 11 percent increase from $1.070 billion in the 2005 first six months, and total expenses in the first six months of 2006 were up 12 percent to $857 million. Strong results at our comparable owned hotels and the impact of the HI Acquisition were partially offset by the impact of asset sales and renovation disruptions in New York and Hawaii. Total revenue from comparable owned hotels (excluding the impact of asset sales, revenue at our two owned properties in New Orleans which were impacted by Hurricane Katrina, and the results of the acquired HI owned hotels) was up seven percent to $800 million from $751 million in the 2005 first six months, while comparable owned hotel expenses increased seven percent to $578 million in the 2006 first six months from $539 million in 2005.

Comparable owned hotels reporting particularly strong results in the period included those in Chicago, Atlanta, Boston and Phoenix, all of which reported double-digit RevPAR increases. The San Francisco/San Jose market showed significant improvement, with double-digit RevPAR gains at the company’s owned hotels in those cities. RevPAR growth at the company’s owned hotels in New York City (the Waldorf=Astoria and the Hilton New York) and at the Hilton Hawaiian Village was significantly impacted by renovation disruptions, though all three properties showed double-digit average daily rate (ADR) gains. RevPAR for comparable owned properties increased 8.8 percent in the 2006 first six months, with occupancy rising 0.5 points to 77.8 percent and ADR up 8.1 percent to $191.17.

Margins at our comparable owned hotels (revenue less expenses as a percentage of revenue for comparable owned hotels) declined 40 basis points in the first six months of 2006 to 27.8 percent. The aforementioned renovation disruptions and higher energy and marketing costs impacted margins by approximately 160 basis points. Cost per occupied room increased 6.9 percent in the 2006 first six months.

Leased hotel revenue totaled $937 million in the 2006 first six months compared to $59 million in the 2005 first six months, while leased hotel expenses were $802 million in the current six months versus $53 million in the period last year. In the 2006 period, leased hotel revenue and expenses include the approximately 200 leased hotels acquired in the HI Acquisition. Prior to the HI Acquisition, we operated six leased hotels. Results from the leased hotels acquired in the HI Acquisition reflect business strength in the U.K., continental Europe and in the Nordic region.

Management and franchise fee revenue totaled $327 million in the 2006 first six months, a 49 percent increase from the 2005 period. The strong demand that benefited our owned hotels also resulted in RevPAR gains for most of our brands on a system-wide basis (including managed and franchised properties). The increase in management and franchise fees in the quarter also reflects approximately $38 million of fee revenue as a result of the HI Acquisition. Additionally, strong domestic development activity, a large number of conversions to management contracts resulting from our owned asset sales and a $15 million management contract termination fee related to the Hilton Times Square favorably impacted management and franchise fee revenue.

Revenue from timeshare operations (included in timeshare and other income) totaled $356 million in the 2006 first six months, compared to $282 million in the 2005 first six months, an increase of 26 percent. Timeshare expenses for the 2006 first six months (included in other operating expenses) were $259 million, compared to $202 million in the 2005 period. Overall timeshare unit sales in the 2006 six-month period were flat, while the average unit sales price increased eight percent. Timeshare revenue and profitability in the quarter also benefited from higher financing income and the recognition of previously deferred revenue and expenses due to the required percentage-of-completion accounting.

Depreciation and amortization expense increased $45 million in the first six months of 2006 to $203 million. This net increase reflects additional depreciation and amortization associated with the tangible and intangible assets acquired in the HI Acquisition, partially offset by a reduction in depreciation expense associated with asset sales.

Results in the 2005 first six months reflect an impairment loss and related costs totaling $7 million, which includes a pre-tax charge of $5 million to reduce the value of an owned hotel and our minority interests in eight joint venture hotels to their estimated fair values and a $2 million pre-tax charge representing the write down of a non-hotel cost basis investment to its estimated fair value. The $5 million charge is included in our Hotel Ownership segment results, while the $2 million charge is not allocated among our reportable segments. There were no impairment losses in the 2006 period.

Corporate Activity

Corporate expense totaled $87 million in the first six months of 2006, an increase of $37 million from the 2005 first six months. The increase is primarily the result of $12 million of non-recurring charges related to the HI Acquisition and incremental corporate costs related to the HI Acquisition.

Interest and dividend income increased $7 million compared to the 2005 first six months. This increase reflects higher cash balances in the beginning of 2006 prior to the HI Acquisition, due primarily to proceeds from asset sales. Interest expense, net of amounts capitalized, increased $105 million compared to the 2005 period, due primarily to borrowings under our new senior credit facilities in order to partially fund the HI Acquisition.

The net gain on foreign currency transactions of $20 million is primarily the result of movement in the value of the British Pound prior to our completion of the HI Acquisition, which was funded in British Pounds. The gain also includes the impact of foreign currency movement on intercompany loans that are deemed to be short-term in nature.

The $23 million net gain on asset dispositions and other in our consolidated statement of income for the 2006 first six months includes net losses on asset sales of $20 million (see “Note 13: Acquisitions and Dispositions” to the consolidated financial statements under Item 1), a $33 million gain on settlement recoveries related to mold found in certain areas of the Hilton Hawaiian Village in 2002, a $6 million gain from insurance proceeds received in excess of the book value of assets written off as a result of damage from Hurricane Katrina, a $1 million pre-tax unrealized gain on derivative instruments and $3 million in other gains. The $72 million net gain on asset dispositions and other in the 2005 first six months includes gains from asset sales of $68 million, a $3 million pre-tax unrealized gain on our oil futures derivative and $1 million of other gains.

The loss from non-operating affiliates totaling $8 million in the 2006 first six months and $9 million in the 2005 first six months represents equity losses associated with our 24 percent minority interest in a coal-based synthetic fuel facility. The synthetic fuel produced at this facility qualifies for tax credits (based on Section 45K of the Internal Revenue Code) which reduce our provision for income taxes.

The effective income tax rate for the first six months of 2006 increased to 37% from 18% in the first six months of 2005. The effective rate in the first six months of 2006 reflects the utilization of Section 45K synthetic fuel production credits of approximately $5 million, a $9 million benefit due to the closure of IRS audits for the years 2002 and 2003 and the required tax treatment of certain foreign currency gains. Excluding the impact of these items, the effective tax rate was approximately 40% for the first six months of 2006. The effective rate in the first six months of 2005 includes a benefit of $28 million resulting primarily from the closure of IRS audits, the utilization of tax loss carryforwards associated with asset sales totaling $34 million and the utilization of Section 29 synthetic fuel production credits of approximately $9 million. Excluding the impact of these items, the effective tax rate was approximately 39% for the 2005 first six months.

Minority and non-controlled interest expense, net, decreased $8 million to $2 million in the 2006 first six months, primarily due to a distribution to our minority partner on the sale of the Hilton Glendale in the first six months of 2005.

Hotel Statistics

Pro forma RevPAR for North American owned hotels and system-wide for the six months ended June 30, 2005 and 2006 is as follows:

	North America (U.S. & Canada owned)(1)
	Six Months Ended June 30,
	2005	2006	% Change
Hilton	$135.19	$148.50	9.8%
All other	92.29	99.01	7.3
Total	130.24	142.77	9.6

(1)          Statistics are presented pro forma as if the acquisition of Hilton International had occurred January 1, 2005. Includes comparable North America (US & Canada) hotels in the system as of June 30, 2006 which were in the system of HHC or HI since January 1, 2005. Excludes the Company’s owned hotels in New Orleans due to Hurricane Katrina.

	System-wide(2)
	Six Months Ended June 30,
	2005	2006	% Change
Hilton	$98.40	106.81	8.5%
Hilton Garden Inn	72.02	80.08	11.2
Doubletree	78.29	87.46	11.7
Embassy Suites	95.13	105.02	10.4
Homewood Suites by Hilton	76.28	83.19	9.1
Hampton	61.68	68.02	10.3
Scandic	67.57	67.57	—
Conrad	101.17	109.93	8.7
Other	92.45	105.41	14.0
Total	81.28	88.82	9.3

(2)          Statistics are presented pro forma as if the acquisition of Hilton International had occurred January 1, 2005. Includes comparable hotels in the system as of June 30, 2006 which were in the system of HHC or HI since January 1, 2005. Excludes the Company’s owned hotels in New Orleans due to Hurricane Katrina. Excludes data for HI franchise hotels.

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Subsequent to the HI Acquisition, our exposure to market risk from changes in interest rates and foreign currency exchange rates has increased. In limited instances, we seek to reduce volatility in earnings and equity prices by entering into financial arrangements intended to provide a hedge against a portion of the associated risk (see “Note 7: Derivative Instruments and Hedging Activities” to the consolidated financial statements under Item 1 for more information). We continue to have exposure to such risks to the extent they are not hedged.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on May 24, 2006, at the Beverly Hilton in Beverly Hills, California. Approximately 89 percent of the eligible shares were voted. At the meeting, our stockholders voted with respect to: (i) the election of four nominees for director (Christine Garvey, Peter M. George, Barron Hilton and John L. Notter); (ii) the ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2006; (iii) a stockholder proposal concerning voting standards for the election of directors; and (iv) a stockholder proposal concerning our stockholder rights plan. The nominees for directors were elected based upon the votes set forth below. The voting results for each of the foregoing matters are as follows:

Matter	For	Withheld/ Against	Abstain	Broker Non- Vote
1. Election of directors
Christine Garvey	331,855,342	10,452,400
Peter M. George	321,041,665	21,266,077
Barron Hilton	329,398,494	12,909,248
John L. Notter	331,303,092	11,004,650
2. Ratification of Ernst & Young LLP as independent registered public accounting firm	337,441,473	3,234,232	1,632,037
3. Stockholder proposal regarding voting standards for the election of directors	148,543,489	149,236,891	10,984,566	33,542,796
4. Stockholder proposal regarding stockholder rights plan	210,978,914	85,288,170	12,497,862	33,542,796

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K

(a)                               Exhibits

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILTON HOTELS CORPORATION
(Registrant)
Date: August 8, 2006	/s/ ROBERT M. LA FORGIA
Robert M. La Forgia
Executive Vice President and Chief Financial Officer
(Chief Accounting Officer)