Form 10-Q
period 2006-09-30
HILTON HOTELS CORP
filed 2006-11-08
CIK 47580

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2006—Common Stock, $2.50 par value—386,612,542 shares.

PART I—FINANCIAL INFORMATION

Company or group of companies for which report is filed:

HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1.                FINANCIAL STATEMENTS

Consolidated Statements of Income
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(unaudited)		(unaudited)
Revenue
Owned hotels	$489	649	1,559	1,838
Leased hotels	28	679	87	1,616
Management and franchise fees	119	175	338	502
Timeshare and other income	155	178	457	606
	791	1,681	2,441	4,562
Other revenue from managed and franchised properties	311	526	913	1,368
	1,102	2,207	3,354	5,930
Expenses
Owned hotels	350	464	1,117	1,321
Leased hotels	24	578	77	1,380
Depreciation and amortization	70	118	228	321
Impairment loss and related costs	—	—	7	—
Other operating expenses	128	177	366	545
Corporate expense	25	43	75	130
	597	1,380	1,870	3,697
Other expenses from managed and franchised properties	311	527	907	1,360
	908	1,907	2,777	5,057
Operating income from unconsolidated affiliates	9	15	35	43
Operating Income	203	315	612	916
Interest and dividend income	6	7	14	22
Interest expense	(66)	(136)	(196)	(371)
Net interest from unconsolidated affiliates and non-controlled interests	(6)	(12)	(19)	(34)
Net (loss) gain on foreign currency transactions	—	(10)	—	10
Net gain on asset dispositions and other	4	13	76	36
Loss from non-operating affiliates	(4)	(4)	(13)	(12)
Income Before Taxes and Minority and Non-Controlled Interests	137	173	474	567
Provision for income taxes	(47)	(54)	(108)	(198)
Minority and non-controlled interests, net	(1)	(2)	(11)	(4)
Net Income	$89	117	355	365
Basic Earnings Per Share	$.23	.30	.93	.95
Diluted Earnings Per Share	$.22	.29	.87	.89

See notes to consolidated financial statements.

Hilton Hotels Corporation and Subsidiaries
Consolidated Balance Sheets
(in millions)

	December 31, 2005	September 30, 2006
		(unaudited)
ASSETS
Current Assets
Cash and equivalents	$1,154	114
Restricted cash	182	265
Accounts receivable, net	312	751
Inventories	219	401
Deferred income taxes	85	97
Current portion of notes receivable, net	40	78
Other current assets	97	249
Total current assets	2,089	1,955
Investments, Property and Other Assets
Investments and notes receivable, net	707	769
Property and equipment, net	2,985	5,519
Management and franchise contracts, net	302	1,210
Leases, net	107	388
Brands	970	2,683
Goodwill	1,216	3,847
Other assets	367	622
Total investments, property and other assets	6,654	15,038
Total Assets	$8,743	16,993
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$772	1,795
Current maturities of long-term debt	47	422
Current maturities of non-recourse debt and capital lease obligations of non-controlled entities	—	10
Income taxes payable	45	51
Total current liabilities	864	2,278
Long-term debt	3,572	7,407
Non-recourse debt and capital lease obligations of non-controlled entities	100	495
Deferred income taxes and other liabilities	1,396	3,457
Stockholders’ equity	2,811	3,356
Total Liabilities and Stockholders’ Equity	$8,743	16,993

See notes to consolidated financial statements.

Hilton Hotels Corporation and Subsidiaries
Consolidated Statements of Cash Flow
(in millions)

	Nine Months Ended September 30,
	2005	2006
	(unaudited)
Operating Activities
Net income	$355	365
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	228	321
Amortization of loan costs	6	12
Net gain on asset dispositions	(76)	(36)
Loss from non-operating affiliates	13	12
Impairment loss and related costs	7	—
Change in working capital components:
Inventories	(49)	(156)
Accounts receivable	(91)	(102)
Other current assets	(48)	(76)
Accounts payable and accrued expenses	130	(53)
Income taxes payable	1	(3)
Restricted cash	(10)	(53)
Change in deferred income taxes	73	(5)
Change in other liabilities	(36)	86
Unconsolidated affiliates’ distributions in excess of earnings	—	7
Change in timeshare notes receivable	(79)	(89)
Excess tax benefits from share-based payment arrangements	—	(9)
Other	(15)	17
Net cash provided by operating activities	409	238
Investing Activities
Capital expenditures	(322)	(357)
Additional investments	(30)	(137)
Proceeds from asset dispositions	629	609
Asset disposition proceeds held in escrow as restricted cash	(231)	—
Payments received on notes and other	39	141
Acquisitions, net of cash acquired	—	(5,460)
Net cash provided by (used in) investing activities	85	(5,204)
Financing Activities
Change in revolving loans, net of issuance costs	—	1,742
Long-term borrowings, net of issuance costs	14	2,631
Reduction of long-term debt	(11)	(472)
Issuance of common stock	56	52
Repurchase of common stock	(271)	—
Cash dividends	(31)	(46)
Excess tax benefits from share-based payment arrangements	—	9
Net cash (used in) provided by financing activities	(243)	3,916
Exchange rate effect on Cash and Equivalents	—	10
Increase (Decrease) in Cash and Equivalents	251	(1,040)
Cash and Equivalents at Beginning of Year	303	1,154
Cash and Equivalents at End of Period	$554	114

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

The consolidated financial statements for the three and nine months ended September 30, 2005 and 2006 are unaudited; however, in the opinion of management, all adjustments (which include normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

Note 2:   Purchase of Hilton International

On December 29, 2005, we announced an agreement to acquire the lodging assets of Hilton Group plc (known collectively as “Hilton International” or “HI”) for approximately £3.3 billion. On February 23, 2006, we completed the acquisition of the lodging assets of Hilton International in an all-cash transaction (the “HI Acquisition”). The HI properties that we acquired consisted of 392 hotels with 102,455 rooms, including 39 owned, 201 leased, four partially owned through joint ventures, 118 managed and 30 franchised properties. The hotels we acquired in the HI Acquisition consisted of 249 properties operated under the Hilton brand and 131 properties operated under the mid-market Scandic brand, one property operated under the Conrad brand and 11 non-branded properties. We also acquired 80 LivingWell Health Clubs, primarily in Europe, and six timeshare properties. As a result of the HI Acquisition, we now wholly own the Hilton HHonors Worldwide frequent guest program and the Hilton Reservations Worldwide reservation system, both of which were previously owned equally by us and HI. We also obtained worldwide ownership of the luxury Conrad hotel brand, which had been operated as a joint venture between us and HI since 2002. As a result of the HI Acquisition, we now own all the rights to the Hilton and Conrad brands, including the right to develop these brands, along with all of our other proprietary brands, on a worldwide basis. Results of operations in the first nine months of 2006 include the results of operations of the acquired properties from February 23, 2006.

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

Allocation of Purchase Price

Statement of Financial Accounting Standard (“FAS”) No. 141, “Business Combinations,” requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to, quoted market prices, expected future cash flows, current replacement costs, market rate assumptions and appropriate discount and growth rates.

Under the purchase method of accounting, the assets and liabilities of Hilton International were recorded at their respective fair values as of the date of the acquisition. We are in the process of finalizing internal studies and third-party valuations of assets, including investments, property and equipment, intangible assets and certain liabilities, including deferred tax liabilities. The fair values set forth below are based on preliminary valuations and are subject to adjustment as additional information is obtained. When finalized, adjustments to goodwill may result. In the 2006 second quarter, we reduced the goodwill balance by approximately $125 million reflecting an adjustment to the preliminary other liabilities allocation. In the 2006 third quarter, goodwill was reduced by approximately $64 million, resulting from adjustments to the preliminary purchase price allocations of property and equipment, amortizable intangible assets and deferred income taxes to reflect revised fair values based primarily on actual and anticipated asset sale transactions. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

Preliminary
Fair Value
(in millions)
Current assets, including $467 in cash and equivalents	$971
Property and equipment	2,896
Amortizable intangible assets	1,048
Brands	1,650
Goodwill	2,528
Other assets	271
Current liabilities	(1,310)
Long-term debt, including capital lease obligations	(607)
Deferred income taxes	(1,401)
Other liabilities	(292)
$5,754

Pro Forma Financial Information

The following pro forma consolidated results of operations assume that the HI Acquisition was completed as of January 1, 2005 and 2006 for the three and nine months ended September 30, 2005 and 2006, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(unaudited)		(unaudited)
	(in millions, except per share amounts)
Total revenue	$2,063	2,207	6,247	6,443
Net income	$88	117	330	345
Diluted earnings per share	$.22	.29	.81	.84

The pro forma amounts represent the historical operating results of Hilton Hotels Corporation and Hilton International with adjustments for purchase price allocation and for translation from International Financial Reporting Standards (“IFRS”) to United States Generally Accepted Accounting Principles (“US GAAP”).

Goodwill and Intangible Assets Acquired

Goodwill resulting from the HI Acquisition totaled approximately $2.53 billion. We do not expect any of the goodwill to be tax deductible. Goodwill has been assigned to our segments as follows:  Hotel ownership—$1.44 billion; and Managing and Franchising—$1.09 billion. We also have an intangible asset relating to the brand names acquired in the HI Acquisition totaling $1.65 billion as of the acquisition date. Goodwill and brands are considered to have indefinite lives and are not amortized, but rather are reviewed annually for impairment or more frequently if indicators of impairment exist.

Intangible assets with definite lives subject to amortization acquired in the HI Acquisition are as follows:

	Preliminary	Weighted-Average
	Fair Value	Amortization Period
	(in millions)	(in years)
Leases	$332	29
Management contracts	633	20
Franchise contracts	83	12
	$1,048	22

Note 3:   Earnings Per Share (EPS)

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding totaled 381 million and 383 million for the three and nine months ended September 30, 2005 and 386 million and 385 million for the three and nine months ended September 30, 2006, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of stock-based compensation and convertible securities increased the weighted-average number of common shares by 34 million for each of the three and nine months ended September 30, 2005 and 2006. In addition, the increase to net income resulting from interest on convertible securities assumed to have not been paid was $3 million for both of the three month periods ended September 30, 2005 and 2006, and $9 million for both of the nine month periods ended September 30, 2005 and 2006. The sum of basic and diluted EPS for the first three quarters of 2006 differs from the year to date EPS due to the required method of computing EPS in the respective periods.

Note 4:   Stock-Based Compensation

As of September 30, 2006, we maintained three stock plans with substantially identical terms that provide for the grant of options, in addition to the 2004 Omnibus Equity Compensation Plan (“2004 Plan”) which provides for the grant of options, stock units, performance units and other stock-based awards. At September 30, 2006, there were approximately 20 million shares available for issuance under the 2004 Plan and no authorized shares remaining available for grant under the other three stock plans.

Effective January 1, 2006, we adopted FAS 123R, “Share-Based Payment.” In accordance with the modified prospective transition method of FAS 123R, financial results for prior periods have not been restated. We recognize compensation expense on a straight-line basis over the requisite service period of the award, taking into consideration the applicable estimated forfeiture rates. Compensation expense associated with performance awards is subject to adjustments for changes in estimates relating to whether the performance objective will be achieved (see Restricted Stock Units, below). Total pre-tax compensation expense included in net income was $4 million and $15 million for the three and nine months ended September 30, 2005, respectively, and $11 million and $30 million for the three and nine months ended September 30, 2006, respectively. The adoption of FAS 123R resulted in incremental pre-tax expense of $4 million ($2 million, net of tax) and $12 million ($7 million, net of tax) for the three and nine month periods ending September 30, 2006, respectively. The impact to both basic and diluted EPS was $.01 and $.02 for the three and nine month periods ended September 30, 2006, respectively.

Prior to the adoption of FAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. FAS 123R requires that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Such amounts totaled $9 million for the nine months ended September 30, 2006. As of September 30, 2006, there was $81 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 20 months.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(in millions, except per share amounts)
Net income:
As reported	$89	117	355	365
Add back: Compensation expense included in reported net income, net of tax	3	6	10	18
Deduct: Fair-value compensation expense for all awards, net of tax	(5)	(6)	(17)	(18)
As adjusted	$87	117	348	365
Basic earnings per share:
As reported	$.23	.30	.93	.95
As adjusted	$.23	.30	.91	.95
Diluted earnings per share:
As reported	$.22	.29	.87	.89
As adjusted	$.22	.29	.86	.89

The total intrinsic value of stock options exercised was $42 million and $52 million during the nine months ended September 30, 2005 and 2006, respectively. The total fair value of restricted stock units vested was $8 million and $15 million during the nine months ended September 30, 2005 and 2006, respectively.

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

We granted 400,000 stock options in the three months ended March 31, 2005 and 2,530,165 stock options in the three months ended March 31, 2006 with weighted-average exercise prices of $22.19 and $25.35 per share, respectively, and estimated weighted-average grant date fair values of approximately $13.12 and $13.44 per share, respectively. No options were granted in the second and third quarters of 2005 and 2006. Cash received from options exercised under all share-based payment arrangements in the three and nine months ended September 30, 2006 was $10 million and $52 million, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled $4 million and $21 million for the three and nine months ended September 30, 2006, respectively.

The fair values of the options granted in 2006 were estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used an expected volatility rate of 55%, dividend yield of 0.7%, expected term of 6 years, and a weighted-average risk-free interest rate of 4.5%. Volatility is based on historical information with terms consistent with the expected life of our non-qualified stock options. The risk-free rate is based on the quoted treasury yield curve at the time of grant, with terms consistent with the expected life of our non-qualified stock options. The dividend yield is based on the current annual dividend payment of $0.16 per share.

A summary of stock option activity under our equity plans for the nine months ended September 30, 2006 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
Option Activity	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(years)	(in millions)
Balance at December 31, 2005	16,896,920	$14.52
Granted	2,530,165	25.35
Exercised	(3,989,852)	13.10
Forfeited	(145,423)	18.56
Balance at September 30, 2006	15,291,810	16.65	5.2	$254
Exercisable at September 30, 2006	9,030,956	12.34	4.6	$111

Restricted Stock Units

During the nine months ended September 30, 2005 and 2006, we awarded restricted stock under our 2004 Plan in the form of time-based units (“TBU”) and performance-based units (“PBU”). TBU awards generally vest annually in a straight-line method over four years. PBU awards have a performance and vesting period established by our Compensation Committee, which was three years for the PBUs granted in 2005 and 2006. PBUs are payable from 0% to 150% of the target amount depending upon on the level of achievement of performance goals established by the Compensation Committee. Compensation expense for the TBU awards is measured at the fair value of the underlying stock at the date of grant. Compensation expense associated with the PBU awards is subject to adjustments for changes in estimates relating to the achievement of the established performance goals.

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

With respect to the Special Grants, the PBUs have a performance and vesting period ending on December 31, 2007, and the TBUs and stock options vest in full on January 5, 2008. On March 31, 2006, the Compensation Committee cancelled the Original 2005 PBUs, except for grants made to certain executive officers. With respect to those executive officers, following the December 31, 2007 simultaneous close of the performance periods for both the Original 2005 PBUs and the PBU portion of the Special Grants, the Compensation Committee will assess our overall performance in relation to the performance objectives established for the Original 2005 PBUs and the PBU portion of the Special Grants and the individual performance of each holder of those units and determine what payment is warranted based on such performance. The Compensation Committee believes that the amount payable with respect to the Original 2005 PBUs based on actual performance will be minimal or zero at the end of the full performance period. However, in the unlikely event that any amount becomes payable with respect to the Original 2005 PBUs, the Compensation Committee may nevertheless exercise its discretionary authority under the Original 2005 PBUs and the PBU portion of the Special Grants to reduce the amount payable thereunder so that the total compensation paid to each holder reflects the Compensation Committee’s intent with regard to appropriate pay-for-performance under both grants and remains fair and reasonable in light of both company and individual performance over the period.

In the three months ended March 31, 2006, we granted 2,845,001 TBUs and 910,272 PBUs with weighted-average grant date fair values of approximately $23.69 and $24.30 per share, respectively. The TBUs vest in full on January 5, 2009 and the PBUs have a performance and vesting period ending on December 31, 2008. On March 31, 2006, the Compensation Committee adjusted the 2006 PBU grants for all recipients as follows: (i) the target number of PBUs granted to each recipient was reduced by 50%; and (ii) each recipient received a nonqualified stock option grant under the 2004 Plan at a fair market value exercise price of $25.53, which vests in three equal annual installments on January 5 of each of 2007, 2008 and 2009.

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

Total incremental cost resulting from the grants made on March 31, 2006 is expected to be approximately $13 million, expensed over 33 months from the date of grant. As a result of the modification, we recognized additional compensation expense of approximately $2 million and $4 million for the three and nine months ended September 30, 2006, respectively.

In the three months ended September 30, 2006, we granted 13,540 TBUs with a grant date fair value of $27.76 per share.

A summary of the activity of TBUs and PBUs granted under our 2004 Plan for the nine months ended September 30, 2006 is as follows:

		Weighted-
		Average Grant
	Units	Date Fair Value
TBUs
Balance at December 31, 2005	2,330,078	$19.84
Granted	3,111,836	23.86
Vested	(639,402)	19.62
Forfeited	(303,846)	21.29
Balance at September 30, 2006	4,498,666	22.55
PBUs
Balance at December 31, 2005	1,519,907	$19.84
Granted	1,620,328	24.84
Forfeited	(66,169)	20.84
Cancelled	(1,459,871)	23.50
Balance at September 30, 2006	1,614,195	21.50

Supplemental Retention and Retirement Plan

We also provide supplemental retirement benefits to eligible senior officers in the form of stock units that settle in shares of our common stock on a one-for-one basis. The compensation expense associated with the benefits is expensed over the four-year vesting period. At September 30, 2006, an insignificant amount of stock units remain unvested. The pre-tax compensation expense under these plans was not significant in the three and nine months ended September 30, 2005 and 2006.

Note 5:   Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(in millions)		(in millions)
Net income	$89	117	355	365
Change in unrealized gains and losses, net of tax	—	(11)	—	(8)
Cash flow hedge adjustment, net of tax	1	(1)	2	(1)
Cumulative translation adjustment, net of tax	—	(66)	(1)	131
Comprehensive income	$90	39	356	487

Note 6:   Synthetic Fuel Investment

In August 2004, we acquired a 24 percent minority interest in a coal-based synthetic fuel facility for approximately $32 million. Our investment is accounted for using the equity method as we lack a controlling financial interest. The facility produced operating losses, our proportionate share of which totaled approximately $4 million and $13 million for the three and nine months ended September 30, 2005, respectively, and $4 million and $12 million for the three and nine months ended September 30, 2006, respectively. These losses are reflected as loss from non-operating affiliates in the accompanying consolidated statements of income.

The synthetic fuel produced at this facility qualifies for tax credits (based on Section 45K of the Internal Revenue Code) which reduce our provision for income taxes. The tax credits, combined with the tax benefit associated with the operating losses, totaled approximately $6 million and $18 million for the three and nine months ended September 30, 2005, respectively, and $4 million and $12 million for the three and nine months ended September 30, 2006, respectively. As a result, the net benefit to our net income from the investment was approximately $2 million and $5 million for the three and nine months ended September 30, 2005, respectively, and no benefit for the three and nine months ended September 30, 2006.

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

We have three tranches of long-term debt denominated in foreign currencies which qualify as hedges of the foreign currency exposure of our net investment in foreign operations acquired as part of the HI Acquisition. The gains or losses on the long-term debt are included in accumulated other comprehensive income as part of the cumulative translation adjustment to the extent that the instruments are effective as a hedge.

We assess on a quarterly basis the effectiveness of our hedges in offsetting the variability in the cash flow or fair values of the hedged obligations. There were no amounts recognized or reclassified into earnings for the nine months ended September 30, 2005 or 2006 due to hedge ineffectiveness or due to excluding from the assessment of effectiveness any component of the derivatives.

In January 2006, we entered into a derivative contract covering 1.85 million barrels of oil relating to our investment in a synthetic fuel facility. This contract is effective for the calendar year ending December 31, 2006. The contract involves two call options that provide for net cash settlement at expiration based on the full year 2006 average trading price of oil in relation to the strike price of the options. If the average price of oil in 2006 is less than $68.50 per barrel, the derivative will yield no payment. If the average price of oil exceeds $68.50 per barrel, the derivative will yield a payment equal to the excess of the average price over $68.50 per barrel, up to a maximum price per barrel of $72.50. The purpose of the transaction is to provide economic protection against an increase in oil prices that could limit or eliminate the amount of tax credits available under Section 45K of the Internal Revenue Code to the point of a negative return on our investment. The strike prices of the two options are intended to approximate the price ranges under which the expected tax credits could be reduced to an amount which no longer covers our after-tax production costs in the investment for the 2006 calendar year. This agreement does not qualify for hedge accounting and, as a result, changes in the fair value of the derivative agreement are reflected in earnings. Results include pre-tax losses of $4 million and $2 million for the three and nine months ended September 30, 2006, respectively, resulting from changes in the market value of this derivative contract. These amounts are included in net gain on asset dispositions and other in the accompanying consolidated statements of income.

Note 8:   Debt

Long-term debt at December 31, 2005 and September 30, 2006 is as follows:

	December 31,	September 30,
	2005	2006
	(in millions)
Industrial development revenue bonds at adjustable rates, due 2015	$82	82
Senior notes, with an average rate of 8.0%, due 2007 to 2031(1)	2,040	2,042
Mortgage notes, 5.8% to 8.6%, due 2010 to 2016	310	282
7.95% Collateralized borrowings, due 2010	463	456
Chilean inflation-indexed note, effective rate of 7.65%, due 2009(1)	148	144
3.375% Contingently convertible senior notes due 2023	575	575
Capital lease obligations, 6.34% to 8.75%, due 2006 to 2097	1	137
Term loan A, at adjustable rates, due 2011	—	2,007
Term loan B, at adjustable rates, due 2013	—	284
Revolving loans, at adjustable rates, due 2011	—	1,781
Other	—	39
	3,619	7,829
Less current maturities of long-term debt	(47)	(422)
Net long-term debt	$3,572	7,407

(1)          Interest rates include the impact of interest rate swaps.

In addition to our long-term debt, our consolidated balance sheet includes debt and capital lease obligations related to variable interest entities consolidated under FIN 46R that are non-recourse to us. Non-recourse debt and capital lease obligations of non-controlled entities at December 31, 2005 and September 30, 2006 are as follows:

	December 31,	September 30,
	2005	2006
	(in millions)
Mortgage note, 5.97%, due 2007	$100	100
Capital lease obligations, 6.34%, due 2006 to 2025	—	375
Other	—	30
	100	505
Less current maturities of non-recourse debt and capital lease obligations of non-controlled entities	—	(10)
Net non-recourse debt and capital lease obligations of non-controlled entities	$100	495

Debt maturities, including non-recourse debt and capital lease obligations of non-controlled entities, are as follows:

September 30,	(in millions)
2007	$432
2008	547
2009	184
2010	278
2011	4,624
Thereafter	2,269
Total	$8,334

In February 2006, in connection with the HI Acquisition (see “Note 2: Purchase of Hilton International”), we entered into new senior credit facilities in an aggregate principal U.S. dollar equivalent of approximately $5.75 billion with a syndicate of financial institutions. These facilities replaced our $1 billion revolving credit facility and are secured by a pledge of the capital stock of certain of our wholly-owned subsidiaries. The senior credit facilities consist of the following:

•      U.S. Dollar Denominated Revolver—5 year, $3.25 billion available in U.S. dollars, British Pounds Sterling, Euros and Swedish Kronor or other currencies acceptable to the administrative agent. Interest is at a variable rate depending upon our leverage ratio and senior debt ratings, with initial borrowings at applicable LIBOR plus 150 basis points (which includes a 25 basis point annual facility fee). The capacity under our revolver was also used to support certain outstanding letters of credit. Total revolving debt capacity of approximately $1.273 billion was available to us at September 30, 2006.

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

Subsequent to our announcement in December 2005 of our agreement to acquire the lodging assets of Hilton Group plc, Standard & Poor’s Ratings Group lowered our senior debt rating from BBB- to BB. In addition, Moody’s Investor Services lowered our senior debt rating from Baa3 to Ba2. These downgrades are reflected in the interest rates and facility fee of our new $5.75 billion senior credit facilities. Under the terms of the senior credit facilities, proceeds, if any, from the sale of certain owned properties acquired as part of the HI Acquisition are required to be used for the repayment of our senior credit facilities. In addition, we expect that excess cash flow, if any, will be used to repay outstanding debt balances.

Note 9:    Leases

We lease hotel properties and land under operating leases. As of September 30, 2006, we lease 206 hotels, of which 199 are operating leases and seven are capital leases. Our hotel leases may require the payment of fixed rent payments, variable rent payments based on a percentage of revenue or income, or the payment of rent equal to the greater of a minimum fixed rent or variable rent based on a percentage of revenue or income. Our hotel leases expire through December 2097, with varying renewal options. Our land leases represent ground leases for certain owned hotels and, in addition to minimum rental payments, may require the payment of additional rents based on varying percentages of revenue or income.

Minimum lease commitments under non-cancelable operating and capital leases are as follows:

	Operating	Capital	Non-Recourse
September 30,	Leases	Leases	Capital Leases
	(in millions)
2007	$297	14	30
2008	294	15	30
2009	278	16	31
2010	270	47	30
2011	262	7	31
Thereafter	2,939	172	458
	$4,340	271	610
Less imputed interest at 6.34%		(134)	(235)
Present value of net minimum lease payments		$137	375

Note 10:   New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123R, “Share-Based Payment,” which eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method. Pro forma disclosure is no longer an alternative. FAS 123R also requires that the tax benefit associated with these share-based payments be classified as financing activities in the statement of cash flow rather than operating activities as previously permitted. In April 2005, the Securities and Exchange Commission (“SEC”) adopted a rule that delayed adoption of FAS 123R, which we had previously been required to adopt no later than July 1, 2005. The SEC’s rule allows companies to implement FAS 123R at the beginning of their next fiscal year, and as such, we adopted FAS 123R effective January 1, 2006.

As permitted by FAS 123R, we previously accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognized no compensation expense for employee stock options. Had we adopted FAS 123R in prior periods, the impact of the standard would have approximated the impact of FAS 123R as described in the disclosure of pro forma net income and earnings per share in Note 4. See “Note 4: Stock-Based Compensation” for further information.

In December 2004, the FASB issued FAS 152, “Accounting for Real Estate Time-Sharing Transactions.” FAS 152 amends existing accounting guidance to reference the financial accounting and reporting guidance for real estate time-sharing transactions provided in AICPA Statement of Position 04-02, “Accounting for Real Estate Time-Sharing Transactions.” FAS 152 is effective for our financial statements issued after January 1, 2006. The new accounting guidance requires, among other things, that costs incurred to sell timeshare units generally be charged to expense as incurred, including indirect sales and marketing expenses. The new standard also requires a change in the classification of certain items previously reported as expenses, requiring these items to be reflected as reductions of revenue. The new classifications have not affected timeshare operating income, and operating margin has improved.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, “Accounting for Income Taxes.”  Effective January 1, 2007, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the impact that FIN 48 will have on our financial statements.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability, respectively, in its balance sheet and to recognize changes in that funded status as unrealized gain or loss through accumulated other comprehensive income when the changes occur. FAS 158 also requires an employer to measure its defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end (with limited exceptions). FAS 158 is effective for our fiscal year ending December 31, 2006. We are currently evaluating the impact that FAS 158 will have on our financial statements.

Note 11:   Variable Interest Entities

As part of the HI Acquisition on February 23, 2006, we acquired a minority ownership interest in three joint ventures that lease hotels which are managed by us. We have variable interests, as defined in FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”), which expose us to the majority of expected cash flow variability of the joint ventures. As a result, we are considered to be the primary beneficiary under FIN 46R, and are required to consolidate the balance sheet and results of operations of the joint ventures. In addition, two of the hotel leases are accounted for as capital leases under FAS 13, “Accounting for Leases.”  As of September 30, 2006, our consolidated balance sheet includes the assets and liabilities of these non-controlled joint ventures, including $15 million of cash and equivalents and $405 million of debt and capital lease obligations, which are non-recourse to us.

The net equity of the hotels is a retained deficit of approximately $76 million at September 30, 2006, and is reflected on our consolidated balance sheet in other assets. The revenue and operating expenses of these properties are included in leased hotel revenue and expenses in the consolidated statements of income. The net effect of the earnings of these properties applicable to other ownership interests is eliminated from our consolidated results through minority and non-controlled interest expense in the consolidated statements of income.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(in millions)		(in millions)
Revenue
Hotel Ownership	$530	1,354	1,679	3,552
Managing and Franchising	430	701	1,251	1,870
Timeshare	142	152	424	508
	$1,102	2,207	3,354	5,930
Operating income:
Hotel Ownership	$111	233	332	620
Managing and Franchising	109	146	312	438
Timeshare	33	40	111	133
Corporate and other unallocated expenses	(50)	(104)	(143)	(275)
Total operating income	203	315	612	916
Interest and dividend income	6	7	14	22
Interest expense	(66)	(136)	(196)	(371)
Net interest from unconsolidated affiliates and non-controlled interests	(6)	(12)	(19)	(34)
Net (loss) gain on foreign currency transactions	—	(10)	—	10
Net gain on asset dispositions and other	4	13	76	36
Loss from non-operating affiliates	(4)	(4)	(13)	(12)
Income before taxes and minority and non-controlled interests	137	173	474	567
Provision for income taxes	(47)	(54)	(108)	(198)
Minority and non-controlled interests, net	(1)	(2)	(11)	(4)
Net Income	$89	117	355	365

Segment assets are as follows:

	December 31,	September 30,
	2005	2006
	(in millions)
Assets
Hotel Ownership	$4,283	10,213
Managing and Franchising	2,083	5,336
Timeshare	659	974
Corporate and other	1,718	470
Total assets	$8,743	16,993

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

To the extent we realize a gain from the sale of real estate and maintain significant continuing involvement in the form of a long-term management contract, the gain is deferred and recognized in earnings over the term of the contract. Results include the recognition of pre-tax deferred gains totaling $6 million and $14 million in the three and nine months ended September 30, 2005, respectively, and $9 million and $28 million in the three and nine months ended September 30, 2006, respectively.

First Nine Months of 2006

In the first quarter of 2006, we acquired the long-term management contracts for the Hilton Dallas Anatole, in Texas; the Grand Wailea Resort Hotel & Spa on the island of Maui in Hawaii; the Arizona Biltmore Resort & Spa in Phoenix, Arizona; and the La Quinta Resort & Club in La Quinta, California.

On February 23, 2006, we completed the acquisition of the lodging assets of Hilton Group plc for approximately £3.3 billion in an all-cash transaction. See “Note 2: Purchase of Hilton International” for further information.

In March 2006, we completed the sale of two wholly-owned hotels. The Pointe Hilton Tapatio Cliffs in Arizona was sold for cash of approximately $85 million, resulting in a pre-tax loss of approximately $33 million. The sale of the Pointe Hilton Tapatio Cliffs resulted in a reduction in our consolidated goodwill balance of approximately $10 million. The Hilton Minneapolis in Minnesota was sold for approximately $92 million in cash, resulting in a pre-tax loss of approximately $5 million. We have retained long-term management agreements on both of the aforementioned properties. In addition to the sales of these wholly-owned hotels, we sold our minority interest in the Hilton Time Square in New York, a joint venture property, for cash of approximately $27 million, resulting in a pre-tax gain of approximately $11 million.

In May 2006, in connection with the sale of the Hilton Pittsburgh in Pennsylvania, we received cash of approximately $17 million, resulting in a pre-tax gain of approximately $8 million. The hotel will continue to operate as a Hilton-branded property under the terms of a 20-year franchise agreement. In addition, we sold our minority interest in the Embassy Suites Hotel San Diego-La Jolla in California, a joint venture property, for cash of approximately $5 million, resulting in a pre-tax loss of approximately $2 million.

During the three months ended September 30, 2006, we sold certain assets acquired as part of the HI Acquisition. The assets sold include the Hilton Toronto Airport, the Hilton Toronto Downtown, the Hilton Quebec City, the Hilton Montreal Airport and the Hilton Saint John, all in Canada; the Wembley hotel in the United Kingdom; the stand alone LivingWell Premier Health and Fitness Clubs; and the leasehold in the Drake Hotel in Chicago. We have retained multi-year management agreements on all of the international dispositions excluding LivingWell. Proceeds from the dispositions totaled a U.S. dollar equivalent of approximately $467 million as of the transaction dates. No gains or losses have been recognized in earnings related to the sale of assets previously acquired as part of the HI Acquisition. In accordance with FAS 141, “Business Combinations,” the preliminary purchase price allocation has been adjusted to reflect revised fair values based on the sales transactions, with the differences between the preliminary and final valuations reflected in goodwill. See “Note 2: Purchase of Hilton International” for further information.

The $36 million net gain on asset dispositions and other in our consolidated statements of income for the nine months ended September 30, 2006 also includes $33 million of gains on settlement recoveries related to mold found in certain areas of the Hilton Hawaiian Village in 2002, an $18 million gain on sales of certain marketable securities, a $9 million net gain from insurance proceeds related to Hurricane Katrina, a $2 million pre-tax loss on an oil futures derivative based on the market value of the contract at September 30, 2006 (see “Note 7: Derivative Instruments and Hedging Activities”) and $1 million in net other losses.

We have engaged Eastdil Secured, LLC to act as our broker for the sale of certain of our owned hotels. Fees earned by Eastdil related to owned hotels sold in the first nine months of 2005 and 2006 were approximately $3 million and $1 million, respectively. Benjamin V. Lambert, a director of our company, is Chairman of Eastdil.

First Nine Months of 2005

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

In June 2005, we completed the sale of seven wholly-owned and one majority-owned hotel. The Hilton Suites Phoenix in Arizona, Hilton Suites Anaheim in California and Embassy Suites Cleveland-Beachwood in Ohio were sold for cash totaling approximately $72 million, resulting in a pre-tax gain totaling approximately $16 million. Each of the hotels continues to operate under a long-term franchise agreement. In addition, we continue to manage the Hilton Suites Phoenix under a long-term management agreement. A pre-tax gain totaling approximately $13 million on the Hilton Suites Phoenix has been deferred, due to our continuing involvement in management of the hotel, and will be recognized over the life of the five-year management contract retained on this property. These three properties were sold to the RLJ Urban Lodging Fund, a hotel investment fund created by RLJ Development, LLC (RLJ). Robert L. Johnson was a director of our company and the Chairman and Chief Executive Officer of RLJ at the time of the sale.

The Doubletree Bellevue in Washington was sold in June 2005 for approximately $49 million in cash, resulting in a pre-tax loss of approximately $13 million. The Hilton Suites Brentwood in Tennessee was sold for approximately $6 million in cash, resulting in a pre-tax loss of approximately $5 million. The Hilton Alexandria in Virginia was sold for cash of approximately $93 million, resulting in a pre-tax gain of approximately $37 million, and the Hilton Charlotte in North Carolina was sold for cash of approximately $56 million, resulting in a pre-tax gain of approximately $5 million. The sale of the Hilton Charlotte resulted in a reduction in our consolidated goodwill balance of approximately $3 million. We retain long-term franchise agreements on each of the aforementioned properties.

Also in June 2005, we sold the majority-owned Hilton Glendale in California for cash of approximately $80 million, resulting in a pre-tax gain of approximately $30 million. Amounts attributable to the minority partner, totaling approximately $7 million on a pre-tax basis, are reflected in the consolidated statements of income, net of tax, in minority and non-controlled interests, net. We retain a long-term franchise agreement on the hotel.

In addition to the sales of wholly-owned and majority-owned hotels, we sold our minority or non-controlling interests in five joint venture hotel properties in the 2005 second quarter. Proceeds totaled approximately $26 million, resulting in a pre-tax gain of approximately $6 million.

In July 2005, we sold the Hilton East Brunswick in New Jersey for cash of approximately $43 million. Results in the nine months ended September 30, 2005 included an impairment charge of $2 million to reduce this asset to its fair market value. We managed the hotel on a short-term basis and retain a long-term franchise agreement. Also in July 2005, we sold our minority interests in eight joint venture hotels. Proceeds totaled approximately $2 million. Results for the nine months ended September 30, 2005 included an impairment charge of $3 million to reduce the joint venture investment to its fair market value.

In August 2005, we sold the Palmer House Hilton in Illinois for cash of approximately $230 million. We continue to manage the Palmer House Hilton under a long-term management agreement. A pre-tax gain totaling approximately $168 million has been deferred, due to our continuing involvement in management of the hotel, and will be recognized over the ten-year life of the management contract retained on this property.

The $76 million net gain on asset dispositions and other in our consolidated statements of income for the 2005 first nine months also includes a $7 million unrealized gain on our oil futures derivative based on the market value of the contract at September 30, 2005. Also included in the 2005 period are a net gain of $1 million related to excess proceeds received on the disposition of certain management and franchise agreements to which value had been assigned, and a $1 million gain on the sale of other fixed assets. The asset dispositions in the first nine months of 2005 also generated capital gains for tax purposes, which enabled us to utilize capital loss tax carryforwards that had been fully reserved. The utilization of these capital loss carryforwards resulted in a net benefit to our income tax provision of approximately $34 million in the 2005 first nine months.

In the second quarter of 2005, we completed two transactions whereby we acquired land on Hawaii’s Big Island. The first transaction occurred in April 2005 involving the acquisition of 62 acres of land on which the Hilton Waikoloa Village is located. The purchase price for this transaction was approximately $115 million. We had previously leased the land pursuant to an agreement expiring in 2061. In May 2005, we completed the second transaction whereby we acquired 112 acres of undeveloped land adjacent to one of two championship golf courses located within the Waikoloa Beach Resort for approximately $65 million.

Note 14:   Impairment Loss and Related Costs

Results in the 2005 nine-month period include pre-tax impairment loss and related costs totaling $7 million. This includes a $2 million pre-tax charge related to an owned hotel and a $3 million pre-tax charge related to our minority interests in eight joint venture hotels to reduce their respective carrying values to their estimated fair values. The hotel and joint venture interests were sold in July 2005. The charge for the nine months ended September 30, 2005 also includes a $2 million pre-tax charge in the first quarter, representing the write down of a non-hotel cost basis investment to its estimated fair value.

Note 15:   Stock Repurchases

There were no stock repurchases in the three or nine months ended September 30, 2006. In the nine months ended September 30, 2005, we repurchased a total of 12.3 million shares of our common stock at a total cost of approximately $271 million. The timing of stock purchases is at the discretion of management. As of September 30, 2006, approximately 44.7 million shares remained authorized for repurchase.

Note 16:   Guarantees

We have established franchise financing programs with third party lenders to support the growth of our brands. As of September 30, 2006, we have provided guarantees of $16 million on loans outstanding under the programs. In addition, we have guaranteed $26 million of debt and other obligations of unconsolidated affiliates and third parties, bringing our total guarantees to approximately $42 million. Approximately $13 million of our guarantees have indefinite terms, with the balance having remaining terms of one to 14 years. We also have commitments under letters of credit totaling approximately $111 million as of September 30, 2006. We believe it is unlikely that material payments will be required under our outstanding guarantees or letters of credit.

We have also provided performance guarantees to certain owners of hotels which we operate under management contracts. Most of these guarantees allow us to terminate the contract rather than fund shortfalls if specified performance levels are not achieved. In limited cases, we are obligated to fund performance shortfalls. Funding under these performance guarantees is expected to total approximately $3 million in 2006. Funding under these guarantees in future periods is dependent on the operating performance levels of these hotels over the remaining term of the performance guarantee. In the third quarter of 2006, we increased the reserve for the performance guarantee at a managed hotel by approximately $12 million for a guarantee payment required at the end of the contract term in 2012. The charge is included in other operating expenses in the accompanying consolidated statements of income. We do not anticipate losing a significant number of management contracts in 2006 pursuant to these guarantees.

Our consolidated financial statements at September 30, 2006 include liabilities of approximately $18 million for potential obligations under our outstanding guarantees.

Note 17:   Employee Benefit Plans

We have a noncontributory retirement plan (“Basic Plan”) which covers many of our U.S. non-union employees. Benefits are based upon years of service and compensation, as defined. Since December 31, 1996, employees have not accrued additional benefits under the Basic Plan. We do not expect to make any material contributions to the Basic Plan in 2006.

As a part of the HI Acquisition, we acquired several retirement plans. In the three and nine months ended September 30, 2006, we paid approximately $8 million and $18 million, respectively, in employer contributions to these plans. In addition, subsequent to the completion of the HI Acquisition, we contributed approximately $97 million to one of these plans in order to reduce the unfunded deficit. We expect our recurring total annual contributions to the plans to be approximately $26 million in 2006.

Our net periodic benefit cost for the three and nine months ended September 30, 2005 and 2006 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(in millions)		(in millions)
Expected return on plan assets	$6	12	15	33
Service cost	—	(8)	—	(19)
Interest cost	(5)	(10)	(13)	(27)
Amortization of prior service cost	—	—	(1)	(1)
Amortization of net loss	(1)	(1)	(1)	(1)
Net periodic benefit cost	$—	(7)	—	(15)

Note 18:   Hurricane Katrina

On August 29, 2005, Hurricane Katrina hit the Gulf Coast, affecting two of our consolidated hotels; the majority-owned Hilton New Orleans Riverside and the wholly-owned Hilton New Orleans Airport. Both properties suffered some physical damage, and both properties were closed to paying guests for a period following the hurricane. We have insurance policies that provide coverage for physical damage and business interruption, including lost profits. These policies also reimburse us for other costs and expenses incurred relating to the damages and losses suffered. We have recognized approximately $12 million and $19 million of insurance proceeds for business interruption for the three and nine months ended September 30, 2006, respectively. These proceeds are recorded as owned hotel revenue in the consolidated statements of income. Additionally, we have recognized approximately $3 million and $9 million of insurance recoveries related to building and property for the three and nine months ended September 30, 2006, respectively. These proceeds are recorded as net gain on asset dispositions and other in the consolidated statements of income.

Note 19:   Subsequent Events

In October 2006, we sold our minority interest in the Embassy Suites Battery Park, a joint venture property, for cash of approximately $35 million, resulting in a pre-tax gain of approximately $23 million. Additionally, we received a contract termination fee of approximately $11 million. Also in October 2006, we announced the exchange of contracts to sell two hotels located in the U.K., the Hilton London Metropole and Hilton Birmingham Metropole, for approximately $780 million. No gains or losses will be recognized in earnings related to the anticipated sale of assets previously acquired as part of the HI Acquisition. In accordance with FAS 141, “Business Combinations,” the preliminary purchase price allocation has been adjusted to reflect revised fair values based on the anticipated sales transactions, with differences between the preliminary and final valuations reflected in goodwill. See “Note 2: Purchase of Hilton International” for further information.

Note 20:   Reclassifications

The consolidated financial statements reflect certain reclassifications to prior period balances to conform with classifications adopted in 2006. These reclassifications have no effect on net income.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are engaged in the ownership, management and development of hotels, resorts and timeshare properties and the franchising of lodging properties. At September 30, 2006, our system contained 2,895 properties with approximately 497,000 rooms in approximately 80 countries. Our brands include Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Homewood Suites by Hilton, Hampton, Scandic, Conrad and the Waldorf=Astoria Collection. In addition, we develop and operate timeshare resorts through Hilton Grand Vacations Company and its related entities. We are also engaged in various other activities related or incidental to the operation of hotels.

The number of properties and rooms at September 30, 2006 by brand and by type are as follows:

Brand	Properties	Rooms	Type	Properties	Rooms
Hilton	497	172,047	Owned(1)	60	31,168
Hilton Garden Inn	284	39,054	Leased	206	47,054
Doubletree	173	45,153	Joint Venture	54	17,695
Embassy Suites	180	43,791		320	95,917
Homewood Suites by Hilton	184	20,256
Hampton	1,380	137,334	Managed	340	95,527
Scandic	129	22,800	Franchised	2,201	301,320
Conrad	16	5,334		2,541	396,847
Other	18	6,995
Timeshare	34	3,740	Timeshare	34	3,740
Total	2,895	496,504	Total	2,895	496,504

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

Our results are significantly affected by occupancy and room rates achieved by hotels, our ability to manage costs, foreign currency exchange rate movements related to our international operations, the relative mix of owned, leased, managed and franchised hotels, as well as the quantity and pricing of timeshare interval sales and the change in the number of available hotel rooms and timeshare intervals through acquisition, development and disposition. Results are also impacted by economic conditions and capacity. Unfavorable changes in these factors could negatively impact hotel room demand and pricing which, in turn, could limit our ability to pass through operating cost increases in the form of higher room rates. Additionally, our ability to manage costs could be adversely impacted by significant increases in operating expenses, resulting in lower operating margins. See “Other Matters—Forward-Looking Statements” below and Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 for a description of these and other conditions that could adversely affect our results of operations.

We anticipate that a favorable economic environment will continue to benefit the lodging industry and our company during the remainder of 2006 and into 2007. A continuation of strong hotel demand among business, group and leisure travelers, combined with limited full-service hotel supply growth, should enable us to charge higher room rates. We also anticipate continued growth in our management and franchise fee business as the number of hotels in our system continues to increase. Increases in construction costs could result in downward pressure on the margins achieved by our timeshare business. Reported revenue and expenses from our timeshare business are also expected to be negatively impacted by deferrals required under percentage-of-completion accounting as we begin construction of new timeshare projects. We will continue to focus on managing our costs, achieving revenue per available room (“RevPAR”) premiums in the markets where we operate, increasing occupancy, adding new units to our family of brands, leveraging technology and delivering outstanding customer service. We believe that our focus on these core strategies, combined with our financial strength, diverse market presence, strong brands and strategically located properties will enable us to remain competitive.

In July 2006, we announced a five-year agreement with UNITE HERE termed a “partnership for future growth” which includes agreement by the parties to work together toward labor peace in cities with collective bargaining. Since the announcement, collective bargaining agreements have been reached and ratified in many key markets including New York, Chicago, Puerto Rico, San Francisco, Toronto and Honolulu. A description of certain risks relating to potential labor disputes is described under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. We cannot predict at this time when or whether new agreements will be reached relating to hotels covered by collective bargaining agreements in other cities and what the impact of prolonged negotiations may be.

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

We are in the process of finalizing internal studies and third-party valuation of assets, including investments, property and equipment, intangible assets and certain liabilities, including deferred tax liabilities. The fair values recorded at September 30, 2006 are based on preliminary valuations and are subject to adjustment as additional information is obtained. Such additional information includes, but may not be limited to, valuations of property and equipment and disposition values of certain assets acquired in the HI Acquisition. When finalized, adjustments to goodwill may result.

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

In addition to the properties added to our system in the HI Acquisition, we added a total of 164 properties, primarily franchises, with approximately 26,900 rooms to our system during the first nine months of 2006. A total of 55 properties, primarily franchises, and approximately 7,900 rooms were removed from our system during the same period. We believe the continued strong performance of our brands has enabled us to significantly enhance our development pipeline versus our industry competitors. We had more than 775 hotels, primarily franchises, with 110,000 rooms in our development pipeline at September 30, 2006. Approximately 90 percent of the hotels in the current development pipeline are in the Americas (U.S., Canada, Mexico and South America), though international development is expected to comprise an increasingly larger percentage of our unit growth within the next few years. The actual opening of hotels in our development pipeline is subject to various conditions and uncertainties.

Our ability to grow the number of hotels in our system is affected by the factors referenced under “Other Matters—Forward-Looking Statements” below and Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, such as international, national and regional economic conditions; the effects of actual and threatened terrorist attacks and international conflicts; acts of God, such as natural disasters; credit availability; relationships with franchisees and property owners; and competition from other hotel brands.

In total, we anticipate spending approximately $850 million on capital expenditures in 2006, which includes approximately $240 million for routine improvements, $305 million in hotel renovation and special projects and $305 million on timeshare projects. Routine improvements include expenditures for equipment, hotel fixtures and wall and floor coverings. Expenditures required to complete our capital spending programs will be financed through available cash flow and general corporate borrowings. Anticipated capital expenditures are subject to change due to, among other things, changes in business operations and economic conditions.

We will continue to review our owned hotel portfolio for potential repositioning or re-branding opportunities (see “Liquidity and Capital Resources—Acquisitions and Dispositions”) and we may seek to sell certain assets, including assets acquired in the HI Acquisition. It is our intention to be opportunistic when evaluating potential asset sales and we will look to sell particular hotel properties to the extent we can obtain premium prices. We are currently marketing or planning to market for sale certain of our owned and leased hotels, including six hotels located in the U.S. and 11 hotels in Europe. We are also exploring strategic alternatives for the Scandic brand, including the possible sale of all or part of the business. As discussed in “Note 13: Acquisitions and Dispositions” to the consolidated financial statements under Item 1, until the necessary approvals have been received and substantive conditions to the buyer’s obligation to perform have been satisfied, we do not consider a sale to be probable. When we sell a hotel property, it is generally our preference to retain a management or franchise agreement; however, we may sell hotels without retaining our brand.

Hotel Ownership

Capital expenditures during the first nine months of 2006 totaled approximately $357 million, consisting primarily of routine improvements and special projects at our owned and leased hotels. We continue to place a priority on making appropriate capital expenditures to maintain and upgrade our owned assets.

Managing and Franchising

Total property additions in the first nine months of 2006 included 149 franchise properties, 13 managed properties owned by third parties and two leased properties. These additions included 24 properties which, due in part to the market share leadership of our brands, were converted to our family of brands in the period. The 24 conversions include 14 Doubletrees, five Hamptons, four Hiltons and one Hilton Garden Inn.

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

Timeshare

We are currently developing new timeshare projects in Las Vegas, Nevada, Orlando, Florida, New York, New York, Honolulu and Waikoloa, Hawaii. The Waikoloa (Kohala Suites) project opened its remaining 98 units in 2006; this project contains 120 units in total. At our International Drive property in Orlando (Tuscany Village), the first five phases totaling 306 units are open and construction has begun on the next 70 units, which are scheduled to open in early 2007. Also in Orlando, we have added 48 units to our existing property adjacent to Sea World. The second phase of our property on the Las Vegas Strip, which consists of 423 units, was completed in the second quarter of 2006. Approximately 44% of the planned four-tower, 1,582-unit project has been completed.

In 2006, we began construction of a new timeshare project in Honolulu, Hawaii at the Hilton Hawaiian Village. Upon completion scheduled for late 2008, the Waikikian Tower will contain 331 units. We also began development of a new project in Waikoloa, Hawaii. Phase I of our new Waikoloa development will contain 198 units and is scheduled for completion in 2010. In September 2006, we announced our development of a new timeshare project in New York, New York on West 57th Street. Upon completion in early 2009, the 57th Street Tower will contain 161 units.

Capital expenditures associated with our timeshare operations during the first nine months of 2006 totaled $220 million. Capital expenditures include approximately $106 million to acquire land in New York City and Orlando that has been earmarked for future timeshare development. Timeshare capital expenditures are expected to total approximately $305 million this year, as we continue to invest in the development of new product in Las Vegas, Orlando, Hawaii and New York. The capital expenditures associated with our non-lease timeshare products are reflected as inventory until the timeshare intervals are sold. We also provide financing to the buyers of our timeshare intervals. During the first nine months of 2006, we issued approximately $255 million of loans related to timeshare financings. Principal collections on timeshare notes during the first nine months were approximately $166 million.

Liquidity and Capital Resources

Overview

Net cash provided by operating activities was $409 million and $238 million for the nine months ended September 30, 2005 and 2006, respectively. The decrease reflects a payment to fund a pension liability assumed in the HI Acquisition which was made subsequent to the closing of the transaction as well as payments of accounts payable and accrued expenses during the period. The decrease in cash provided also reflects net cash used in timeshare construction in excess of timeshare sales due to the purchase of land in New York and Orlando for future timeshare development.

Net cash provided by investing activities was $85 million for the nine months ended September 30, 2005 and net cash used in investing activities was $5.204 billion for the nine months ended September 30, 2006. The change primarily represents the acquisition of Hilton International in the nine months ended September 30, 2006 (see “Note 2: Purchase of Hilton International” to the consolidated financial statements under Item 1) and the acquisition of management contracts. These increases in cash used in investing activities were partially offset by an increase in payments received on notes and other. Net cash used in financing activities was $243 million for the nine months ended September 30, 2005 and net cash provided by financing activities was $3.916 billion for the nine months ended September 30, 2006. The net change between periods is primarily due to the new senior credit facilities used to partially fund the HI Acquisition, net of repayments, and share repurchases in the prior year.

Cash and equivalents decreased $1.040 billion from December 31, 2005 to $114 million at September 30, 2006 due primarily to cash being used to partially fund the HI Acquisition. Restricted cash totaled $182 million at December 31, 2005 and $265 million at September 30, 2006. Restricted cash includes cash related to certain consolidated hotels, the use of which is restricted for hotel purposes under the terms of collateralized borrowings, refundable deposits on the sale of timeshare intervals, and cash balances held by consolidated non-controlled entities.

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

Financing

In connection with the HI Acquisition in February 2006 (see “Note 2: Purchase of Hilton International” to the consolidated financial statements under Item 1), we entered into new senior credit facilities in an aggregate principal U.S. dollar equivalent amount of approximately $5.75 billion with a syndicate of financial institutions. These facilities replaced our $1 billion revolving credit facility and are secured by a pledge of the capital stock of certain of our wholly-owned subsidiaries. The senior credit facilities consist of the following:

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

At September 30, 2006, we have an aggregate principal U.S. dollar equivalent amount of approximately $4.1 billion outstanding under these facilities.

Subsequent to our announcement in December 2005 of our agreement to acquire the lodging assets of Hilton Group plc, Standard & Poor’s Ratings Group lowered our senior debt rating from BBB- to BB. In addition, Moody’s Investor Services lowered our senior debt rating from Baa3 to Ba2. These downgrades are reflected in the interest rates and facility fee of our new $5.75 billion senior credit facilities. Under the terms of the senior credit facilities, proceeds, if any, from the sale of certain owned properties acquired as part of the HI Acquisition are required to be used for the repayment of our senior credit facilities. In addition, we expect that excess cash flow, if any, will be used to repay outstanding debt balances.

Provisions under various loan agreements require us to comply with certain covenants which include limiting the amount of our outstanding indebtedness. We were in compliance with our financial covenants as of September 30, 2006.

In October 1997, we filed a shelf registration statement with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. At September 30, 2006, available financing under the shelf totaled $825 million. The terms of any additional securities offered under the shelf will be determined by market conditions at the time of issuance.

As of September 30, 2006, approximately 58% of our long-term debt, including the impact of interest rate swaps and excluding non-recourse debt and capital lease obligations of non-controlled entities, was floating rate debt.

The following table summarizes our significant contractual obligations as of September 30, 2006, including long-term debt and operating lease commitments:

		Payments Due by Period
		Less than	1 - 3	4 - 5	After 5
Contractual Obligations	Total	1 year	years	years	years
	(in millions)
Total debt	$8,334	432	731	4,902	2,269
Operating leases	4,340	297	572	532	2,939
Less: Non-recourse debt and capital lease obligations of non-controlled entities	(505)	(10)	(123)	(27)	(345)
Total contractual obligations	$12,169	719	1,180	5,407	4,863

Both total debt and operating lease commitments increased from December 31, 2005 as a result of the HI Acquisition (see “Note 2: Purchase of Hilton International” and “Note 8: Debt” to the consolidated financial statements under Item 1 for further information). Our total debt includes debt and capital lease obligations related to variable interest entities consolidated under FIN 46R that are non-recourse to us. These balances, totaling $505 million, have been deducted in arriving at the total contractual obligations as of September 30, 2006. These amounts are reflected on our consolidated balance sheets as non-recourse debt and capital lease obligations of non-controlled entities.

Development Financing and Other Commercial Commitments

We have issued guarantees in connection with development financing programs in order to support the growth of our brands. The following table summarizes our development financing and other commercial commitments as of September 30, 2006:

		Amount of Commitment
		Expiration per Period
	Total Amounts	Less than 1	1 - 3	4 - 5	After 5
Commercial Commitments	Committed	year	years	years	years
	(in millions)
Letters of credit	$111	111	—	—	—
Guarantees	42	4	17	2	19
Total commercial commitments	$153	115	17	2	19

See “Note 16: Guarantees” to the consolidated financial statements under Item 1 for further discussion of our development financing and other commercial commitments.

Acquisitions and Dispositions

In February 2006, we completed the acquisition of the lodging assets of Hilton Group plc (see “Note 2: Purchase of Hilton International” to the consolidated financial statements under Item 1 for further information). Additionally, during the first nine months of 2006, we acquired four long-term management contracts and sold nine wholly-owned hotels, two joint venture interests, one leased hotel and the LivingWell Health Club system (see “Note 13: Acquisitions and Dispositions” to the consolidated financial statements under Item 1 for further information).

Stockholders’ Equity

Dividends paid on common shares were $.04 per share for both the three-month periods ended September 30, 2005 and 2006 and $.08 and $.12 per share for the nine-month periods ended September 30, 2005 and 2006, respectively. In the first nine months of 2005, we repurchased approximately 12.3 million shares of our common stock at a total cost of approximately $271 million. No shares were repurchased in the 2006 first nine months. As of September 30, 2006, approximately 44.7 million shares remained authorized for repurchase.

Results of Operations

Comparison of fiscal quarters ended September 30, 2005 and 2006

A summary of our consolidated results for the three months ended September 30, 2005 and 2006 is as follows:

	2005	2006	% Change
	(dollars in millions, expect per share amounts)
Revenue	$1,102	2,207	100%
Operating income	203	315	55
Net income	89	117	31
Basic EPS	.23	.30	30
Diluted EPS	.22	.29	32

Revenue and operating income in the three months ended September 30, 2006 benefited from the HI Acquisition, which was completed in the first quarter of 2006. Results also benefited from strong rate increases and high demand in most of our major markets, which resulted in significant revenue per available room (“RevPAR”) gains at many of our comparable owned hotels. Management and franchise fee revenue benefited from the HI Acquisition, RevPAR growth and the addition of new units. Results in the third quarter 2006 also benefited from continued strong quarterly results for our timeshare business. Net income in the three months ended September 30, 2006 was impacted by increases in depreciation, amortization and interest expense as a result of the HI Acquisition, as well as a lower effective tax rate. An increase in net gains on asset dispositions was offset by foreign currency transaction losses in the quarter.

Revenue from owned hotels totaled $649 million in the 2006 third quarter, a 33 percent increase from $489 million in the 2005 third quarter, and total expenses in the third quarter of 2006 were up 33 percent to $464 million. Strong results at our comparable owned hotels and the impact of the HI Acquisition were partially offset by the impact of asset sales and renovation disruptions at hotels in New York and Hawaii. Total revenue from comparable owned hotels (excluding the impact of asset sales, our two owned properties in New Orleans which were impacted by Hurricane Katrina, and the results of the acquired HI owned hotels) was up six percent to $411 million from $388 million in the 2005 third quarter, while comparable owned hotel expenses increased six percent to $292 million in the 2006 third quarter from $276 million in 2005.

Comparable owned hotels reporting particularly strong results in the quarter included those in Chicago, Phoenix and Boston, all of which reported double-digit RevPAR increases. Results at the Waldorf=Astoria and at the Hilton Hawaiian Village were significantly impacted by renovation disruptions, though both properties showed strong average daily rate (“ADR”) gains. Food and beverage business at both hotels was also adversely impacted due to group business disruptions. The current renovation phases at the Waldorf=Astoria and the Hilton Hawaiian Village are scheduled to be completed in the 2006 fourth quarter. RevPAR for comparable owned properties increased 7.4 percent in the 2006 third quarter, with occupancy declining 1.2 points to 82.7 percent and ADR up 8.9 percent to $194.34.

Margins at our comparable owned hotels (revenue less expenses as a percentage of revenue for comparable owned hotels) improved 10 basis points in the quarter to 29.0 percent. The aforementioned renovation disruptions combined with higher marketing and property insurance costs impacted margins by approximately 190 basis points. Cost per occupied room increased 8.2 percent in the 2006 third quarter.

Leased hotel revenue totaled $679 million in the 2006 third quarter compared to $28 million in the 2005 third quarter, while leased hotel expenses were $578 million in the current quarter versus $24 million last year. In the 2006 period, leased hotel revenue and expenses include operations from the approximately 200 leased hotels acquired in the HI Acquisition. Prior to the HI Acquisition, we operated six leased hotels. Results from the leased hotels acquired in the HI Acquisition reflect business strength in the U.K. and continental Europe. Due to the relatively large size of the lease payments required in a hotel operating lease, leased properties operate at margins significantly lower than our owned hotels. Leased hotel revenue and expenses are included with our owned hotels in our Hotel Ownership segment results.

Management and franchise fee revenue totaled $175 million in the 2006 third quarter, a 47 percent increase from the 2005 period. Fee revenue is based primarily on rooms revenue at franchised properties and total operating revenue (and to a lesser extent gross operating profits or cash flow) at managed properties. The strong demand that benefited our owned hotels also resulted in RevPAR gains for each of our brands on a system-wide basis (including managed and franchised properties). The increase in management and franchise fees in the quarter also reflects approximately $29 million of fee revenue as a result of the HI Acquisition. Additionally, strong domestic development activity as well as the large number of conversions to management contracts resulting from our owned asset sales favorably impacted management and franchise fee revenue in the period.

Revenue from timeshare operations (included in timeshare and other income) totaled $152 million in the 2006 third quarter, compared to $142 million in the 2005 third quarter, an increase of seven percent.

Timeshare expenses for the 2006 third quarter (included in other operating expenses) were $111 million, compared to $107 million in the 2005 third quarter. Overall timeshare unit sales in the quarter were up two percent over the 2005 third quarter, while the average unit sales price increased six percent. Timeshare revenue and profitability in the quarter also benefited from higher financing income compared to the prior period.

Depreciation and amortization expense increased $48 million in the third quarter of 2006 to $118 million. This net increase reflects additional depreciation and amortization associated with the tangible and intangible assets acquired in the HI Acquisition, partially offset by a reduction in depreciation expense associated with asset sales.

Corporate Activity

Corporate expense totaled $43 million in the third quarter of 2006, an increase of $18 million from the 2005 quarter. The increase is primarily the result of incremental corporate costs related to the HI Acquisition and the expensing of stock options under FAS 123(R). Corporate expense is not allocated among our reportable business segments. Other operating expenses in the 2006 third quarter include a $12 million pre-tax charge to increase a performance guarantee reserve for a managed hotel (see “Note 16: Guarantees” for further information).

Interest expense, net of amounts capitalized, increased $70 million compared to the 2005 third quarter, due primarily to borrowings under our new senior credit facilities in order to partially fund the HI Acquisition. Net interest expense from unconsolidated affiliates and non-controlled interests increased $6 million over the 2005 third quarter, reflecting the consolidation of additional non-controlled interests following the HI Acquisition.

The net loss on foreign currency transactions of $10 million is primarily the result of the repayment of foreign currency denominated debt in the period, as well as foreign currency movement on intercompany loans that are deemed to be short-term in nature.

The $13 million net gain on asset dispositions and other in the 2006 third quarter includes a $17 million gain from the sale of certain marketable securities and $4 million of other gains. These gains were partially offset by a $4 million pre-tax loss on derivative instruments, a $2 million loss on the write-off of values assigned to certain long-term management and franchise agreements that were terminated and $2 million of other losses. The $4 million gain on asset dispositions and other in the 2005 third quarter is primarily due to pre-tax gains on derivative instruments.

The loss from non-operating affiliates totaling $4 million in each of the 2005 and 2006 third quarters represents equity losses associated with our 24 percent minority interest in a coal-based synthetic fuel facility. The synthetic fuel produced at this facility qualifies for tax credits (based on Section 45K of the Internal Revenue Code) which reduce our provision for income taxes.

The effective income tax rate for the third quarter of 2006 decreased to 31% from 34% in the third quarter of 2005. The effective rate in the third quarter of 2006 reflects the utilization of Section 45K synthetic fuel production credits of approximately $2 million. Excluding the impact of these credits, the effective tax rate was approximately 32% for the third quarter of 2006. The effective rate in the third quarter of 2005 includes a benefit from the utilization of Section 45K synthetic fuel production credits of approximately $4 million and net state tax credits of approximately $2 million. Excluding the impact of these tax credits, the effective tax rate was 39% for the third quarter of 2005. The reduction in effective rate is due to our ability to utilize more foreign tax credits resulting primarily from the sale of the five Canadian hotels in the 2006 third quarter. Our effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

Hotel Statistics

Pro forma RevPAR for North American owned hotels and system-wide for the three months ended September 30, 2005 and 2006 is as follows:

	North America
	(U.S. owned)(1)
	Three Months Ended September 30,
	2005	2006	% Change
Hilton	$157.33	168.07	6.8%
All other	97.39	111.24	14.2
Total	149.59	160.69	7.4

(1)          Statistics are presented pro forma as if the acquisition of Hilton International had occurred January 1, 2005. Includes comparable North America (U.S.) hotels in the system as of September 30, 2006 which were in the system of HHC or HI since January 1, 2005. Excludes the Company’s owned hotels in New Orleans due to Hurricane Katrina.

	System-wide(2)
	Three Months Ended September 30,
	2005	2006	% Change
Hilton	$101.69	111.70	9.8%
Hilton Garden Inn	77.90	83.65	7.4
Doubletree	81.75	89.53	9.5
Embassy Suites	99.75	108.02	8.3
Homewood Suites by Hilton	79.69	84.73	6.3
Hampton	68.46	73.63	7.6
Scandic	69.07	75.26	9.0
Conrad	104.85	118.95	13.4
Other	111.57	127.57	14.3
Total	86.07	93.69	8.9

(2)          Statistics are presented pro forma as if the acquisition of Hilton International had occurred January 1, 2005. Includes comparable hotels in the system as of September 30, 2006 which were in the system of HHC or HI since January 1, 2005. Excludes the Company’s owned hotels in New Orleans due to Hurricane Katrina. Excludes data for HI franchise hotels.

Comparison of nine months ended September 30, 2005 and 2006

A summary of our consolidated results for the nine months ended September 30, 2005 and 2006 is as follows:

	2005	2006	% Change
	(dollars in millions, expect per share amounts)
Revenue	$3,354	5,930	77%
Operating income	612	916	50
Net income	355	365	3
Basic EPS	.93	.95	2
Diluted EPS	.87	.89	2

Revenue and operating income in the 2006 first nine months benefited from the HI Acquisition and from strong rate increases and high demand in most of our major markets, which resulted in significant

RevPAR gains at many of our comparable owned hotels. Management and franchise fee revenue reached a new high in the first nine months of 2006 as a result of the HI Acquisition, continued RevPAR growth and the addition of new units. Results in the 2006 first nine months also benefited from strong results from our timeshare business. Net income in 2006 was impacted by increases in depreciation, amortization and interest expense due to the HI Acquisition. Net income in 2005 benefited from higher gains on property transactions compared to the 2006 first nine months, as well as a benefit to the tax provision related to the closure of IRS audits.

Revenue from owned hotels totaled $1.838 billion in the 2006 first nine months, an 18 percent increase from $1.559 billion in the 2005 first nine months, and total expenses in the first nine months of 2006 were up 18 percent to $1.321 billion. Strong results at our comparable owned hotels and the impact of the HI Acquisition were partially offset by the impact of asset sales and renovation disruptions in New York and Hawaii. Total revenue from comparable owned hotels (excluding the impact of asset sales, revenue at our two owned properties in New Orleans which were impacted by Hurricane Katrina, and the results of the acquired HI owned hotels) was up six percent to $1.211 billion from $1.139 billion in the 2005 first nine months, while comparable owned hotel expenses increased seven percent to $871 million in the 2006 first nine months from $815 million in the 2005 period.

Comparable owned hotels reporting particularly strong results in the period included those in Chicago, Atlanta, Boston, Seattle and Phoenix, all of which reported double-digit RevPAR increases. The San Francisco/San Jose market showed significant improvement, with double-digit RevPAR gains at the company’s owned hotels in those cities. RevPAR growth at the company’s owned hotels in New York City (the Waldorf=Astoria and the Hilton New York) and at the Hilton Hawaiian Village was significantly impacted by renovation disruptions, though all three properties showed double-digit average daily rate gains. RevPAR for comparable owned properties increased 8.3 percent in the 2006 first nine months, with occupancy flat at 79.5 percent and ADR up 8.4 percent to $192.28.

Margins at our comparable owned hotels (revenue less expenses as a percentage of revenue for comparable owned hotels) declined 30 basis points in the first nine months of 2006 to 28.1 percent. The aforementioned renovation disruptions combined with higher energy, marketing and property insurance costs negatively impacted margins by approximately 170 basis points. Cost per occupied room increased 7.4 percent in the 2006 first nine months compared to the 2005 period.

Leased hotel revenue totaled $1.616 billion in the 2006 first nine months compared to $87 million in the 2005 first nine months, while leased hotel expenses were $1.380 billion in the current nine months versus $77 million in the period last year. In the 2006 period, leased hotel revenue and expenses include approximately 200 leased hotels acquired in the HI Acquisition. Prior to the HI Acquisition, we operated six leased hotels. Results from the leased hotels acquired in the HI Acquisition reflect business strength in the U.K., continental Europe and the Nordic region.

Management and franchise fee revenue totaled $502 million in the 2006 first nine months, a 49 percent increase from the 2005 period. The strong demand among business, groups and leisure travelers that benefited our owned hotels also resulted in RevPAR gains for each of our brands on a system-wide basis (including managed and franchised properties). The increase in management and franchise fees in the period also reflects $67 million of fee revenue as a result of the HI Acquisition. Additionally, strong domestic development activity as well as the large number of conversions to management contracts resulting from our owned asset sales favorably impacted management and franchise fee revenue.

Revenue from timeshare operations (included in timeshare and other income) totaled $508 million in the 2006 first nine months, compared to $424 million in the 2005 first nine months, an increase of 20 percent. Timeshare expenses for the 2006 first nine months (included in other operating expenses) were $370 million, compared to $309 million in the 2005 period. Overall timeshare unit sales in the 2006 nine month period were flat, while the average unit sales price increased eight percent. Timeshare revenue and profitability in the 2006 period also benefited from higher financing income and the recognition of previously deferred revenue and expenses due to the required percentage-of-completion accounting.

Depreciation and amortization expense increased $93 million in the first nine months of 2006 to $321 million. This net increase reflects additional depreciation and amortization associated with the tangible and intangible assets acquired in the HI Acquisition, partially offset by a reduction in depreciation expense associated with asset sales.

Results in the 2005 first nine months reflect an impairment loss and related costs totaling $7 million, which includes a pre-tax charge of $5 million to reduce the value of an owned hotel and our minority interests in eight joint venture hotels to their estimated fair values and a $2 million pre-tax charge representing the write down of a non-hotel cost basis investment to its estimated fair value. The $5 million charge is included in our Hotel Ownership segment results, while the $2 million charge is not allocated among our reportable segments. There were no impairment losses in the 2006 period.

Corporate Activity

Corporate expense totaled $130 million in the first nine months of 2006, an increase of $55 million from the 2005 period. The increase is primarily the result of incremental corporate costs related to the HI Acquisition, $12 million of non-recurring charges related to the HI Acquisition and the expensing of stock options under FAS 123(R). Other operating expenses in the 2006 period include a $12 million pre-tax charge to increase a performance guarantee reserve for a managed hotel (see “Note 16: Guarantees” for further information).

Interest and dividend income increased $8 million compared to the 2005 first nine months. This increase reflects higher cash balances in the beginning of 2006 prior to the HI Acquisition, due primarily to proceeds from asset sales. Interest expense, net of amounts capitalized, increased $175 million compared to the 2005 period, due primarily to borrowings under our new senior credit facilities in order to partially fund the HI Acquisition.

The net gain on foreign currency transactions of $10 million is primarily the result of movement in the value of the British Pound prior to our completion of the HI Acquisition, which was funded in British Pounds. These gains are partially offset by foreign currency losses resulting from the repayment of foreign currency denominated debt in the 2006 third quarter. The net gain also includes the impact of foreign currency movement on intercompany loans that are deemed to be short-term in nature.

The $36 million net gain on asset dispositions and other in our consolidated statements of income for the 2006 first nine months includes net losses on asset sales of $20 million (see “Note 13: Acquisitions and Dispositions” to the consolidated financial statements under Item 1), a $33 million gain from settlement recoveries related to mold found in certain areas of the Hilton Hawaiian Village in 2002, an $18 million gain on sales of certain marketable securities, a $9 million gain related to insurance proceeds received in excess of the book value of assets written off as a result of damage from Hurricane Katrina, a $2 million pre-tax loss on derivative instruments and $2 million in net other losses. The $76 million gain on asset dispositions and other in the 2005 first nine months includes gains from asset sales of $68 million, a $7 million pre-tax gain on our oil futures derivative and a net gain of $1 million related to excess proceeds received on the disposition of certain management and franchise agreements.

The loss from non-operating affiliates totaling $12 million in the 2006 nine month period and $13 million in the 2005 nine month period represents equity losses associated with our 24 percent minority interest in a coal-based synthetic fuel facility. The synthetic fuel produced at this facility qualifies for tax credits (based on Section 45K of the Internal Revenue Code) which reduce our provision for income taxes.

The effective income tax rate for the first nine months of 2006 increased to 35% from 23% in the first nine months of 2005. The effective rate in the first nine months of 2006 reflects the utilization of Section 45K synthetic fuel production credits of approximately $7 million and a $9 million benefit due to the closure of IRS audits for the years 2002 and 2003 and the required tax treatment of certain foreign currency gains. Excluding the impact of these items, the effective tax rate was approximately 38% for the first nine months of 2006. The effective rate in the first nine months of 2005 includes a benefit of $28 million resulting primarily from the closure of IRS audits, the utilization of tax loss carryforwards associated with asset sales totaling $34 million and the utilization of Section 45K synthetic fuel production credits of approximately $13 million. The 2005 effective rate also includes net state tax credits of approximately $2 million. Excluding the impact of these items, the effective tax rate was approximately 39% for the 2005 first nine months.

Minority and non-controlled interest expense, net, decreased $7 million to $4 million in the 2006 first nine months, primarily due to a distribution to our minority partner on the sale of the Hilton Glendale in the first nine months of 2005.

Hotel Statistics

Pro forma RevPAR for North American owned hotels and system-wide for the nine months ended September 30, 2005 and 2006 is as follows:

	North America
	(U.S. owned)(1)
	Nine Months Ended September 30,
	2005	2006	% Change
Hilton	$148.08	$160.21	8.2%
All other	94.01	103.13	9.7
Total	141.10	152.81	8.3

(1)          Statistics are presented pro forma as if the acquisition of Hilton International had occurred January 1, 2005. Includes comparable North America (U.S.) hotels in the system as of September 30, 2006 which were in the system of HHC or HI since January 1, 2005. Excludes the Company’s owned hotels in New Orleans due to Hurricane Katrina.

	System-wide(2)
	Nine Months Ended September 30,
	2005	2006	% Change
Hilton	$99.67	108.48	8.8%
Hilton Garden Inn	74.17	81.47	9.8
Doubletree	79.86	88.35	10.6
Embassy Suites	97.73	107.03	9.5
Homewood Suites by Hilton	77.43	83.71	8.1
Hampton	64.07	70.01	9.3
Scandic	68.16	70.23	3.0
Conrad	102.41	112.99	10.3
Other	98.89	112.88	14.1
Total	83.23	90.71	9.0

(2)          Statistics are presented pro forma as if the acquisition of Hilton International had occurred January 1, 2005. Includes comparable hotels in the system as of September 30, 2006 which were in the system of HHC or HI since January 1, 2005. Excludes the Company’s owned hotels in New Orleans due to Hurricane Katrina. Excludes data for HI franchise hotels.

Other Matters

New Accounting Standards

See “Note 10: New Accounting Standards” to the consolidated financial statements under Item 1 for a discussion of new accounting standards.

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, those set forth in this Item 2 under the captions “The Company,” “Development and Capital Spending,” “Liquidity and Capital Resources,” “Results of Operations” and “Other Matters,” and statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “projects,” “will,” “should,” “continues” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to risks and uncertainties, including those identified above under “The Company” as well as those in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 under Item 1A “Risk Factors”, “Operations—Development” and “—Territorial Restrictions,” “Additional Information—Marketing,” “—HHonors,” “—Competition,” “—Environmental Matters” and “—Regulation and Licensing,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K

(a)                               Exhibits

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Amendment 2006-1 to the 2004 Omnibus Equity Compensation Plan, dated as of September 14, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILTON HOTELS CORPORATION
(Registrant)
Date: November 8, 2006	/s/ Robert M. La Forgia
Robert M. La Forgia
Executive Vice President and Chief Financial Officer
(Chief Accounting Officer)