Form 10-K
period 2006-12-31
HILTON HOTELS CORP
filed 2007-02-28
CIK 47580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Based upon the June 30, 2006, New York Stock Exchange closing price of $28.28 per share, the aggregate market value of the Registrant’s outstanding Common Stock held by non-affiliates of the Registrant was approximately $10.2 billion. There were 385,556,381 and 388,953,623 shares of Common Stock outstanding as of June 30, 2006 and January 31, 2007, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant’s fiscal year, are incorporated by reference under Part III.

i

ii

PART I

Item 1.                        Business

GENERAL INFORMATION

Current Operations

Hilton Hotels Corporation is engaged, together with its subsidiaries, in the ownership, management and development of hotels, resorts and timeshare properties and the franchising of lodging properties. As of December 31, 2006, our system contained 2,935 properties with approximately 501,000 rooms in 78 countries and territories. Of such properties, we owned and operated 60 hotels, leased and operated 203 hotels, owned an interest in and operated 53 hotels, managed 343 hotels owned by others and franchised 2,242 hotels owned and operated by third parties. Also included in the number of properties in our system are 34 timeshare properties which we managed.

Our hotel brands include Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Homewood Suites by Hilton, Hampton, Scandic, Conrad and the Waldorf=Astoria Collection. We develop and operate domestic timeshare resorts through Hilton Grand Vacations Company and its related entities, which we wholly own. We are also engaged in various other activities related or incidental to the operation of hotels.

Hilton was organized in the State of Delaware on May 29, 1946. Our principal executive offices are located at 9336 Civic Center Drive, Beverly Hills, California 90210, and our telephone number is (310) 278-4321.

Acquisition of Hilton International

On February 23, 2006, we consummated the acquisition of the lodging assets of Hilton Group plc (the “HI Acquisition”) including its operating subsidiary, Hilton International Co. (“HI”), for approximately £3.3 billion, equivalent to approximately $5.7 billion on the transaction date, excluding acquisition costs, in an all-cash transaction. As a result of the HI Acquisition, we believe we are one of the largest and most geographically diverse lodging companies in the world. The HI properties that we acquired consisted of 392 hotels with approximately 102,000 rooms, including 39 owned, 201 leased, four partially owned through joint ventures, 118 managed and 30 franchised properties. The hotels we acquired in the HI Acquisition consisted of 249 properties operated under the Hilton brand, 131 properties operated under the mid-market Scandic brand, one property under the Conrad brand and 11 other properties. We also acquired 80 LivingWell health clubs, primarily in Europe, and six timeshare properties. As a result of the HI Acquisition, we now wholly own the Hilton HHonors Worldwide frequent guest program and the Hilton Reservations Worldwide reservation system, both of which were previously owned equally by us and HI. We also obtained worldwide ownership of the luxury Conrad hotel brand, which had been operated as a joint venture between us and HI since 2002. As a result of the HI Acquisition, we now own all the rights to the Hilton and Conrad brands, including the right to develop these brands, along with all of our other proprietary brands, on a worldwide basis. See “Note 3: Purchase of Hilton International” to the consolidated financial statements under Part II—Item 8.

Recent Developments

Hotel Properties

•       In 2006, we commenced management of the Grand Wailea Resort Hotel & Spa in Maui, Hawaii, the Arizona Biltmore Resort & Spa in Phoenix, Arizona, the La Quinta Resort & Club in La Quinta, California and the Qasr Al Sharq in Jeddah, Saudi Arabia.  These properties, together with the Waldorf=Astoria in New York, New York, are included in our new Waldorf=Astoria Collection of luxury hotels.

•       In the fourth quarter of 2006, we announced plans to form a joint venture with real estate developer DLF Limited to develop hotel properties and serviced apartments in India. The joint venture company plans to develop and own 50 to 75 mid-scale and extended-stay hotels over the next seven years. We also announced an alliance with Deutsche Asset Management and HQ Asia Pacific in which they will develop an initial 25 Hilton Garden Inns in Beijing, Shanghai and Tianjin, China, which are expected to be franchised hotels.

•       In 2006, we sold the following assets we acquired as part of the HI Acquisition for aggregate gross proceeds of approximately $1.281 billion as of the transaction dates: the Hilton London Metropole, the Hilton Birmingham Metropole and the Wembley hotel, all in the United Kingdom; the Hilton Toronto Airport, the Hilton Toronto Downtown, the Hilton Quebec City, the Hilton Montreal Airport and the Hilton Saint John, all in Canada; the stand alone LivingWell health clubs; and the leasehold for the Drake Hotel in Chicago, Illinois. We have retained multi-year management agreements on all of these dispositions except for LivingWell.

•       In 2006, we sold three wholly owned domestic properties and our minority interest in joint ventures owning three properties. We retained management or franchise agreements on each of these properties, which included four Hiltons and two Embassy Suites.

Timeshare Properties

•       We are continuing to develop a 1,582-unit timeshare resort in Las Vegas, Nevada, of which 45 percent of the planned four-tower project has been completed.

•       We are developing or have developed three timeshare resorts in Orlando, Florida: a 440-unit resort at Tuscany Village on International Drive, of which 376 units are opened; a completed resort adjacent to Sea World, of which 48 units were added in 2006; and a new resort at Ruby Lake, of which the first phase is expected to contain 141 units.

•       In Waikoloa, Hawaii, we have completed development of a 120-unit timeshare resort called Kohala Coast Vacation Suites, and commenced construction of a new timeshare project called Kings Land, of which 198 units are scheduled for completion in 2010.

•       In Honolulu, Hawaii, we have commenced construction of the Waikikian Tower, a new 331-unit timeshare project adjacent to the Hilton Hawaiian Village, scheduled for completion in late 2008.

•       In 2006, we announced the development of the 57th Street Tower, a new 161-unit timeshare project in New York City scheduled for completion in early 2009.

Additional Information

For a description of our planned expansion activities, see “Operations—Development.” For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Development and Capital Spending” under Part II—Item 7.

Industry Segments

As of December 31, 2006, we operated in three reportable business segments which are based on similar products or services: Hotel Ownership; Managing and Franchising; and Timeshare. For additional information, see “Note 16: Segment Information” to the consolidated financial statements under Part II—Item 8.

OPERATIONS

Hotel Properties

Owned Hotels

As of December 31, 2006, we owned a majority or controlling financial interest in and operated 60 hotels, representing 29,647 rooms. The owned hotels include some of our largest and most profitable hotels, including:

•       the 1,416-room Waldorf=Astoria;

•       the 1,980-room Hilton New York;

•       the 2,860-room Hilton Hawaiian Village;

•       the 1,240-room Hilton Waikoloa Village;

•       the 1,908-room Hilton San Francisco;

•       the 1,544-room Hilton Chicago;

•       the 1,119-room Hilton Washington; and

•       the 1,616-room Hilton New Orleans Riverside.

Our owned hotels include six properties for which we lease the underlying land. The expiration dates of the leases range up to 2044, with certain leases containing renewal options for 10 to 40 years. Under these leases, we own the buildings and leasehold improvements and all furniture and equipment; we are responsible for repairs, maintenance, operating expenses and lease rentals; and we retain complete managerial discretion over operations. Lease terms generally require us to pay a fixed monthly base rent and may require us to pay additional rent based on a percentage of revenue or income from the hotel. Upon the expiration of such leases, the buildings and other leasehold improvements presently owned by us revert to the landlords. For additional information, see “Note 17: Leases” to the consolidated financial statements under Part II—Item 8.

Leased Hotels

As of December 31, 2006, we leased 203 hotels, representing 46,663 rooms. Under these leases, we lease the hotel from its owner, manage the hotel and are generally responsible for all aspects of the hotel’s operations and recognize all revenue and substantially all expenses associated with the hotel’s operations. In general, replacement of furniture, fixtures and equipment is our responsibility. Our hotel leases may require the payment of fixed rent payments, variable rent payments based on a percentage of revenue or income, or the payment of rent equal to the greater of a minimum fixed rent or variable rent based on a percentage of revenue or income. The terms of our leases are for various periods expiring through 2097 and generally provide for certain renewal options, subject to certain termination rights. For additional information, see “Note 17: Leases” to the consolidated financial statements under Part II—Item 8.

Joint Ventures

As of December 31, 2006, we had a minority or non-controlling financial interest in and operated 53 hotels, representing 17,232 rooms. We have a right of first refusal to purchase additional equity interests in certain of these joint ventures. We manage each of the partially owned hotels for the entity owning the hotel.

Managed Hotels

As of December 31, 2006, we managed 343 hotels, representing 97,536 rooms, which are wholly owned by others. Under our standard management agreement, we operate a hotel for the benefit of its owner, which either owns or leases the hotel and the associated personal property. Our management fee is generally based on a percentage of each hotel’s gross revenue, operating profits, cash flow or a combination thereof. For the majority of properties, we may also earn an incentive fee based on operating performance. The terms of our management agreements are for various periods and generally contain renewal options, subject to certain termination rights.

In general, under our management agreements all operating and other expenses are paid by the owner and we are reimbursed for our out-of-pocket expenses. In turn, our managerial discretion is subject to approval by the owner in certain major areas, including the approval of capital expenditure budgets.

Franchise Hotels

As of December 31, 2006, we franchised 2,242 hotels, representing 306,660 rooms, which are owned and operated by third parties. In general, franchisees pay us an initial fee based on the number of rooms in a franchise hotel and a continuing fee based on a percentage of the hotel’s rooms revenue, which may be up to five percent of rooms revenue depending on the brand. Although we do not directly participate in the management or operation of franchise hotels, we conduct periodic inspections to ensure that our standards are maintained and render advice with respect to certain aspects of hotel operations. We generally approve the plans for, and the location of, franchise hotels and assist in their design.

Hotel Brands

We operate hotels through the brands described below, which target a wide variety of markets and geographic areas. According to data from Smith Travel Research, in 2006, our domestic Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Homewood Suites by Hilton and Hampton brands all commanded market share premiums in the system-wide revenue per available room (“RevPAR”) index, which represents the share of RevPAR these properties attain versus their respective competitive sets.

Hilton

Hilton hotels are our upscale, full-service hotels that typically include swimming pools, gift shops and retail facilities, meeting and banquet facilities, restaurants and lounges, room service, parking facilities and other services. The Hilton brand also includes Hilton Suites hotels, which are upscale, all-suite hotels. As of December 31, 2006, there were 498 Hilton hotels, representing 172,605 rooms, located in 38 states, the District of Columbia and an additional 71 countries and territories throughout the world. As of December 31, 2006, 36 Hilton hotels were under construction, of which 20 are expected to be managed hotels and 16 are expected to be franchise hotels.

Hilton Garden Inn

Hilton Garden Inn hotels are our upper mid-market, focused service hotels that generally utilize a modular design constructed around a courtyard containing an indoor or outdoor swimming pool. In 2006, the Hilton Garden Inn brand earned the first place J.D. Power Award for “Highest Customer Satisfaction” in its category for a fifth consecutive year. As of December 31, 2006, there were 302 Hilton Garden Inn hotels, representing 41,669 rooms, located in 44 states, the District of Columbia, Canada, Germany, Italy and Mexico. As of December 31, 2006, 57 Hilton Garden Inn hotels were under construction, of which 55 are expected to be franchise hotels and two are expected to be managed hotels.

Doubletree

Doubletree hotels are our full-service hotels in the mid-market to upscale hotel category. The Doubletree brand also includes the Doubletree Guest Suites all-suite hotels and the moderately priced Doubletree Club hotels. As of December 31, 2006, there were 173 Doubletree hotels, representing 45,119 rooms, located in 39 states, the District of Columbia, Canada and Latin America. As of December 31, 2006, six Doubletree hotels were under construction, all of which are expected to be franchise hotels.

Embassy Suites

Embassy Suites are our upscale, all-suite hotels that feature two-room guest suites with a separate living room and dining/work area and a complimentary cooked-to-order breakfast. Most Embassy Suites hotels are built around a landscaped atrium. As of December 31, 2006, there were 185 Embassy Suites, representing 45,172 rooms, located in 38 states, the District of Columbia, Canada, Latin America and the Caribbean. As of December 31, 2006, eight Embassy Suites hotels were under construction, all of which are expected to be franchise hotels.

Homewood Suites by Hilton

Homewood Suites by Hilton are our upscale, extended-stay hotels that feature residential style accommodations including business centers, swimming pools, convenience stores and limited meeting facilities. As of December 31, 2006, there were 192 Homewood Suites, representing 21,141 rooms, located in 41 states, the District of Columbia and Canada. As of December 31, 2006, 28 Homewood Suites hotels were under construction, of which 26 are expected to be franchise hotels and two are expected to be managed hotels.

Hampton

Hampton Inn hotels are our moderately priced hotels with limited food and beverage facilities. The Hampton brand also includes Hampton Inn & Suites hotels which offer both traditional hotel room accommodations and apartment style suites within one property. As of December 31, 2006, there were 1,392 Hampton hotels, representing 138,487 rooms, located in 49 states, the District of Columbia, Canada, Latin America and the Caribbean. As of December 31, 2006, 127 Hampton hotels were under construction, all of which are expected to be franchise hotels.

Scandic

Scandic hotels are our mid-market, full-service hotels located in Northern Europe. As of December 31, 2006, there were 129 Scandic hotels, representing 22,808 rooms, located in Belgium, Denmark, Estonia, Finland, Germany, Italy, Lithuania, the Netherlands, Norway and Sweden. As of December 31, 2006, one Scandic hotel was under construction, which is expected to be a leased hotel.

Conrad

Conrad hotels are our upscale, full-service hotels located primarily outside the United States. As of December 31, 2006 we managed, and in some cases partially owned, 15 Conrad hotels, representing 5,152 rooms, located in Chicago, Illinois; Miami, Florida; Indianapolis, Indiana; and Belgium, China, Egypt, Indonesia, Ireland, Japan, Singapore, Thailand, Turkey and the United Kingdom.  We have entered into agreements to manage new Conrad hotels in Shanghai, China and Koh Samui, Thailand.

Waldorf=Astoria Collection

In early 2006, we introduced a new brand line, the Waldorf=Astoria Collection. This elite brand designation debuted with New York’s legendary Waldorf=Astoria, which is wholly owned, along with three world-class luxury resorts managed by us under long-term agreements: the Grand Wailea Resort Hotel & Spa on the island of Maui in Hawaii; the Arizona Biltmore Resort & Spa in Phoenix, Arizona; and the La Quinta Resort & Club in La Quinta, California. Also in 2006, we commenced management of the Qasr Al Sharq in Jeddah, Saudi Arabia, the newest member of the Waldorf=Astoria Collection. We anticipate that the Waldorf=Astoria Collection will grow primarily through branding of existing landmark or boutique hotels and opening newly built Waldorf=Astoria hotels in select cities.

Hotels By Region

The following table sets forth the number of properties and rooms in our hotel system, excluding timeshare properties, by region and country as of December 31, 2006. The inclusion of hotels in regions in the table below is consistent with the reporting of regional information throughout this annual report.

Region/Country	Hotels	Rooms
North America
Canada	56	11,648
United States	2,416	376,700
Total	2,472	388,348
United Kingdom & Ireland
Ireland	5	750
United Kingdom	70	15,727
Total	75	16,477
Continental Europe
Austria	4	1,340
Belgium	8	1,684
Bulgaria	1	245
Croatia	1	147
Cyprus	2	492
Czech Republic	1	788
France	9	2,660
Germany	16	4,890
Greece	2	928
Hungary	2	552
Israel	2	1,064
Italy	14	3,265
Luxembourg	1	337
Malta	1	294
Netherlands	6	1,180
Romania	1	272
Spain	3	1,043
Switzerland	2	537
Turkey	8	2,607
Total	84	24,325

Africa
Algeria	1	410
Cameroon	1	257
Ethiopia	1	379
Kenya	1	293
Madagascar	1	170
Mauritius	1	193
Morocco	1	269
Nigeria	1	670
Republic of Seychelles	1	40
South Africa	2	654
Total	11	3,335
Middle East
Egypt	19	7,038
Kuwait	1	350
Oman	1	147
Saudi Arabia	4	2,207
United Arab Emirates	8	1,673
Total	33	11,415
Asia Pacific
Australia	7	2,507
China	5	2,537
Guam	1	682
India	8	1,409
Indonesia	1	298
Japan	8	3,876
Korea	4	1,564
Malaysia	4	1,478
Maldives	1	150
New Zealand	2	197
Philippines	1	246
Republic of Fiji	1	218
Singapore	2	931
Sri Lanka	2	552
Thailand	4	1,909
Vietnam	1	269
Total	52	18,823
Latin America & Caribbean
Argentina	1	418
Bahamas	1	291
Barbados	1	350
Brazil	2	846
Colombia	2	384
Costa Rica	1	100
Curacao	1	196
Dominican Republic	2	351
Ecuador	3	689

El Salvador	1	204
Honduras	1	120
Jamaica	1	303
Mexico	17	3,516
Nicaragua	1	104
Peru	1	110
Puerto Rico	5	1,739
Trinidad & Tobago	2	578
Venezuela	4	1,439
Total	47	11,738
Nordic
Denmark	20	3,455
Estonia	3	206
Finland	21	4,056
Lithuania	1	60
Norway	15	2,487
Sweden	67	13,013
Total	127	23,277
Total Hotel Properties (78 countries and territories)	2,901	497,738

North America

As of December 31, 2006, there were 2,472 properties, representing 388,348 rooms, in our hotel system located in the United States and Canada. These properties consist of 239 Hiltons, 296 Hilton Garden Inns, 172 Doubletrees, 179 Embassy Suites, 192 Homewood Suites by Hilton, 1,381 Hamptons, three Conrads and ten other hotels. Our properties in North America consist of 27 owned, five leased, 46 joint venture, 205 managed and 2,189 franchised hotels.

United Kingdom and Ireland

As of December 31, 2006, there were 75 properties, representing 16,477 rooms, in our hotel system located in the U.K. and Ireland, consisting of 70 Hiltons, three Conrads and two other hotels. Our properties in the U.K. and Ireland consist of 14 owned, 32 leased, one joint venture and 28 managed hotels.

Continental Europe

As of December 31, 2006, there were 84 properties, representing 24,325 rooms, in our hotel system located in 19 countries in Continental Europe (exclusive of the Nordic region). These properties consist of 70 Hiltons, three Hilton Garden Inns, seven Scandics, two Conrads and two other hotels. Our properties in Continental Europe consist of 12 owned, 33 leased, three joint venture, 26 managed and ten franchised hotels.

Africa

As of December 31, 2006, there were 11 properties, representing 3,335 rooms, in our hotel system located in ten countries in Africa, each of which is a Hilton branded hotel. Our properties in Africa consist of one owned, three leased, six managed and one franchised hotel.

Middle East

As of December 31, 2006, there were 33 properties, consisting of 11,415 rooms, in our hotel system located in five countries in the Middle East, consisting of 30 Hiltons, two Conrads and one other hotel. Our properties in the Middle East consist of two leased, one joint venture and 30 managed hotels.

Asia Pacific

As of December 31, 2006, there were 52 properties, representing 18,823 rooms, in our hotel system located in 16 countries and territories in the Asia Pacific region, consisting of 47 Hiltons and five Conrad hotels. Our properties in the Asia Pacific region consist of one owned, five leased, two joint venture, 31 managed and 13 franchised hotels.

Latin America & Caribbean

As of December 31, 2006, there were 47 properties, representing 11,738 rooms, in our hotel system located in 18 countries and territories in Latin America and the Caribbean, consisting of 26 Hiltons, three Hilton Garden Inns, one Doubletree, six Embassy Suites, and 11 Hampton hotels. Our properties in Latin America and the Caribbean consist of two owned, four leased, 15 managed and 26 franchised properties.

Nordic

As of December 31, 2006, there were 127 properties, representing 23,277 rooms, in our hotel system located in 6 countries in the Nordic region, consisting of five Hiltons and 122 Scandic hotels. Our properties in the Nordic region consist of three owned, 119 leased, two managed and three franchised hotels.

Timeshare Operations

We conduct our domestic timeshare operations through Hilton Grand Vacations Company and its related entities (“HGVC”), which we wholly own. As of December 31, 2006, HGVC operated 34 timeshare resorts, consisting of 3,740 rooms, including 21 resorts in Florida, four in Hawaii, three in Nevada and one in each of Colorado and New York. We also operate three timeshare resorts in the United Kingdom and one in Egypt which we acquired in the HI Acquisition. HGVC operates HGVClub and Hilton Club, points-based reservation and exchange systems with 34 affiliated timeshare resorts.

Development

Hotel Properties

We intend to grow our hotel system through franchising and the addition of management contracts. We will also continue to invest in capital improvements and select projects at our owned hotels. In addition, we may seek to acquire ownership interests in hotel properties on a strategic and selective basis, either directly or through investments in joint ventures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Development and Capital Spending” under Part II—Item 7.

During 2006, in addition to the properties added to our system in the HI Acquisition, we added a total of 223 properties, primarily franchises, with approximately 36,000 rooms to our system. A total of 74 properties, primarily franchises, with approximately 12,000 rooms were removed from our system in 2006.

Total hotel property additions to our system in 2006 included 204 franchise properties, 17 managed properties owned by third parties and two leased properties. These additions included 32 properties which, due in part to the market share leadership of our brands, were converted to our family of brands in 2006. The 32 conversions included 16 Doubletrees, eight Hiltons, five Hamptons and three Hilton Garden Inns.

Included in the property additions in 2006 are long-term management agreements we acquired for the following properties:  the Grand Wailea Resort Hotel & Spa on the island of Maui in Hawaii; the Arizona Biltmore Resort & Spa in Phoenix, Arizona; and the La Quinta Resort & Club in La Quinta, California. Also in 2006, we commenced management of the Qasr El Sharq in Jeddah, Saudi Arabia. These properties are included in our new, elite brand designation, the Waldorf=Astoria Collection. See “Operations—Hotel Brands—Waldorf=Astoria Collection” above. In 2006, we also acquired a long-term management agreement for the Hilton Anatole in Dallas, Texas.

In the fourth quarter of 2006, we announced plans to form a joint venture with DLF Limited to develop hotel properties and serviced apartments in India. The joint venture company plans to develop and own 50 to 75 mid-scale and extended-stay hotels over the next seven years. We also announced an alliance with Deutsche Asset Management and HQ Asia Pacific in which they will develop an initial 25 Hilton Garden Inns in Beijing, Shanghai and Tianjin, China, which are expected to be franchised hotels.

In 2007, we expect to add approximately 255 hotels and 35,000 rooms to our hotel system. We expect virtually all of this growth to be through franchise and management agreements.

Our current development pipeline is our largest to date, with more than 775 hotels, primarily franchises, with 110,000 rooms at December 31, 2006. Approximately 90 percent of the hotels in the current development pipeline are in the Americas (U.S., Canada, Mexico and South America), though international development is expected to comprise an increasingly larger percentage of our development pipeline within the next few years. The consummation of transactions in our development pipeline is subject to various conditions and uncertainties.

Our ability to grow the number of managed and franchised hotels is affected by the factors set forth under Item 1A “Risk Factors,” including but not limited to international, national and regional economic conditions; the effects of actual and threatened terrorist attacks and international conflicts; acts of God, such as natural disasters; credit availability; relationships with franchisees and property owners; and competition from other hotel brands.

Timeshare Properties

We have recently opened or are currently developing the following timeshare projects:

•       We are continuing to develop a 1,582-unit timeshare resort located at the north end of the Las Vegas Strip in Las Vegas, Nevada. Phase two of this project, consisting of 431 units, opened in 2006. Approximately 45 percent of the planned four-tower project has been completed.

•       We are continuing to develop a timeshare resort at Tuscany Village on International Drive in Orlando, Florida, with seven phases and a total of 440 units. We have opened the first six phases of this project, consisting of 376 units, including 70 units opened in January 2007. The final phase of this project, consisting of 64 units, is scheduled for completion in spring 2008. Also in Orlando, we have added 48 units to our existing property adjacent to Sea World. In 2007, we began construction of our new timeshare project at Ruby Lake in Orlando. Phase I of the Ruby Lake project is expected to contain 141 units and is scheduled for completion in 2009.

•       In 2006, we completed the remaining 98 units of a 120-unit timeshare resort called Kohala Coast Vacation Suites in Waikoloa, Hawaii, near the Hilton Waikoloa Village. We are also developing a new timeshare project in Waikoloa called Kings Land, the first phase of which is expected to consist of 198 units and is scheduled for completion in 2010.

•       In 2006, we began construction of the Waikikian Tower, a new timeshare project in Honolulu, Hawaii, adjacent to the Hilton Hawaiian Village. The Waikikian Tower is expected to contain 331 units upon completion which is scheduled for late 2008.

•       In 2006, we announced the development of a new timeshare project in New York City on West 57th Street. The 57th Street Tower is expected to contain 161 units and is scheduled for completion in early 2009.

Property Dispositions

In 2006, we sold the following assets we acquired as part of the HI Acquisition: the Hilton London Metropole, the Hilton Birmingham Metropole and the Wembley hotel, all in the United Kingdom; the Hilton Toronto Airport, the Hilton Toronto Downtown, the Hilton Quebec City, the Hilton Montreal Airport and the Hilton Saint John, all in Canada; the stand alone LivingWell health clubs; and the leasehold for the Drake Hotel in Chicago, Illinois. We have retained multi-year management agreements on all of these dispositions except for LivingWell.

In 2006, we sold the following wholly owned domestic hotel properties: the Pointe Hilton Tapatio Cliffs in Arizona; the Hilton Minneapolis in Minnesota; and the Hilton Pittsburgh in Pennsylvania. Also during 2006, we sold our minority interest in the joint ventures owning the following hotels:  the Hilton Times Square in New York; the Embassy Suites San Diego-La Jolla in California; and the Embassy Suites Battery Park in New York. We retained long-term management agreements for the Pointe Hilton Tapatio Cliffs, the Hilton Minneapolis and the Embassy Suites San Diego-La Jolla, and long-term franchise agreements for the Hilton Pittsburgh, the Hilton Times Square and the Embassy Suites Battery Park.

For additional information, see “Note 5: Acquisitions and Dispositions” to the consolidated financial statements under Part II—Item 8.

Development Financing

We have established franchise financing programs with third party lenders to support the growth of our brands. As of December 31, 2006, we have provided guarantees of $16 million on loans outstanding under these programs. In addition, we have guaranteed $27 million of debt and other obligations of unconsolidated affiliates and third parties, bringing our total guarantees to approximately $43 million. Our outstanding guarantees have terms ranging from one to 14 years. We also have commitments under letters of credit totaling $110 million as of December 31, 2006. We believe it is unlikely that material payments will be required under these guarantees or letters of credit. See “Note 18: Commitments and Contingencies” to the consolidated financial statements under Part II—Item 8.

Territorial Restrictions

Prior to the HI Acquisition, we were subject to certain restrictions on our right to operate hotels outside the U.S. identified as “Hilton” hotels. As a result of the HI Acquisition, we now own the right to develop each of our brands on a worldwide basis. See “General Information—Acquisition of Hilton International” above.

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

Property Transactions

We will continue to review our owned hotel portfolio for potential repositioning or rebranding opportunities and we may seek to sell certain assets, including assets acquired in the HI Acquisition. It is our intention to be opportunistic when evaluating potential asset sales and we will look to sell particular hotel properties to the extent we can obtain premium prices. We are currently marketing for sale certain of our owned and leased hotels, including ten hotels in continental Europe, the Hilton Caledonian in Scotland and six properties in the U.S. We are also marketing for sale the Scandic brand of hotels.

Seasonality

The hospitality industry is seasonal in nature. However, the periods during which our properties experience higher or lower levels of demand vary from property to property and depend principally upon location. Based upon historical results, we generally expect our revenue to be lower in the first fiscal quarter of each year than in each of the three subsequent quarters.

Statistical Information

The following table sets forth certain system-wide information for our properties with respect to the number of properties and rooms as of December 31, 2005 and 2006:

	2005 Number of		2006 Number of		Change in Number of
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Hilton
Owned	57	32,369	47	26,347	(10)	(6,022)
Leased	79	23,460	80	23,798	1	338
Joint Venture	16	6,844	14	6,156	(2)	(688)
Managed	137	47,709	152	56,633	15	8,924
Franchised	193	54,784	205	59,671	12	4,887
	482	165,166	498	172,605	16	7,439
Hilton Garden Inn
Owned	1	162	1	162	—	—
Joint Venture	1	128	1	128	—	—
Managed	7	886	7	886	—	—
Franchised	250	34,347	293	40,493	43	6,146
	259	35,523	302	41,669	43	6,146
Doubletree
Owned	3	1,349	3	1,349	—	—
Leased	5	1,746	4	1,554	(1)	(192)
Joint Venture	14	4,306	12	3,761	(2)	(545)
Managed	30	8,060	27	7,487	(3)	(573)
Franchised	108	26,707	127	30,968	19	4,261
	160	42,168	173	45,119	13	2,951
Embassy Suites
Owned	3	663	3	664	—	1
Joint Venture	25	6,586	23	5,788	(2)	(798)
Managed	56	14,832	56	14,918	—	86
Franchised	98	22,348	103	23,802	5	1,454
	182	44,429	185	45,172	3	743
Homewood Suites by Hilton
Owned	1	140	1	140	—	—
Managed	41	4,706	41	4,706	—	—
Franchised	122	13,287	150	16,295	28	3,008
	164	18,133	192	21,141	28	3,008
Hampton
Owned	1	133	1	133	—	—
Managed	34	4,453	34	4,447	—	(6)
Franchised	1,301	129,535	1,357	133,907	56	4,372
	1,336	134,121	1,392	138,487	56	4,366
Scandic
Owned	1	325	3	528	2	203
Leased	121	21,405	118	21,182	(3)	(223)
Managed	3	429	3	429	—	—
Franchised	5	715	5	669	—	(46)
	130	22,874	129	22,808	(1)	(66)
Conrad
Joint Venture	3	1,395	3	1,399	—	4
Managed	12	3,660	12	3,753	—	93
	15	5,055	15	5,152	—	97
Other
Owned	2	630	1	324	(1)	(306)
Leased	2	666	1	129	(1)	(537)
Managed	6	1,311	11	4,277	5	2,966
Franchised	6	2,434	2	855	(4)	(1,579)
	16	5,041	15	5,585	(1)	544
Timeshare	40	4,272	34	3,740	(6)	(532)
Total
Owned	69	35,771	60	29,647	(9)	(6,124)
Leased	207	47,277	203	46,663	(4)	(614)
Joint Venture	59	19,259	53	17,232	(6)	(2,027)
Managed	326	86,046	343	97,536	17	11,490
Franchised	2,083	284,157	2,242	306,660	159	22,503
Timeshare	40	4,272	34	3,740	(6)	(532)
TOTAL PROPERTIES	2,784	476,782	2,935	501,478	151	24,696

For purposes of the table above, “owned” properties include those in which we have a majority or controlling financial interest and “joint venture” properties are those in which we have a minority or non-controlling financial interest. Statistics are presented pro forma as if the HI Acquisition had occurred January 1, 2005. For additional information, see “Hotel Properties” above.

The following table sets forth certain system-wide information for our hotels with respect to occupancy rates, average room rates and RevPAR for the fiscal years ended December 31, 2005 and 2006:

	2005(1)	2006(1)	Change
Hilton
Occupancy	71.8%	72.8%	1.0	pts
Average Rate	$138.55	$149.86	8.2%
RevPAR	$99.50	$109.11	9.7%
Hilton Garden Inn
Occupancy	70.0%	71.4%	1.4	pts
Average Rate	$103.89	$111.34	7.2%
RevPAR	$72.70	$79.55	9.4%
Doubletree
Occupancy	70.4%	71.6%	1.2	pts
Average Rate	$112.58	$122.32	8.7%
RevPAR	$79.30	$87.60	10.5%
Embassy Suites
Occupancy	73.8%	74.9%	1.1	pts
Average Rate	$129.93	$140.18	7.9%
RevPAR	$95.85	$105.05	9.6%
Homewood Suites by Hilton
Occupancy	75.2%	75.8%	0.6	pts
Average Rate	$101.31	$108.31	6.9%
RevPAR	$76.19	$82.14	7.8%
Hampton
Occupancy	71.6%	72.5%	0.9	pts
Average Rate	$87.80	$94.69	7.8%
RevPAR	$62.87	$68.66	9.2%
Scandic
Occupancy	64.0%	65.1%	1.1	pts
Average Rate	$104.86	$109.92	4.8%
RevPAR	$67.11	$71.58	6.7%
Conrad
Occupancy	70.4%	69.6%	(0.8	)pts
Average Rate	$153.35	$173.75	13.3%
RevPAR	$107.90	$120.94	12.1%
Other
Occupancy	75.2%	79.5%	4.3	pts
Average Rate	$132.99	$145.13	9.1%
RevPAR	$99.98	$115.36	15.4%
Total
Occupancy	71.4%	72.5%	1.1	pts
Average Rate	$115.43	$124.58	7.9%
RevPAR	$82.46	$90.27	9.5%

(1)          Statistics are presented pro forma as if the HI Acquisition had occurred January 1, 2005. Includes hotels in our system as of December 31, 2006 which were in our hotel system or the hotel system of HI since January 1, 2005. Comparable hotels exclude data for HI franchise hotels and our owned hotels in New Orleans due to the interruption in operations as a result of Hurricane Katrina.

For additional information regarding our hotel brands, see “Hotel Brands” above.

The following table sets forth certain system-wide statistical information for our hotels by geographic region as of and for the year ended December 31, 2006:

Regions	Occupancy	Average Rate	RevPAR
North America	72.8%	$120.56	$87.77
United Kingdom & Ireland	77.1	169.92	130.98
Continental Europe	69.0	161.27	111.29
Africa	71.3	133.52	95.16
Middle East	72.7	115.84	84.24
Asia Pacific	77.3	132.65	102.57
Latin America & Caribbean	71.4	128.03	91.47
Nordic	65.3	114.17	74.57
Total	72.5	124.58	90.27

In the table above, statistics are presented pro forma as if the HI Acquisition occurred January 1, 2005. This table includes hotels in our system as of December 31, 2006 which were in our hotel system or in the hotel system of HI since January 1, 2005. Comparable hotels exclude data for HI franchise hotels and our owned hotels in New Orleans due to the interruption in operations as a result of Hurricane Katrina. For additional information regarding our number of properties, number of available rooms and statistical information, see “Five Year Summary” under Part II—Item 8.

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

Design and Furnishing Services

Hilton Supply Management, Inc., our wholly owned subsidiary, provides design and furnishing services to our hotels and to hotels owned and operated by others. These services include the purchase and distribution of furniture, furnishings, equipment, food, beverage and operating supplies. The volume of this operation depends primarily on the number of new hotels we operate or franchise and on refurbishing and remodeling of our existing hotels.

Reservation System

Hilton Reservations Worldwide, LLC (“HRW”) oversees and operates a computerized, worldwide reservation system for hotels owned, operated or franchised by us, our affiliates and others. Prior to the HI Acquisition, Hilton and Hilton Group plc each owned a 50% interest in HRW. As a result of the HI Acquisition, HRW is now wholly owned by us. The domestic HRW reservation agents utilize an automated system that enables them to automatically cross-sell among all of our hotel brands which has benefited, and which we expect will continue to benefit, our hotel brands.

HHonors

Hilton HHonors Worldwide, LLC (“HHW”) operates our guest loyalty program (“HHonors”). Prior to the HI Acquisition, Hilton and Hilton Group plc each owned a 50% interest in HHW. As a result of the HI Acquisition, HHW is now wholly owned by us. The HHonors program is operated for the benefit of our family of brands worldwide. Members of the HHonors program earn points based on their spending at most of the hotel properties operated and franchised by us. HHonors accumulates and tracks points on the member’s behalf and fulfills awards upon request. Points can be redeemed for hotel stays at participating properties and for a variety of other awards such as airline tickets, cruises and car rentals. We expect HHonors to continue to have a positive impact on our brands. See “Note 2: Summary of Significant Accounting Policies—Hilton HHonors” to the consolidated financial statements under Part II—Item 8.

Technology and Distribution

We operate the Hilton worldwide internet website (www.hiltonworldwide.com) and our various hotel brand websites which provide cost effective customer service, including online hotel reservations and HHonors enrollment. We also provide various business, technology and information services for our hotel guests, including high speed internet access at many of our hotels system-wide and self-service check-in kiosks at certain of our owned or managed hotels.

We operate our proprietary OnQ system, which is a single technology platform that links our brands and hotels to enhance customer service and loyalty, as well as to maximize operational efficiencies. The OnQ system has been installed at virtually all of the hotels in our domestic hotel system. We have commenced the installation of the OnQ system in the hotels we acquired in the HI Acquisition. We also utilize an integrated strategy related to electronic and online distribution of rooms in our systems. The strategy provides for brand standards that permit each hotel to establish its own room rates, but requires the hotel to offer such rates consistently across all designated distribution channels, including our proprietary websites, HRW call centers, the Global Distribution System used by travel agents, and through hotels directly. In addition, we have implemented enhancements to our major brand websites as part of the strategy.

“Our Best Rates. Guaranteed.” is our program which offers a price-matching guarantee that is designed to encourage customers to book their reservations through the above referenced distribution channels. We believe that this program, along with enhancements to our branded websites, has contributed to significantly increased numbers of transactions on our proprietary websites.

Trademarks

The following trademarks used herein are owned by us and are either registered or have been filed for registration as trademarks in the United States and/or in certain foreign countries: Conrad®, Double Dip®, Doubletree®, Doubletree Club Hotel®, Doubletree Guest Suites®, Doubletree by Hilton™, Embassy Suites Hotels®, Embassy Suites by Hilton™, Finn & Porter®, Garden Inn®, Hampton®, Hampton Inn®, Hampton Inn & Suites®, Hampton by Hilton™, Hawaiian Village®, HGVClub®, HHonors®, Hilton®, Hilton Garden Inn®, Hilton Grand Vacations Club®, Hilton Hawaiian Village®, Hilton Suites®, Homewood Suites by Hilton®, LivingWell®, OnQ™, Points & Miles®, Scandic®, Senior HHonors®, Waldorf=Astoria® and Waldorf=Astoria Collection®. We consider all of these trademarks, and the associated name recognition, to be valuable to our business. See “Note 2: Summary of Significant Accounting Policies—Brands” to the consolidated financial statements under Part II—Item 8.

Marketing

Our hotel properties offer multiple product lines to a broad range of customers in many geographic markets worldwide. Our properties include full-service and limited service hotels in urban, airport, resort and suburban locations, as well as timeshare resorts.

Our metropolitan and airport properties primarily serve the convention and meeting market and the business traveler market (business persons traveling as individuals or in small groups). Our resort properties primarily serve the tour and leisure market (tourists traveling either as individuals or in groups) and the convention and meeting market. Our suburban properties primarily serve the leisure and business traveler markets. As indicated in “Risk Factors” under Item 1A, these sources of business are sensitive to general economic and other conditions.

We are a sponsor of the U.S. Olympic Team through 2008, which entitles our family of brands to use the official hotel sponsor designation and Olympic logo in advertising and marketing materials.

Competition

We seek to maintain the quality of our lodging business while expanding both domestically and internationally, primarily through franchising and the addition of management contracts. We intend to improve our business by leveraging our strong brand names, maximizing operating efficiencies, utilizing cost containment programs and technology, and expanding and enhancing properties. We may also acquire or develop properties as appropriate, either directly or through investments in joint ventures.

We believe that our position as a multi-branded owner, operator, manager and franchisor of hotels makes us one of the largest and most geographically diverse lodging companies in the world. Competition in the industry is based primarily on the level of service, quality of accommodations, convenience of locations and room rates. Competition from other hotels, motels and inns, including facilities owned by local interests and facilities owned by national and international chains, is vigorous in all areas in which we operate or franchise our facilities. Our hotels also generally compete with facilities offering similar services in cities and other locations where our hotels are not present. If hotel capacity is expanded by others in a city where our branded hotels are located, competition will increase. Our management agreements are generally for long-term periods, but most allow the hotel owner to terminate the arrangement if certain financial or performance standards are not met. Competition in the timeshare business is based primarily on the quality and location of timeshare resorts, the pricing of timeshare intervals and the availability of program benefits, such as exchange programs. We believe that our focus on core business strategies, combined with our financial strength, diverse market presence, strong brands and strategically located properties, will enable us to remain competitive. For additional information, see “Risk Factors” under Item 1A.

Environmental Matters

We are subject to various Federal, state, local and foreign laws, ordinances and regulations that:

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

Environmental Laws could make us liable for costs of removing or cleaning up hazardous or toxic substances on, under or in property we currently own or operate or that we previously owned or operated. Those laws could impose liability without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances or waste. We endeavor to maintain compliance with Environmental Laws but, from time to time, our operations may have resulted or may result in noncompliance or liability for cleanup pursuant to Environmental Laws. In that regard, as of December 31, 2006, we had been notified of contamination resulting from past disposals of waste at eight sites to which hazardous or non-hazardous waste may have been sent from our facilities in the past. Based on information reviewed by and available to us, including:

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

Regulation and Licensing

Ontario Gaming Laws.   Ontario, Canada has laws and regulations governing the conduct of casino gaming. Ontario law requires that the operator of a casino must be found suitable and be registered. A registration once issued remains in force until revoked. Ontario law defines the grounds for registration, as well as revocation or suspension of such registration. The Ontario authorities have conducted an investigation and have found us and the other shareholder of Windsor Casino Limited suitable in connection with the Ontario registration of Windsor Casino Limited. See “Additional Information—Casino Windsor” above.

Other Laws and Regulations.   We are subject to the laws and regulations of 78 countries and territories. The hotels and timeshare resorts we operate are subject to extensive state, local and national regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages. National and state laws and regulations also require certain registration, disclosure statements and other practices with respect to the franchising of hotels. We believe that we have obtained all required licenses and permits and our businesses are conducted in substantial compliance with applicable laws.

Employees

At December 31, 2006, we had approximately 105,000 employees, of whom approximately 28,000 were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. We believe that the aggregate compensation benefits and working conditions afforded our employees compare favorably with those received by employees in the hotel industry generally. See “Risk Factors” under Item 1A.

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, those set forth under the captions Item 1 “—Business—Hotel Brands,” “—Operations—Development,” “—Development Financing,” “—Territorial Restrictions,” “—Potential Acquisitions,” ”—Property Transactions” and “—Seasonality” and “Additional Information—Reservation System,” “—HHonors,” “—Competition,” “—Environmental Matters” and “—Regulation and Licensing,” Item 2 “—Properties,” Item 3 “—Legal Proceedings” and Item 7 “—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “projects,” “will,” “should,” “continues” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to risks and uncertainties, including those identified under Item 1A “—Risk Factors” below and under “Operations—Territorial Restrictions” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Any of these risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. We undertake no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances except as required by law.

Available Information

Our internet website is located at www.hiltonworldwide.com. We make available free of charge through this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our internet website also contains our Code of Business Conduct and Ethics for officers, employees and directors, including our Chief Executive Officer and senior finance officers (the “Code of Ethics”), our Corporate Governance Guidelines, Charters for our Audit, Compensation and Corporate Governance and Nominating Committees and information regarding communications with our Board of Directors. See “hiltonworldwide.com,” click on “Investor Relations,” then “Corporate Governance.” See also “Directors, Executive Officers and Corporate Governance” under Part III—Item 10. The information made available through our website is not incorporated by reference in this Form 10-K.

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

Executive Officers of the Registrant

The following table sets forth certain information with respect to our executive officers.

Name	Positions with the Company	Age
Stephen F. Bollenbach	Co-Chairman of the Board and Chief Executive Officer since May 2004, and prior thereto, President and Chief Executive Officer	64
Matthew J. Hart	President and Chief Operating Officer since May 2004, and prior thereto, Executive Vice President and Chief Financial Officer	54
Ian R. Carter	Executive Vice President and Chief Executive Officer—Hilton International Co. (a subsidiary of Hilton Hotels Corporation) since March 2006, Chief Executive Officer—Hilton International Co. (a subsidiary of Hilton Group plc) from January 2005 until March 2006, and prior thereto, President—Europe, Middle East and Asia Pacific, Black & Decker Corporation	45
Tim Harvey	Executive Vice President—Global Distribution Services and Chief Information Officer since January 2007, Executive Vice President and Chief Information Officer from January 2006 until January 2007, and prior thereto, Senior Vice President and Chief Information Officer	48
Thomas L. Keltner	Executive Vice President and Chief Executive Officer—Americas and Global Brands, since January 2007, and prior thereto, Executive Vice President and President—Brand Performance and Development Group	60
Madeleine A. Kleiner	Executive Vice President, General Counsel and Corporate Secretary	55
Robert M. La Forgia	Executive Vice President and Chief Financial Officer since January 2006, Senior Vice President and Chief Financial Officer from May 2004 until January 2006, and prior thereto, Senior Vice President and Controller	48

Unless otherwise noted in the table, all positions and offices indicated have been continuously held since January 2002. The executive officers are responsible for all major policy making functions and all other corporate and divisional officers are responsible to, and are under the supervision of, the executive officers. None of the executive officers listed above are related.

Messrs. Bollenbach and Hart also serve as directors of Hilton. Additional information for our directors will be included under “Election of Directors” in our definitive proxy statement to be used in connection with our annual meeting of stockholders scheduled to be held on May 24, 2007 (the “Proxy Statement”), and this information is incorporated by reference in this Form 10-K. See Cover Page—“Documents Incorporated by Reference.”

Item 1A.   Risk Factors

We are subject to all of the operating risks common in the lodging and timeshare industries and our results may be adversely impacted if any of these risks materialize.   Our results are significantly affected by occupancy and room rates achieved by our hotels, our ability to manage costs, foreign currency exchange rate movements related to our international operations, our relative mix of owned, leased, managed and franchised hotels, supply and demand changes for hotel rooms and timeshare intervals in our markets, the quantity and pricing of timeshare interval sales and changes in the number of available hotel rooms and timeshare intervals through acquisition, development and disposition. Unfavorable changes in these factors, as well as the occurrence of other events described below, could negatively impact hotel room demand and pricing which, in turn, could limit our ability to pass through operating cost increases in the form of higher room rates. Our ability to manage costs could be adversely impacted by significant increases in operating expenses, such as wages and other labor costs, healthcare, insurance, property taxes and energy, as well as increases in construction costs, resulting in lower operating margins. In addition, economic factors beyond our control in the U.S. and internationally may create challenges for the lodging industry and us in 2007 and beyond. A downturn in economic conditions could impact the demand for hotel rooms and put pressure on room rates. Increases in transportation and fuel costs, the financial condition of the airline industry and its impact on air travel and sustained recessionary periods in the U.S. and internationally could also unfavorably impact future results.

Certain of our employees are covered by collective bargaining agreements and labor disputes may disrupt our operations.   Employees at certain of our owned and managed hotels are covered by collective bargaining agreements. In July 2006, we announced a five-year agreement with UNITE HERE, the union representing a majority of our unionized employees, termed a “partnership for future growth” which includes agreement by the parties to work together toward labor peace in cities with collective bargaining. Since the announcement, collective bargaining agreements have been reached and ratified in key markets including New York, Chicago, Puerto Rico, San Francisco, Toronto and Honolulu. At this time, we cannot predict when or whether new agreements will be reached in other markets in which we have employees covered by collective bargaining agreements, and what the impact of prolonged negotiations could be. Labor disputes in markets in which we have employees covered by collective bargaining agreements could disrupt our operations by causing the diversion of business to other hotels, thereby impacting our financial results negatively.

We derive a significant portion of our revenue from operations of our owned hotels and events in the markets where these properties are located could adversely affect our overall financial results.   We derived approximately 31% of our revenue in 2006 from the operations of our owned hotels. A significant portion of this revenue was derived from our large convention hotels located in major U.S. cities. See “Operations—Hotel Properties—Owned Hotels” under Item 1. In addition, we acquired 39 owned properties in the HI Acquisition. Although we sold a number of owned properties since the HI Acquisition and are continuing to market certain properties for sale, soft economic conditions and reduced business travel in any of the markets where we currently own properties could adversely affect our results from these properties and, therefore, our overall financial results. Our owned properties are also subject to risks that generally relate to investments in commercial real estate, including governmental regulations; real estate, insurance, zoning, tax and eminent domain laws; the ongoing need for capital improvements to maintain or upgrade properties; fluctuations in real estate values; and the relative illiquidity of real estate compared to other investments. If our owned properties do not generate sufficient revenue to meet operating expenses, including debt service and capital requirements, our financial results will be adversely affected.

We face challenges in integrating the operations of HI, as well as risks related to owning and operating real estate and hotels in international locations.   We may experience difficulties in completing the integration of HI’s operations, including combining technology and distribution activities, consolidating regional infrastructure, integrating personnel with disparate business backgrounds and corporate cultures and managing relationships with hotel owners, lessors and other business partners on a worldwide basis. As a result of the HI Acquisition, we are subject to varying degrees of risk relating to international real estate generally, including risks related to changes in local, political, economic and market conditions, interest rates, zoning laws, currency exchange rate fluctuations, compliance with environmental laws, costs and terms of financing and the potential for uninsured casualty and other losses. A number of the leased properties we acquired in the HI Acquisition are subject to long-term contracts requiring fixed payments to the lessor. If these properties do not generate sufficient revenue, we may be required to fund shortfalls to the lessors which could adversely impact our financial results. We have assumed certain obligations and liabilities related to the business acquired in the HI Acquisition and have limited rights of indemnification with respect to such matters. As a result of the HI Acquisition, we are subject to the laws and regulations of 78 countries and territories, which exposes us to risks relating to changes in franchise, tax, environmental, zoning, employment, repatriation of money, liquor license and other laws in the countries in which we operate. As a U.S. company operating globally, we may be subject to inconsistent requirements resulting from conflicts between U.S. laws and the laws of the countries in which we operate. If taxation authorities in the countries in which we operate interpret our tax position in a manner that is materially different than our assumptions, our tax liabilities could increase which could materially adversely impact our financial results. Some international jurisdictions restrict the repatriation of non-U.S. earnings. Various international jurisdictions also have laws limiting the ability of non-U.S. entities to pay dividends and remit earnings to affiliated companies unless specified conditions have been met. Sales in international jurisdictions typically are made in local currencies, which subject us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions. In addition, the U.S. government prohibits U.S. companies from operating in certain countries that are subject to economic sanctions or are on the terrorist countries list. We will not do business in such countries, unless we develop or acquire a non-U.S. affiliate that is capable of managing hotels or we obtain authorization from the U.S. Treasury Department’s Office of Foreign Assets Control to do so. Some investors would be prohibited by state law or self-imposed policies from investing in our securities if we were to do business in such countries.

We are more highly leveraged as a result of the HI Acquisition. If we are unable to complete planned dispositions of certain of our owned hotels acquired in the HI Acquisition, our ability to reduce our indebtedness could be impacted.   We have sold certain hotel properties we acquired in the HI Acquisition and are continuing to market additional properties for sale. See “Note 5: Acquisitions and Dispositions” to the consolidated financial statements under Part II—Item 8. We are required to use the net proceeds from such dispositions to repay amounts outstanding under our credit facilities which were incurred to finance the HI Acquisition. If we are unable to complete such dispositions on commercially reasonable terms within anticipated timeframes, our ability to reduce our outstanding borrowings may be adversely affected, which could negatively impact our cost of borrowings, our financial results and our ability to raise new capital to finance future growth. Our senior debt is currently rated Ba1 by Moody’s Investor Services and BB by Standard & Poor’s Ratings Group. A downgrade by any rating agency of our credit rating could adversely impact the cost and availability of capital to us. Our higher level of debt and resulting interest expense may place us at a competitive disadvantage to competitors with lower amounts of indebtedness and/or higher credit ratings.

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

In competing for management, franchise and timeshare agreements and leases, we may make loans or provide guarantees to third parties and could experience losses under these loans or guarantee arrangements.   The terms of our management, franchise and timeshare agreements and leases are influenced by contract terms offered by our competitors at the time such agreements are entered into. Accordingly, we may not enter into contracts or renew contracts in the future on terms that are as favorable to us as those under existing agreements. In connection with entering into these contracts, we may become obligated to make loans to or guarantee the obligations of third parties or guarantee minimum income to third parties. Most of our guarantees allow us to terminate the agreement rather than fund shortfalls if specified performance levels are not achieved. However, under certain agreements we are required to fund performance shortfalls. Weak performance, particularly as a result of a soft economy, as well as the financial condition of third party owners and franchisees, could give rise to losses under our loans and guarantees. Changes in legislation or regulatory changes may be implemented that have the effect of favoring franchisees relative to brand owners.

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

Our hotel and timeshare businesses are subject to risks related to the availability of capital.   Owners of our hotel and timeshare properties, including us, are required to spend money to construct, refurbish and maintain properties. This creates an ongoing need for cash which, if not generated by ongoing operations or otherwise obtained, is subject to the availability of credit in capital markets. The ability of our owners to spend money necessary to maintain the brand standards of our properties is significantly impacted by the cost and availability of capital, over which we have little control.

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

Reported profits from our timeshare business may be negatively impacted by deferrals required under percentage-of-completion accounting.   During periods of construction, profits from timeshare sales are recognized under the percentage-of-completion accounting method. As we are currently constructing several new timeshare projects, we anticipate that this required accounting will negatively impact the reported profits from our timeshare business in 2007. We expect the impact of percentage-of-completion accounting on 2007 results to reverse in 2008. See “Note 2:  Summary of Significant Accounting Policies—New Accounting Standards” to the consolidated financial statements under Part II—Item 8.

Our properties are subject to risks relating to acts of God, terrorist activity and war and any such event could materially adversely affect our operating results.   Our financial and operating performance may be adversely affected by acts of God, such as natural disasters, particularly in locations where we own and/or operate significant properties. Some types of losses, such as those from earthquake, hurricane, terrorism and environmental hazards, may be either uninsurable or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Similarly, war (including the potential for war) and terrorist activity (including threats of terrorist activity), epidemics (such as SARS and bird flu), travel-related accidents, as well as geopolitical uncertainty and international conflict, which impact domestic and international travel, have caused in the past, and may cause in the future, our results to differ materially from anticipated results. Terrorism incidents such as the events of September 11, 2001 and wars such as the Iraq war significantly impact international travel and, consequently, global demand for hotel rooms. In addition, inadequate preparedness, contingency planning or recovery capability in relation to a major incident or crisis may prevent operational continuity and consequently impact the value of the brand or the reputation of our business.

We may incur losses as a result of class actions or other lawsuits which have recently targeted hospitality companies.   Our financial results may be adversely impacted by legal or governmental proceedings brought by or on behalf of our employees or customers. In recent years, a number of hospitality companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been and may be instituted against us from time to time, and we may incur substantial damages and expenses resulting from lawsuits of this type, which could have a material adverse effect on our business.

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

We rely on our proprietary systems and any failures in such systems could negatively affect our business.   We invest in sophisticated technology and systems for property management, procurement, reservations and the operation of our HHonors customer loyalty program. If our systems fail to operate as anticipated, or we fail to replace our systems with new systems introduced by our competitors, our business could suffer. In addition, we are combining the systems used by the hotels acquired in the HI Acquisition with ours, and if we experience difficulties in merging these systems, it could disrupt our operations.

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

Hotels and timeshare properties owned, leased, managed and franchised by us are briefly described under Item 1 and, in particular, under the caption “Operations,” and are incorporated by reference herein. In addition, new properties presently under construction that we will operate are briefly described under “Operations—Development” under Item 1.

Item 3.   Legal Proceedings

The description of legal proceedings in “Note 18: Commitments and Contingencies” to the consolidated financial statements included under Part II—Item 8 is incorporated by reference herein.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the New York Stock Exchange and is traded under the symbol “HLT.” As of December 31, 2006, we had approximately 11,500 stockholders of record, although we believe that there are a significantly larger number of beneficial holders of our Common Stock. The high and low reported sales prices per share of our Common Stock and dividends declared per share of Common Stock are set forth in the following table for the periods indicated:

	High	Low	Dividend Per Share
2005
1st Quarter	23.36	20.93	.02
2nd Quarter	25.06	21.37	.02
3rd Quarter	25.81	21.10	.04
4th Quarter	24.35	18.78	.04
2006
1st Quarter	26.05	22.76	.04
2nd Quarter	29.22	25.06	.04
3rd Quarter	28.53	23.19	.04
4th Quarter	35.79	27.16	.04
2007
1st Quarter (through February 23, 2007)	37.82	33.27	.04

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

Generally, the Rights become exercisable only if a person or group (other than Hilton Interests, as defined below):

(i)            acquires beneficial ownership of 20 percent or more of the Common Stock (such person or group, an “Acquiring Person”); or

(ii)        announces a tender offer, the consummation of which would result in ownership by a person or group of 20 percent or more of the Common Stock.

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

Once a person becomes an Acquiring Person, but prior to their acquisition of 50 percent or more of the outstanding Common Stock, our Board of Directors may cause us to exchange the Rights (other than Rights owned by an Acquiring Person), in whole or in part, for shares of Common Stock at an exchange ratio based on the value of the Common Stock at that time, subject to adjustment.

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

Performance Graph

The graph below shows the cumulative total stockholder return for the five years ended December 31, 2006, assuming the investment of $100 on December 31, 2001 (and the reinvestment of dividends and common stock equivalents) in each of our Common Stock, the S&P 500 Stock Index and the S&P 500 Hotels, Resorts and Cruise Lines Index.

Comparison of Five-Year Cumulative Total Return of the Company, S&P 500 Stock Index
and S&P 500 Hotels, Resorts and Cruise Lines Index

	12/01	12/02	12/03	12/04	12/05	12/06
Hilton Hotels Corporation	$100.00	117.13	158.76	211.65	225.59	328.43
S&P 500 Stock Index	$100.00	77.90	100.25	111.15	116.61	135.03
S&P 500 Hotels, Resorts & Cruise Lines Index	$100.00	89.56	136.22	198.37	201.40	230.83

Item 6. Selected Financial Data

The following selected financial data as of and for the years ended December 31, 2002 through 2006 has been derived from our consolidated financial statements. The following data should be read in conjunction with our consolidated financial statements, the related notes thereto contained under Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in millions, except per share amounts)
Results of Operations:
Revenue	$3,816	3,819	4,146	4,437	8,162
Net income	198	164	238	460	572
Net income per share—Basic	.53	.43	.62	1.20	1.49
Net income per share—Diluted	.53	.43	.60	1.13	1.39
Other Financial Data:
Dividends per common share	$.08	.08	.08	.12	.16
Balance Sheet Data:
Total assets	$8,348	8,183	8,242	8,743	16,481
Long-term debt	4,565	4,139	3,647	3,619	6,968

Long-term debt includes current maturities and excludes non-recourse debt and capital lease obligations of non-controlled entities.

On February 23, 2006, we acquired Hilton International in a business combination accounted for as a purchase. Accordingly, our consolidated financial results include the results of Hilton International from the date of acquisition. See “Note 3: Purchase of Hilton International” to the consolidated financial statements under Item 8.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are engaged in the ownership, management and development of hotels, resorts and timeshare properties and the franchising of lodging properties. At December 31, 2006, our system contained 2,935 properties totaling approximately 501,000 rooms in 78 countries and territories. Our brands include Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Homewood Suites by Hilton, Hampton, Scandic, Conrad and the Waldorf=Astoria Collection. In addition, we develop and operate timeshare resorts through Hilton Grand Vacations Company and its related entities. We are also engaged in various other activities related or incidental to the operation of hotels.

The number of properties and rooms at December 31, 2006 by brand and by type are as follows:

Brand	Properties	Rooms	Type	Properties	Rooms
Hilton	498	172,605	Owned(1)	60	29,647
Hilton Garden Inn	302	41,669	Leased	203	46,663
Doubletree	173	45,119	Joint Venture	53	17,232
Embassy Suites	185	45,172		316	93,542
Homewood Suites by Hilton	192	21,141
Hampton	1,392	138,487	Managed	343	97,536
Scandic	129	22,808	Franchised	2,242	306,660
Conrad	15	5,152		2,585	404,196
Other	15	5,585
Timeshare	34	3,740	Timeshare	34	3,740
Total	2,935	501,478	Total	2,935	501,478

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

Our results are significantly affected by occupancy and room rates achieved by our hotels, our ability to manage costs, foreign currency exchange rate movements related to our international operations, our relative mix of owned, leased, managed and franchised hotels, the quantity and pricing of timeshare interval sales and changes in the number of available hotel rooms and timeshare intervals through acquisition, development and disposition. Results are also impacted by economic conditions and capacity. Unfavorable changes in these factors could negatively impact hotel room demand and pricing which, in turn, could limit our ability to pass through operating cost increases in the form of higher room rates.   Additionally, our ability to manage costs could be adversely impacted by significant increases in operating expenses, resulting in lower operating margins. See “Risk Factors” under Item 1A for a description of these and other conditions that could adversely affect our results of operations.

The hospitality industry is seasonal in nature. However, the periods during which our properties experience higher or lower levels of demand vary from property to property and depend principally upon location. Based upon historical results, we generally expect our revenue to be lower in the first fiscal quarter of each year than in each of the three subsequent quarters.

We anticipate that a favorable economic environment will continue to benefit the lodging industry and us in 2007. A continuation of strong hotel demand among business, group and leisure travelers, combined with limited full-service hotel supply growth, should enable us to charge higher room rates. We also anticipate growth in our management and franchise fee business as the number of hotels in our system continues to increase. Increases in construction costs could result in downward pressure on the margins achieved by our timeshare business. Reported revenue and expenses from our timeshare business are also expected to be negatively impacted by deferrals required under percentage-of-completion accounting as we begin construction of new timeshare projects. We will continue to focus on managing our costs, achieving revenue per available room (“RevPAR”) premiums in the markets where we operate, increasing occupancy, adding new units to our family of brands, leveraging technology and delivering outstanding customer service. We believe that our focus on these objectives, combined with our financial strength, diverse market presence, strong brands, strategically located properties and ability to grow our brands internationally will enable us to remain competitive.

In July 2006, we announced a five-year agreement with UNITE HERE, the union representing a majority of our unionized employees, termed a “partnership for future growth” which includes agreement by the parties to work together toward labor peace in cities with collective bargaining. Since the announcement, collective bargaining agreements have been reached and ratified in key markets including New York, Chicago, Puerto Rico, San Francisco, Toronto and Honolulu. A description of certain risks relating to potential labor disputes is described in “Risk Factors” under Item 1A. At this time, we cannot predict when or whether new agreements will be reached in other markets in which we have employees covered by collective bargaining agreements, and what the impact of prolonged negotiations could be.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates and judgments on historical experience and other factors we believe to be reasonable under the circumstances, which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

We believe the following critical accounting policies, among others, affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Actual results could differ from our estimates and assumptions.

Notes Receivable

Notes receivable are reflected net of an estimated allowance for uncollectible amounts. For timeshare notes receivable, this estimate is based primarily on historical experience and assumptions with respect to future payment trends. Allowances for uncollectible amounts of other notes receivable, which include notes from managed, franchised and unconsolidated joint venture properties, are estimated based primarily on historical trends and analysis of underlying real estate collateral. Assessment of collateral may include estimates of future cash flow from the underlying real estate. Total notes receivable, including timeshare, totaled $401 million and $479 million, net of allowances for uncollectible amounts of $24 million and $35 million as of December 31, 2005 and 2006, respectively.

Property and Investments

Property and equipment acquired in acquisitions that were accounted for as purchases are recorded at their estimated fair value as of the date acquired, less accumulated depreciation. Other property and equipment are stated at cost less accumulated depreciation. We also maintain cost and equity method investments in entities that own and operate hotel properties and entities that perform other activities related or incidental to the operation of hotels. The assessment of long-lived assets for possible impairment requires us to make certain judgments, including estimates of real estate values and future cash flow from the respective properties and investments. We review the recoverability of our long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Results in 2004 and 2005 include pre-tax impairment charges to long-lived assets of approximately $5 million in each year to reduce the value of property and equipment and equity method investments to estimated fair value. There were no impairment charges in 2006.

Sales of Real Estate

We account for the sale of real estate in accordance with Statement of Financial Accounting Standards (“FAS”) 66, “Accounting for Sales of Real Estate.”  To the extent we realize gains from the sale of real estate and maintain significant continuing involvement in the form of a long-term management contract, the gain is deferred and recognized in revenue over the term of the contract. The deferral of pre-tax gains on such sales totaled $5 million, $236 million and $5 million in 2004, 2005 and 2006 respectively. Results in 2004, 2005 and 2006 include the recognition of pre-tax deferred gains totaling $15 million, $23 million and $38 million, respectively. The deferral of gain recognition is dependent on the structure of individual sale transactions.

Intangible Assets

Our intangible assets include management and franchise contracts, leases, brands and goodwill. We account for management and franchise contracts and leases in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that we review our management and franchise contracts and leases for impairment when circumstances indicate that their carrying amounts may not be recoverable. The values of our management and franchise contracts and leases are amortized using the straight-line method over the life of the agreements. The assessment of management and franchise contracts and leases requires us to make certain judgments, including estimates of future cash flow from the respective properties. Management and franchise contracts, net, totaled $302 million and $1.18 billion at December 31, 2005 and 2006, respectively. Leases, net, totaled $107 million and $319 million at December 31, 2005 and 2006, respectively. We account for brands and goodwill in accordance with FAS 142, “Goodwill and Other Intangible Assets,” which requires that intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment. The annual impairment review requires estimates of future cash flow with respect to the brands and estimates of the fair value of our company and its components with respect to goodwill.

Self-Insurance

We are self-insured for various levels of general liability, workers’ compensation and employee medical and dental insurance coverage at our owned locations. We purchase insurance coverage for claim amounts which exceed our self-insured retentions. Depending on the type of insurance, these self-insured retentions generally range from $250,000 to $500,000 per occurrence in the U.S. and approximately $2,000 to $500,000 internationally. Our self-insurance reserves totaled $146 million and $156 million at December 31, 2005 and 2006, respectively. Our insurance reserves are accrued based on estimates of the ultimate cost of claims expected to occur during the covered period. These estimates are prepared with the assistance of outside actuaries and consultants. Our actuaries periodically review the volume and amount of claims activity, and based upon their findings, we adjust our insurance reserves accordingly. The ultimate cost of claims for a covered period may differ from our original estimates.

Commitments and Contingencies

We have issued letters of credit and guaranteed certain debt and obligations of unconsolidated affiliates and third parties totaling $153 million at December 31, 2006. Under certain circumstances, we may be obligated to provide additional letters of credit or guarantees totaling $74 million. Assessment of the probability that we will be required to fund under these commitments requires us to make estimates of the ability of others to meet their obligations.

We have also provided performance guarantees to certain owners of hotels we operate under management contracts. Most of these guarantees allow us to terminate the contract rather than fund shortfalls if specified performance levels are not achieved. In limited cases, we are obligated to fund performance shortfalls. At December 31, 2006, we have six contracts containing performance guarantees with possible cash outlays totaling approximately $523 million through 2020. Funding under these performance guarantees totaled approximately $2 million in 2006 and is expected to total approximately $3 million in 2007. Funding under these guarantees in future periods is dependent upon the operating performance levels of these hotels over the remaining term of the performance guarantees. In 2006 we increased the reserve for the performance guarantee at a managed hotel by approximately $12 million based on our estimate of the guarantee payment that will be required at the end of the contract term in 2012. Although we anticipate that the future operating performance levels of these hotels will be largely achieved, there can be no assurance that this will be the case. In addition, we do not anticipate losing a significant number of management contracts in 2007 pursuant to these guarantees.

Our consolidated financial statements at December 31, 2005 and 2006 include liabilities of approximately $6 million and $18 million, respectively, for potential obligations under our outstanding guarantees.

Currency Translation

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at year-end exchange rates and the related gains and losses, net of applicable deferred income taxes, are reflected in stockholders’ equity. Gains and losses from foreign currency transactions are included in earnings. Income and expense accounts are translated at the average exchange rate for the period. Gains and losses from foreign exchange rate changes related to intercompany receivables and payables of a long-term nature are generally included in other comprehensive income. Gains and losses from foreign exchange rate movement related to intercompany receivables and payables that are not of a long-term nature are reported currently in income.

Hilton HHonors

Hilton HHonors is a guest loyalty program operated by Hilton HHonors Worldwide, LLC (“HHW”), a wholly owned and consolidated subsidiary as of December 31, 2006. At December 31, 2005, HHW was a 50% joint venture accounted for under the equity method of accounting. As part of the acquisition of the lodging assets of Hilton Group plc on February 23, 2006 (the “HI Acquisition”), we acquired the remaining 50% ownership interest. The HHonors program is operated for the benefit of our family of brands worldwide. Members of the HHonors program earn points based on their spending at most of the hotel properties operated and franchised by us. HHW accumulates and tracks points on the member’s behalf and fulfills awards upon request. Points can be redeemed for hotel stays at participating properties and for a variety of other awards such as airline tickets, cruises and car rentals.

HHonors is provided as a guest loyalty program to participating hotels. HHW charges the cost of operating the program, including the estimated cost of award redemptions, to participating hotels based on members’ qualifying expenditures. These charges do not include a markup or profit element. Our owned hotels record our share of program costs when qualified members stay at our owned hotels. When the members redeem awards at our hotels, our owned hotels recognize revenue for reward stays.

We use outside actuaries to assist in determining the fair value of the future award redemption obligation based on statistical formulas which project future point redemptions based on factors including historical experience, an estimate of points that will never be redeemed, an estimate of the points that will eventually be redeemed and the cost of reimbursing hotels and other third parties in respect to other redemption opportunities available to members. These estimates are used to determine the required liability for outstanding points. Actual expenditures for awards may differ from the actuarially determined liability. The total liability recorded for outstanding points as of December 31, 2006 was $421 million.

Purchase Accounting

In connection with the HI Acquisition, we allocated the purchase price to the assets acquired, including goodwill and other intangible assets, and liabilities assumed based on their respective fair values at the acquisition date in accordance with FAS 141 “Business Combinations.”  In valuing acquired assets and assumed liabilities, fair values are based on factors including, but not limited to, quoted market prices, expected future cash flows, current replacement cost, disposition values of certain assets acquired in the HI Acquisition, market rate assumptions and appropriate discount and growth rates. See “Note 3: Purchase of Hilton International” to our consolidated financial statements under Item 8 for more information.

Revenue Recognition

Revenue is generally recognized as services are performed. Owned and leased hotel revenue represents primarily room rentals and food and beverage sales from owned, majority owned and leased hotels.

Management fees represent fees earned from hotels managed by us, usually under long-term contracts with the hotel owner. Management fees include a base fee, which is generally a percentage of hotel revenue, and an incentive fee, which is generally based on a fixed or variable percent of hotel profits after a stated return threshold to the owner. We recognize base fees as revenue when earned in accordance with the terms of the contract. In interim periods we recognize the incentive fees that would be due if the contract were terminated at the end of the interim period.

Franchise fees represent fees received in connection with the licensing of our brand names, usually under long-term contracts with the hotel owner. Depending on the brand, we charge franchise royalty fees of up to five percent of room revenue. We recognize fee revenue as earned, in accordance with FAS 45, “Accounting for Franchise Fee Revenue.”

Timeshare and other income primarily consists of earnings from our timeshare operations. Timeshare revenue is generated primarily from the sale and financing of timeshare intervals and operating timeshare resorts. We recognize revenue from deeded timeshare sales in accordance with FAS 66, “Accounting for Real Estate Sales.”  Sales are included in revenue when a minimum of a 10 percent down payment has been received, certain minimum sales thresholds have been attained, the purchaser’s period to cancel for a refund has expired and the related receivable is deemed to be collectible. We defer revenue recognition for sales that do not meet these criteria. During periods of construction, profits from timeshare sales are recognized under the percentage-of-completion method. Our Hilton City Club timeshare product is accounted for as a long-term lease with a reversionary interest rather than the sale of a deeded interest in real estate. Hilton City Club sales revenue is recognized on a straight-line basis over the term of the lease.

We incur certain reimbursable costs on behalf of managed hotel properties and franchisees. We report reimbursements received from managed properties and franchisees as revenue and the costs incurred on their behalf as expenses. These costs, which relate primarily to payroll costs at managed properties where we are the employer, are included in other revenue and expenses from managed and franchised properties in the consolidated statements of income. Since the reimbursements are made based upon the costs incurred with no added margin, the presentation of these reimbursable costs has no effect on our operating income, total or per share net income, cash flow or financial position.

Income Taxes

We account for income taxes in accordance with FAS 109, “Accounting for Income Taxes.”  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and to recognize deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.

Current and deferred tax assets and liabilities are recognized for estimated taxes payable or refundable due to temporary differences and carryforwards. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a deferred tax asset. Judgment is used in considering the relative impact of negative and positive evidence.

Use of Estimates

The estimates and assumptions related to notes receivable, long-lived assets, intangible assets, self-insurance, commitments and contingencies, HHonors, purchase accounting, revenue recognition and income taxes are subject to change based on the factors identified above. We believe that our estimates and assumptions are reasonable and have resulted in accurate measurement of the related accounts in our historical financial statements in conformity with GAAP. Because estimates are used, it is reasonably likely that there will be some variability between projected results and actual results over time. In addition, given the significance of these accounts to our consolidated financial position, the variability between projected and actual results could be material to our financial position or results of operations.

DEVELOPMENT AND CAPITAL SPENDING

Overview

On February 23, 2006, we completed the acquisition of the lodging assets of Hilton Group plc for cash consideration of approximately £3.3 billion, equivalent to approximately $5.7 billion as of the transaction date, excluding acquisition costs. The HI Acquisition was financed with existing cash on hand and with borrowings under our new senior credit facilities (see “Liquidity and Capital Resources—Financing” and “Note 3: Purchase of Hilton International” to the consolidated financial statements under Item 8). As a result of the HI Acquisition, we added approximately 400 properties and 103,000 rooms to our system.

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

In addition to the properties added to our system in the HI Acquisition, we added a total of 223 properties, primarily franchises, with approximately 36,000 rooms to our system during 2006. A total of 74 properties, primarily franchises, with approximately 12,000 rooms were removed from our system in 2006. We believe the continued strong performance of our brands has enabled us to significantly enhance our development pipeline versus our industry competitors. We have more than 775 hotels, primarily franchises, with 110,000 rooms in our development pipeline at December 31, 2006. Approximately 90 percent of the hotels in the current development pipeline are in the Americas (U.S., Canada, Mexico and South America), though international development is expected to comprise an increasingly larger percentage of our development pipeline over the next few years. In 2007, we expect to add approximately 255 hotels and 35,000 rooms to our hotel system. We expect virtually all of this growth to be through franchise and management agreements. The actual opening of hotels in our development pipeline is subject to various conditions and uncertainties.

We believe our brand growth strategy continues to benefit from the significant market share premiums most of our brands command over their respective competitive sets. With 100 representing a brand’s fair share of the market, our domestic brands (according to Smith Travel Research) posted RevPAR index numbers as follows for 2006: Embassy Suites, 124.7; Hampton Inn, 122.9; Homewood Suites by Hilton, 114.3; Hilton Garden Inn, 112.4; Hilton, 105.6; and Doubletree, 101.5.

Our ability to grow the number of hotels in our system is affected by the factors referenced under Item 1A “Risk Factors,” such as international, national and regional economic conditions; the effects of actual and threatened terrorist attacks and international conflicts; acts of God, such as natural disasters; credit availability; relationships with franchisees and property owners; and competition from other hotel brands.

In total, we anticipate spending approximately $985 million on capital expenditures in 2007, which includes approximately $320 million for routine improvements and technology, approximately $315 million for timeshare projects and approximately $350 million for hotel renovation, hotel investment and special projects. Routine improvements include expenditures for equipment, hotel fixtures, and wall and floor coverings. Expenditures required to complete our capital spending programs are expected to be financed through available cash flow from operations and general corporate borrowings. To the extent we complete additional asset sales in 2007, capital expenditures can be expected to decrease. Anticipated capital expenditures are subject to change due to, among other things, changes in business operations and economic conditions.

We will continue to review our owned hotel portfolio for potential repositioning or re-branding opportunities (see “Liquidity and Capital Resources—Acquisitions and Dispositions”) and we may seek to sell certain assets, including assets acquired in the HI Acquisition. It is our intention to be opportunistic when evaluating potential asset sales and we will look to sell particular hotel properties to the extent we can obtain premium prices. We are currently marketing for sale certain of our owned and leased hotels, including ten hotels in continental Europe, the Hilton Caledonian in Scotland and six properties in the U.S. We are also marketing for sale the Scandic brand of hotels. As discussed in “Note 5: Acquisitions and Dispositions” to the consolidated financial statements under Item 8, until the necessary approvals have been received and substantive conditions to the buyer’s obligation to perform have been satisfied, we do not consider a sale to be probable. When we sell a hotel property, it is generally our preference to retain a management or franchise agreement; however, we may sell hotels without retaining our brand.

Hotel Ownership

Capital expenditures during 2006 excluding timeshare projects totaled $613 million, consisting primarily of routine improvements and renovation projects at our owned and leased hotels. The 2006 expenditures include approximately $92 million for renovations at the Waldorf=Astoria, Hilton New York and Hilton Hawaiian Village. Renovation projects are expected to continue at these three properties in 2007. We continue to place a priority on making appropriate capital expenditures to maintain and upgrade our owned assets.

Managing and Franchising

Total property additions to our system in 2006 included 204 franchise properties, 17 managed properties owned by third parties and two leased properties. These additions included 32 properties which, due in part to the market share leadership of our brands, were converted to our family of brands in 2006. The 32 conversions included 16 Doubletrees, eight Hiltons, five Hamptons and three Hilton Garden Inns.

In early 2006, we introduced a new brand line, the Waldorf=Astoria Collection. This elite brand designation debuted with New York’s legendary Waldorf=Astoria, along with three world-class luxury resorts managed by us: the Grand Wailea Resort Hotel & Spa on the island of Maui in Hawaii; the Arizona Biltmore Resort & Spa in Phoenix; and the La Quinta Resort & Club in La Quinta, California. Also in 2006, we commenced management of the Qasr Al Sharq in Jeddah, Saudi Arabia. We anticipate that the Waldorf=Astoria Collection will continue to grow primarily through branding of existing landmark or boutique hotels and opening newly built properties in select cities.

In the fourth quarter of 2006, we announced plans to form a joint venture with real estate developer DLF Limited to develop hotel properties and serviced apartments in India. The joint-venture company plans to develop and own 50 to 75 mid-scale and extended-stay hotels over the next seven years. We also announced an alliance with Deutsche Asset Management and HQ Asia Pacific in which they will develop an initial 25 Hilton Garden Inns in Beijing, Shanghai and Tianjin, China, which are expected to be franchised hotels.

Timeshare

We are currently developing new timeshare projects in Las Vegas, Nevada, Orlando, Florida, New York, New York, Honolulu and Waikoloa, Hawaii. The Waikoloa (Kohala Coast Vacation Suites) project opened its remaining 98 units in 2006; this project contains 120 units in total. At our International Drive property in Orlando (Tuscany Village), the first six phases totaling 376 units are open, including 70 units opened in January 2007. Construction has begun on the final 64 units, which are scheduled to open in spring 2008. Also in Orlando, we added 48 units in 2006 to our existing property adjacent to Sea World. The second phase of our property on the Las Vegas Strip, which consists of 431 units, was completed in 2006. Approximately 45 percent of the planned four-tower, 1,582-unit project has been completed.

In 2006, we began construction of a new timeshare project in Honolulu, Hawaii at the Hilton Hawaiian Village. Upon completion scheduled for late 2008, the Waikikian Tower is expected to contain 331 units. We also began development of a new project in Waikoloa, Hawaii (“Kings Land”). Phase I of the Kings Land development is expected to contain 198 units and is scheduled for completion in 2010. In September 2006, we announced our development of a new timeshare project in New York, New York on West 57th Street. Upon completion in early 2009, the 57th Street Tower is expected to contain 161 units. In 2007, we began construction of our new timeshare project at Ruby Lake in Orlando. Phase I of the Ruby Lake project is expected to contain 141 units and is scheduled for completion in 2009.

As we are currently constructing several new timeshare projects, our timeshare business is expected to be negatively impacted, from a reporting standpoint, by percentage-of-completion accounting associated with new projects in 2007. We expect the impact of percentage-of-completion accounting on 2007 results to reverse in 2008.

Capital expenditures associated with our timeshare operations during 2006 totaled $261 million. Timeshare capital expenditures are expected to increase to approximately $315 million in 2007 as we continue to invest in the development of new product in Las Vegas, Orlando, Hawaii and New York. The capital expenditures associated with our non-lease timeshare products are reflected as inventory until the timeshare intervals are sold. We also provide financing to the buyers of our timeshare intervals. During 2006, we issued approximately $335 million of loans related to timeshare financings. Principal collections on timeshare notes during the same period were approximately $226 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Net cash provided by operating activities totaled $548 million, $486 million and $652 million for the years ended December 31, 2004, 2005 and 2006, respectively. The net increase in 2006 relates primarily to improved operating results and operating cash flow as a result of the HI Acquisition, partially offset by net cash used for timeshare construction in excess of timeshare sales and increased restricted cash balances. The net decrease in 2005 compared to 2004 relates primarily to net cash used by timeshare construction in excess of timeshare sales and a reduction in deferred income taxes resulting from the sale of assets in 2005. These decreases were partially offset by improved operating results.

Net cash provided by operating activities in 2004 and 2005 each benefited from a reduction in the valuation allowance for capital loss tax carryforwards which reduced the provision for income taxes (See “Liquidity and Capital Resources—Acquisitions and Dispositions” below, and “Note 13: Income Taxes” to the consolidated financial statements under Item 8). Our ability to utilize capital loss tax carryforwards to reduce our provision for income taxes is dependent on the availability of capital loss tax carryforwards and the existence of transactions that enable these capital loss carryforwards to be utilized. Therefore, it should not be assumed that such benefits will be available to us in the future.

Net cash used in investing activities totaled $4.598 billion in 2006 and net cash provided by investing activities totaled $620 million in 2005. The net cash used in investing activities in 2006 was primarily due to the HI Acquisition (see “Note 3: Purchase of Hilton International” to the consolidated financial statements under Item 8), the acquisition of management contracts and higher capital expenditures. These increases in cash used in investing activities were partially offset by an increase in proceeds from asset sales in 2006 over the prior year and an increase in payments received on notes and other. Net cash used in investing activities totaled $132 million in 2004 and net cash provided by investing activities totaled $620 million in 2005. The increase in net cash provided by investing activities was primarily due to an increase in net proceeds from asset dispositions in 2005 compared to the prior year, partially offset by higher capital expenditures.

Net cash used in financing activities totaled $255 million in 2005 and net cash provided by financing activities totaled $2.918 billion in 2006. The net change between periods is primarily due to the new senior credit facilities used to partially fund the HI Acquisition, net of repayments, and share repurchases in the prior year. Net cash used in financing activities totaled $122 million in 2004 compared to $255 million in 2005. The increase in 2005 reflects increased share repurchases and lower proceeds from the issuance of common stock, reflecting a lower volume of stock option exercises, partially offset by a lower level of debt repayments in the 2005 period.

Our ratio of earnings to fixed charges for the years ended December 31, 2004, 2005 and 2006 was 2.2x, 3.1x and 2.3x, respectively.

Cash and equivalents totaled $138 million at December 31, 2006, a decrease of $1.016 billion from December 31, 2005. The decrease in cash and equivalents is due primarily to cash being used to partially fund the HI Acquisition. Restricted cash totaled $293 million, an increase of $111 million from the prior year resulting primarily from an increase in cash reserves related to our collateralized borrowings and the addition of three consolidated non-controlled entities as part of the HI Acquisition. Restricted cash includes cash related to certain consolidated hotels, the use of which is restricted for hotel purposes under the terms of collateralized borrowings; refundable deposits on the sale of timeshare intervals; and cash balances held by consolidated non-controlled entities. We believe that our operating cash flow, available borrowings under our revolving credit facilities and our ability to obtain additional financing through various financial markets are sufficient to meet our liquidity needs (see “Liquidity and Capital Resources—Financing”). However, any projections of future financial needs and sources of working capital are subject to uncertainty. See “Results of Operations” below and “Additional Information—Forward-Looking Statements” under Item 1 and “Risk Factors” under Item 1A for further discussion of conditions that could adversely affect our estimates of future financial needs and sources of working capital.

Financing

In connection with the HI Acquisition in February 2006 (see “Note 3: Purchase of Hilton International” to the consolidated financial statements under Item 8), we entered into new senior credit facilities in an initial aggregate principal U.S. dollar equivalent of approximately $5.75 billion with a syndicate of financial institutions. These facilities replaced our $1 billion revolving credit facility and are secured by a pledge of the capital stock of certain of our wholly owned subsidiaries. The senior credit facilities consist of the following:

•       U.S. Dollar Denominated Revolver—5 year, $3.25 billion available in U.S. dollars, British Pounds, Euros and Swedish Kronor or other currencies acceptable to the administrative agent. Interest is at a variable rate depending upon our leverage ratio and senior debt ratings, with initial borrowings at applicable London Interbank Offered Rate (“LIBOR”) plus 150 basis points (which includes a 25 basis point annual facility fee). The capacity under our revolver was also used to support certain outstanding letters of credit. Total revolving debt capacity of approximately $1.42 billion was available to us at December 31, 2006.

•       Foreign Currency Denominated Term Loan A—5 year, approximate equivalent of $2.32 billion at December 31, 2006, denominated in £675 million, €675 million and Australian $140 million. Interest is at a variable rate depending upon our leverage ratio and senior debt ratings, with initial borrowings at applicable LIBOR plus 150 basis points.

•       U.S. Dollar Denominated Term Loan B—7 year, $500 million term loan available only in U.S. dollars. Interest at LIBOR plus 137.5 basis points.

We also have the option to increase the credit facilities by $500 million. At December 31, 2006, we have an aggregate principal U.S. dollar equivalent of approximately $3.219 billion outstanding under these facilities.

Subsequent to our announcement in December 2005 of our agreement to acquire the lodging assets of Hilton Group plc, Standard & Poor’s Ratings Group lowered our senior debt rating from BBB- to BB. In addition, Moody’s Investor Services lowered our senior debt rating from Baa3 to Ba2. These downgrades are reflected in the interest rates and facility fee of our $5.75 billion senior credit facilities. On February 26, 2007, Moody’s Investor Services upgraded our senior debt rating to Ba1.

Under the terms of the senior credit facilities, proceeds, if any, from the sale of certain owned properties acquired as part of the HI Acquisition are required to be used for the repayment of our senior credit facilities. In addition, we expect that excess cash flow, if any, will be used to repay outstanding debt balances.

In October 1997, we filed a shelf registration statement with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. At December 31, 2006, available financing under the shelf totaled $825 million. The terms of any additional securities offered under the shelf will be determined by market conditions at the time of issuance.

Provisions under various loan agreements require us to comply with certain covenants which include limiting the amount of our outstanding indebtedness. Our revolving credit facilities contain two significant financial covenants: a leverage ratio and debt service coverage ratio. We are in compliance with our financial covenants as of December 31, 2006.

Provisions of the financing agreement related to our 7.95% collateralized borrowings due 2010 require that certain cash reserves be maintained and also restrict the transfer of excess cash generated by the related properties to us if net cash flow falls below a specified level (the cash trap). The cash trap became effective in 2003 due to reduced cash flow from the collateralized properties, primarily the Hilton San Francisco. As of December 31, 2006, cash restricted under the terms of the collateralized borrowings, including required reserves and the cash trap, totaled $214 million. The impact of the cash trap, which is expected to remain in effect throughout 2007, is not expected to have a material impact on our liquidity.

As of December 31, 2006, approximately 53% of our long-term debt, including the impact of interest rate swaps and excluding non-recourse debt and capital lease obligations of non-controlled entities, was floating rate debt. Our total debt, excluding non-recourse debt and capital lease obligations, has a weighted-average life of approximately 6.1 years and a weighted-average interest rate of approximately 6.6%.

The following table summarizes our significant contractual obligations as of December 31, 2006, including long-term debt and operating lease commitments:

		Payments Due by Period
		Less than	1 – 3	4 – 5	After
Contractual Obligations (in millions)	Total	1 year	years	years	5 years
Long-term debt	$7,468	522	1,447	3,810	1,689
Operating leases	4,159	294	564	526	2,775
Less: Non-recourse debt and capital lease obligations of non-controlled entities	(500)	(110)	(25)	(26)	(339)
Total contractual obligations	$11,127	706	1,986	4,310	4,125

Both total debt and operating lease commitments increased from December 31, 2005 as a result of the HI Acquisition (see “Note 3: Purchase of Hilton International” and “Note 11: Long-Term Debt” to the consolidated financial statements under Item 8 for further information). Our total debt includes debt and capital lease obligations related to variable interest entities consolidated under FIN 46(R) that are non-recourse to us. These balances, totaling $500 million, have been deducted in arriving at the total contractual obligations as of December 31, 2006. These amounts are reflected on our consolidated balance sheets as non-recourse debt and capital lease obligations of non-controlled entities.

Development Financing and Other Commercial Commitments

We have issued guarantees in connection with development financing programs in order to support the growth of our brands. The following table summarizes our development financing and other commercial commitments as of December 31, 2006:

		Amount of Commitment Expiration Per Period
		Less than	1 – 3	4 – 5	After
Commercial Commitments (in millions)	Total	1 year	years	years	5 years
Letters of credit	$110	110	—	—	—
Guarantees	43	4	19	—	20
Total commercial commitments	$153	114	19	—	20

See “Note 18: Commitments and Contingencies” to the consolidated financial statements under Item 8 for further discussion of our development financing and other commercial commitments.

Acquisitions and Dispositions

In February 2006, we completed the acquisition of the lodging assets of Hilton Group plc (see “Note 3: Purchase of Hilton International” to the consolidated financial statements under Item 8). Additionally, during 2006, we acquired four long-term management contracts and sold 11 wholly owned hotels, three joint venture interests, one leased hotel and the LivingWell health clubs (see “Note 5:  Acquisitions and Dispositions” to the consolidated financial statements under Item 8).

Stockholders’ Equity

In the 2005 third quarter, our Board of Directors approved an increase to our common stock dividend of $.02 per share to $.04 per share. Annual dividends paid on common shares were $.08, $.12 and $.16 per share in 2004, 2005 and 2006 respectively.

In 2004, we repurchased approximately 2.3 million shares of our common stock at a total cost of approximately $48 million. During 2005, we repurchased approximately 12.3 million shares of our common stock at a total cost of approximately $271 million. No shares were repurchased in 2006. The timing of stock purchases is made at the discretion of management. As of December 31, 2006, approximately 44.7 million shares remained authorized for repurchase.

OFF-BALANCE SHEET ARRANGEMENTS

We have outstanding guarantees issued in connection with our development financing programs and other guarantees of debt and other obligations of unconsolidated affiliates and third parties, as well as commitments under letters of credit. See “Note 18: Commitments and Contingencies” to the consolidated financial statements under Item 8. We maintain investments in unconsolidated affiliates, including hotel joint ventures as well as other entities that support the operations of our hotel properties. We do not have investments in or obligations with respect to unconsolidated special purpose entities.

RESULTS OF OPERATIONS

The following discussion presents an analysis of our results of operations for the three years ended December 31, 2006. Our operations consist of three reportable segments which are based on similar products or services: Hotel Ownership, Managing and Franchising, and Timeshare.

FISCAL 2006 COMPARED WITH FISCAL 2005

Overview

A summary of our consolidated results for the years ended December 31, 2005 and 2006 is as follows:

	2005	2006	% Change
	(in millions, except per share amounts)
Revenue	$4,437	8,162	84%
Operating income	805	1,274	58
Net income	460	572	24
Basic EPS	1.20	1.49	24
Diluted EPS	1.13	1.39	23

Revenue and operating income in 2006 benefited from the HI Acquisition and from strong rate increases and high demand in most of our major markets, which resulted in significant RevPAR gains at many of our comparable owned hotels. Management and franchise fee revenue was our highest ever, increasing 51 percent over the prior year as a result of the HI Acquisition, continued RevPAR growth and the addition of new units. Results in 2006 also benefited from strong results at our timeshare business. Net income in 2006 was impacted by increases in depreciation, amortization and interest expense due to the HI Acquisition, and benefited from net gains on foreign currency transactions. Net income in 2005 benefited from higher gains on property transactions compared to 2006, as well as a lower effective tax rate compared to 2006.

Revenue from owned hotels totaled $2.521 billion in 2006, a 23 percent increase from $2.049 billion in 2005, and total expenses in 2006 were up 22 percent to $1.780 billion. Strong results at our comparable owned hotels and the impact of the HI Acquisition were partially offset by the impact of asset sales and renovation disruptions in New York and Hawaii. Total revenue from comparable owned hotels (excluding the impact of asset sales, revenue from our two owned properties in New Orleans which were impacted by Hurricane Katrina, and the results of the acquired HI owned hotels) was up eight percent to $1.675 billion from $1.558 billion in the 2005 period, while comparable owned hotel expenses increased seven percent to $1.180 billion in 2006 from $1.098 billion in 2005.

Results at our comparable owned properties benefited from continued strong demand and average rate increases from groups, business and leisure travelers. Results in Chicago, San Francisco and Phoenix were particularly strong in 2006, each reporting double-digit RevPAR gains over the prior year. RevPAR growth at our owned hotels in New York City (the Waldorf=Astoria and the Hilton New York) and at the Hilton Hawaiian Village was significantly impacted by renovation disruptions, though all three properties achieved strong gains in average daily rate (“ADR”). Renovation disruptions are expected to continue to impact these three properties in 2007. RevPAR for comparable North American owned properties increased 8.8 percent for the year, with occupancy rising 0.2 points to 78.7 percent and ADR up 8.6 percent to $199.24.

Margins at our comparable North American owned hotels (revenue less expenses as a percentage of revenue for comparable owned hotels) improved 10 basis points in 2006 to 29.6 percent. The aforementioned renovation disruptions combined with higher insurance and marketing costs in the year negatively impacted margins by approximately 170 basis points. Cost-per-occupied-room increased 7.7 percent in 2006.

Leased hotel revenue totaled $2.347 billion in 2006 compared to $111 million in 2005, while leased hotel expenses were $1.985 billion in the current year versus $99 million in the prior year. In the 2006 period, leased hotel revenue and expenses include approximately 200 leased hotels acquired in the HI Acquisition. Prior to the HI Acquisition, we operated six leased hotels. Results from the leased hotels acquired in the HI Acquisition reflect business strength in the U.K., continental Europe and the Nordic region. Due to the relatively large size of the lease payments required in a hotel operating lease, the leased properties operate at margins significantly lower than our owned hotels. Leased hotel revenue and expenses are included with our owned hotels in our Hotel Ownership segment results.

Operating income from unconsolidated affiliates increased $13 million in 2006 to $57 million. The increase relates primarily to the addition of unconsolidated affiliates acquired in the HI Acquisition combined with improved operating results over the 2005 period. Operating income from unconsolidated affiliates is included in our Hotel Ownership segment results.

Management and franchise fee revenue in 2006 increased $232 million or 51 percent to $684 million. Fee revenue is based primarily on rooms revenue at franchise properties and total operating revenue (and to a lesser extent gross operating profits or cash flow) at managed properties. The strong demand among business, groups and leisure travelers that benefited our owned hotels also resulted in strong RevPAR gains for each of our brands on a system-wide basis (including managed and franchised properties). The increase in management and franchise fees in 2006 also reflects $109 million of fee revenue as a result of the HI Acquisition and $26 million of contract termination fees related to the Hilton Times Square and the Embassy Suites Battery Park in New York. The Times Square and Battery Park properties were sold in 2006 and we entered into franchise agreements with the new owners. Additionally, strong domestic development activity as well as the large number of conversions to management and franchise contracts resulting from our owned asset sales favorably impacted fee revenue.

Revenue from our timeshare operations (included in timeshare and other income) totaled $650 million, an increase of $96 million or 17 percent from $554 million in 2005. Timeshare expenses in 2006 (included in other operating expenses) were $491 million compared to $420 million in the prior year. Timeshare revenue and earnings are generated through developing timeshare resorts and selling the related intervals, financing the sale of timeshare intervals and through management of timeshare resorts. Overall timeshare unit sales were up two percent in 2006, while the average unit sales price increased 10 percent across the system. Timeshare revenue and profitability also benefited from higher financing income and the recognition of previously deferred revenue and expenses due to the required percentage-of-completion accounting.

Depreciation and amortization expense increased $142 million in 2006 to $441 million. This net increase reflects additional depreciation and amortization associated with the tangible and intangible assets acquired in the HI Acquisition, partially offset by a reduction in depreciation expense associated with asset sales.

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

Corporate Activity

Corporate expense totaled $171 million in 2006, an increase of $68 million, or 66 percent, from 2005. The increase is primarily the result of incremental corporate costs related to the HI Acquisition, $12 million of non-recurring charges related to the HI Acquisition and the expensing of stock options under FAS 123(R) (see “Note 4: Stock Based Compensation” to the consolidated financial statements under Item 8). Other operating expenses in 2006 include a $12 million pre-tax charge to increase a performance guarantee reserve for a managed hotel (see “Note 18: Commitments and Contingencies” to the consolidated financial statements under Item 8). Corporate expense is not allocated among our reportable business segments.

Interest and dividend income decreased $5 million compared to the prior year. This decrease reflects higher cash balances in 2005 due primarily to proceeds from asset sales prior to the HI Acquisition. Interest expense, net of amounts capitalized, increased $239 million compared to 2005, due primarily to borrowings under our new senior credit facilities in order to partially fund the HI Acquisition. Net interest from unconsolidated affiliates and non-controlled interests increased by $19 million to $45 million in 2006, primarily due to the addition of non-consolidated interests as part of the HI Acquisition.

The net gain on foreign currency transactions of $24 million in 2006 is primarily the result of movement in the value of the British Pound prior to our completion of the HI Acquisition, which was funded in British Pounds. The net gain also includes the impact of foreign currency movements on intercompany loans that are deemed to be short-term in nature.

The $72 million net other gain in 2006 includes net gains from asset sales of $1 million (see “Note 5: Acquisitions and Dispositions” to the consolidated financial statements under Item 8), a $33 million gain from settlement recoveries related to mold found in certain areas of the Hilton Hawaiian Village in 2002, a $24 million gain on sales of certain marketable securities, a $17 million net gain related to insurance proceeds received in excess of the book value of assets written off as a result of damage from Hurricane Katrina (see “Note 19: Insurance Recoveries” to the consolidated financial statements under Item 8), a $3 million pre-tax loss on derivative instruments (see “Note 2: Summary of Significant Accounting Policies—Derivative Instruments” to the consolidated financial statements under Item 8) based on the market value of the derivatives at December 31, 2006, a $3 million loss on the termination of various management and franchise contracts to which we had value assigned, and $3 million in net other gains. The $103 million net other gain in 2005 includes gains from asset sales of $112 million, a $10 million loss on our foreign currency options based on the market value of the options at December 31, 2005, a $3 million gain on our oil futures derivative, and $2 million of other losses.

The loss from non-operating affiliates totaling $17 million and $16 million in 2005 and 2006, respectively, represents equity losses associated with our 24 percent minority interest in a coal-based synthetic fuel facility. The synthetic fuel produced at this facility qualifies for tax credits based on Section 45K of the Internal Revenue Code; these credits reduce our provision for income taxes (see “Note 5: Acquisitions and Dispositions” to the consolidated financial statements under Item 8).

The effective income tax rate for 2006 increased to 31% from 26% in 2005. The effective rate in 2006 reflects the utilization of Section 45K synthetic fuel production credits of approximately $11 million and a net benefit of $15 million primarily due to the favorable resolution of IRS audits for the years 2002 and 2003 and the required treatment of certain foreign currency gains. The effective rate in 2005 includes a benefit of $28 million resulting from closures of IRS audits, a reduction in the valuation allowance for capital loss tax carryforwards totaling $34 million associated with asset sales and the utilization of Section 45K synthetic fuel production credits of approximately $17 million. The 2005 effective tax rate also includes net state tax credits of approximately $2 million. Our effective tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

Excluding the aforementioned items, our effective rate was 34% in 2006 and 39% in 2005. The reduction in effective rate for 2006 compared to 2005 is primarily the result of the HI Acquisition. In 2005 and earlier, our tax liability was principally comprised of U.S. and state taxes imposed on domestic income. As a result of our acquisition of HI, our tax liability is comprised of both U.S. and foreign taxes and is impacted by the composition of pre-tax income by jurisdiction. Income from foreign jurisdictions is subject to lower levels of tax resulting in an overall worldwide blended effective rate that is lower than our 2005 effective rate.

Minority and non-controlled interests expense, net, decreased $5 million to $7 million in 2006, primarily due to a distribution to our minority partner on the sale of the Hilton Glendale in 2005 (see “Note 5: Acquisitions and Dispositions” to the consolidated financial statements under Item 8).

Hotel Statistics

RevPAR for U.S. owned hotels and system-wide for the years ended December 31, 2005 and 2006 is as follows:

	North America (U.S. owned)(1)
	2005	2006	% Change
Hilton	$151.85	165.03	8.7%
All other	91.45	101.06	10.5
Total	144.05	156.73	8.8

(1)          Statistics are for comparable U.S. hotels, and include only hotels in the system as of December 31, 2006, and owned by us since January 1, 2005. Comparable hotels exclude our owned hotels in New Orleans due to the interruption in operations as a result of Hurricane Katrina.

	System-wide(2)
	2005	2006	% Change
Hilton	$99.50	109.11	9.7%
Hilton Garden Inn	72.70	79.55	9.4
Doubletree	79.30	87.60	10.5
Embassy Suites	95.85	105.05	9.6
Homewood Suites by Hilton	76.19	82.14	7.8
Hampton	62.87	68.66	9.2
Scandic	67.11	71.58	6.7
Conrad	107.90	120.94	12.1
Other	99.98	115.36	15.4
Total	82.46	90.27	9.5

(2)          Statistics are presented pro forma as if the HI Acquisition had occurred January 1, 2005. Includes hotels in our system as of December 31, 2006 which were in our hotel system or the hotel system of HI since January 1, 2005. Comparable hotels exclude data for HI franchise hotels and our owned hotels in New Orleans due to the interruption in operations as a result of Hurricane Katrina.

FISCAL 2005 COMPARED WITH FISCAL 2004

Overview

A summary of our consolidated results for the years ended December 31, 2004 and 2005 is as follows:

	2004	2005	% Change
	(in millions, except per share amounts)
Revenue	$4,146	4,437	7%
Operating income	658	805	22
Net income	238	460	93
Basic EPS	.62	1.20	94
Diluted EPS	.60	1.13	88

Results in 2005 benefited from strong increases in room nights and ADR across all business segments, with particularly strong increases in ADR, resulting in double-digit RevPAR growth and margin improvement at many of our comparable owned hotels. Management and franchise fee revenue increased 18 percent over 2004 as a result of RevPAR growth and the addition of new units. Results in 2005 also benefited from strong results at our timeshare business. Net income in 2005 also benefited from gains associated with the sale of owned hotels and a reduction in the provision for income taxes. Revenue growth was adversely impacted by the aforementioned asset sales and the impact of Hurricane Katrina on our two owned hotels in New Orleans.

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

Results at our comparable owned properties benefited from continued strong demand and average rate increases from groups, business and leisure travelers, including double-digit rate and RevPAR increases from the leisure and business segments. Results in New York and Hawaii were particularly strong in 2005. Strong results were also reported at our owned hotels in Boston, Washington D.C. and Atlanta, while San Francisco remained comparably weak. RevPAR for comparable owned properties increased 11.9 percent for the year, with occupancy rising 2.2 points to 77.3 percent and ADR up 8.7 percent to $178.35. Approximately 75 percent of the RevPAR increase in comparable owned hotels was attributable to rate gains.

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

Management and franchise fee revenue increased $68 million or 18 percent to $452 million in 2005. The strong demand among business, groups and leisure travelers that benefited our owned hotels also resulted in strong RevPAR gains for each of our brands on a system-wide basis (including managed and franchised properties). The increase in management and franchise fees in 2005 also reflects the addition of new units to our system of hotels.

Revenue from our timeshare operations totaled $554 million, an increase of $133 million or 32 percent from $421 million in 2004. Timeshare expenses in 2005 were $420 million compared to $316 million in the prior year. Overall timeshare unit sales were up eight percent in 2005, reflecting continued strong sales at our projects in Hawaii, Las Vegas and Orlando. The average unit sales price increased two percent across the system. Timeshare revenue and profitability also benefited from higher resort fees and higher financing income due to increased sales. Timeshare results in 2005 also reflect the recognition of previously deferred revenue and expenses at our Waikoloa project, due to the required percentage-of-completion accounting. Construction at the Waikoloa project was approximately 75 percent complete at the end of 2005. In contrast, construction was not beyond a preliminary stage at the end of 2004.

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

Interest and dividend income in 2005 increased $6 million compared to 2004. This increase reflects higher cash balances in 2005 due primarily to proceeds from asset sales. This increase was partially offset by lower interest income due to the repayment by Caesars Entertainment, Inc. of the $325 million 7% Senior Notes in July 2004. Interest on the notes is reflected as both interest income and interest expense in our consolidated statements of income through repayment in July 2004. Interest expense, net of amounts capitalized, decreased $15 million compared to 2004, due primarily to the aforementioned repayment by Caesars.

The $103 million net other gain in 2005 includes gains from asset sales of $112 million, a $10 million loss on our foreign currency options based on the market value of the options at December 31, 2005, and a $3 million gain on our oil futures derivative based on the market value of the contract at December 31, 2005. Also included in 2005 is a net loss of $1 million related to the write-off of several long-term management and franchise agreements which were terminated during the year and a $1 million loss on the disposition of other fixed assets. The $5 million net other loss in 2004 represents the sale of two Doubletree properties, the write off of the value assigned to several long-term management and franchise agreements which were terminated during the year and a loss due to the fair market value adjustment of our derivative instruments, partially offset by the gain from the sale of certain investments.

The loss from non-operating affiliates of $6 million and $17 million in 2004 and 2005, respectively, represents equity losses associated with our 24 percent minority interest in a coal-based synthetic fuel facility. The synthetic fuel produced at this facility qualifies for tax credits based on Section 45K of the Internal Revenue Code; these credits reduce our provision for income taxes. We acquired our minority interest in August 2004, which results in the comparably low amount in that year.

The effective income tax rate for 2005 decreased to 26% from 34% in 2004. The effective rate in 2005 includes a benefit of $28 million resulting from the resolution of IRS audits, a reduction in the valuation allowance for capital loss tax carryforwards totaling $34 million associated with asset sales and the utilization of Section 45K synthetic fuel production credits of approximately $17 million. The 2005 effective tax rate also includes net state tax credits of approximately $2 million. The effective tax rate in 2004 benefited from a reduction in the valuation allowance for capital loss tax carryforwards of approximately $7 million resulting from the sale of three Doubletree properties (La Posada in Arizona, as well as Bakersfield and Modesto in California) and the sale of our interest in Travelweb. In addition, the 2004 effective tax rate also reflects the utilization of Section 45K synthetic fuel production credits of approximately $7 million. Excluding the aforementioned items, our effective rate was 39% in 2005 and 38% in 2004. Our effective tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

Minority and non-controlled interests expense, net, increased $4 million to $12 million in 2005, reflecting a distribution to our minority partner on the sale of the Hilton Glendale.

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

Other

We are involved in various legal matters arising in the normal course of business, some of which include claims for substantial sums. Accruals are recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be predicted with certainty, we do not expect that the resolution of all pending overtly threatened claims and litigation as of December 31, 2006 will have a material adverse effect on our consolidated results of operations or financial position. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations in a particular period.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the form of changes in interest rates and foreign currency exchange rate movements. In certain instances, we attempt to reduce volatility in earnings and cash flow associated with interest rate and foreign exchange rate risks by entering into financial arrangements intended to provide hedges against a portion of the associated risks. We continue to have exposure to such risks to the extent that they are not hedged.

We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flow from our floating rate debt and the fair values of our fixed rate debt. We attempt to limit the impact of changes in interest rates to our debt portfolio by attaining an appropriate mix of floating rate borrowings relative to our long-term fixed rate debt. We are also exposed to interest rate risk on our floating rate notes receivable and the fair values of our fixed rate notes receivable. We utilize, on a selective basis, interest rate swaps to manage our relative levels of fixed and floating rate debt. As of December 31, 2006, we had a derivative contract which swaps the fixed interest payments on our $375 million 7.95% Senior Notes due 2007 to a floating interest rate equal to the six-month LIBOR rate plus 415 basis points.

We are also exposed to market risk in the form of changes in foreign currency exchange rates and the potential impact such changes may have on the cash flow related to our foreign currency denominated debt and our cash flows from operations. In limited circumstances, we seek to reduce volatility in earnings and by entering into financial arrangements intended to provide a hedge against a potion of the associated risk. In August 2001, we issued $100 million of 7.43% bonds due 2009 denominated in Chilean Pesos. Payments of principal and interest on the bonds are adjusted for movements of the Unidad de Fomento (the Chilean inflation index) published monthly by the Central Bank of Chile. We have swapped out the Chilean currency exchange rate and inflation risk by entering into a derivative contract which swaps the principal payment to a fixed U.S. dollar amount of $100 million with fixed interest payments at 7.65% of that amount. We believe it is unlikely that the counterparty will be unable to perform under the terms of the derivative instrument.

We have three tranches of long-term debt denominated in foreign currencies which qualify as hedges of the foreign currency exposure of our net investment in foreign operations acquired as part of the HI Acquisition. The gains or losses on the long-term debt are included in accumulated other comprehensive income as part of the cumulative translation adjustment to the extent that the instruments are effective as a hedge. The gains or losses recorded in accumulated other comprehensive income are relieved when we substantially exit foreign operations in a market covered by our hedging instruments.

We also enter into short-term foreign currency forward and swap agreements in the normal course of business to hedge certain of our cash flows from foreign operations. The gains or losses on the hedging instruments are largely offset by gains or losses on the underlying asset or liability. At December 31, 2006, the notional amount of our foreign currency hedging instruments is approximately $72 million. A theoretical 10 percent change in the foreign currency exchange rates would result in an increase or decrease of approximately $7 million in the fair value of the hedging instruments at December 31, 2006. Such a change would be offset by an opposite effect on the underlying assets and liabilities.

In January 2006, we entered into a derivative contract covering 1.85 million barrels of oil relating to our investment in a synthetic fuel facility. This contract was effective for the calendar year ending December 31, 2006. The contract involved two call options that provided for net cash settlement at expiration based on the full year 2006 average trading price of oil in relation to the strike price of the options. The settlement of the options yielded no payment at December 31, 2006. The purpose of the transaction was to provide economic protection against an increase in oil prices that could limit or eliminate the amount of tax credits available under Section 45K of the Internal Revenue Code to the point of a negative return on our investment. The strike prices of the two options were intended to approximate the price ranges under which the expected tax credits available under Section 45K of the Internal Revenue Code would be reduced to an amount which no longer covered our after-tax production costs in the investment for the 2006 calendar year.

In December 2006, we entered into a derivative contract covering two million barrels of oil relating to our investment in a synthetic fuel facility. This contract is effective for the calendar year ending December 31, 2007. The contract involves two call options that provide for net cash settlement at expiration based on the full year 2007 average trading price of oil in relation to the strike price of the options. If the average price of oil in 2007 is less than $72 per barrel, the derivative will yield no payment. If the average price of oil exceeds $72 per barrel, the derivative will yield a payment equal to the excess of the average price over $72 per barrel, up to a maximum price per barrel of $76. The purpose of the transaction is to provide economic protection against an increase in oil prices that could limit or eliminate the amount of tax credits available under Section 45K of the Internal Revenue Code to the point of a negative return on our investment. The strike prices of the two options are intended to approximate the price ranges under which the expected tax credits available under Section 45K of the Internal Revenue Code could be reduced to an amount which no longer covers our after-tax production costs in the investment for the 2007 calendar year.

The following table sets forth the scheduled maturities and the total fair value of our derivative and other financial instruments, excluding non-recourse debt and capital lease obligations of non-controlled entities, as of December 31, 2006:

	Maturities by Period						Total
	Within 1					After	Carrying	Total Fair
	year	2 years	3 years	4 years	5 years	5 years	Amount	Value
	($ in millions)
ASSETS—Maturities represent principal receipts, fair values represent assets
Timeshare notes receivable	$54	63	67	68	64	138	454	459
Average interest rate							12.9%
Other notes receivable	$1	—	5	—	—	19	25	24
Average interest rate							6.7%
LIABILITIES—Maturities represent principal payments, fair values represent liabilities
Fixed rate debt	$(18)	(995)	(409)	(559)	(304)	(985)	(3,270)	(4,058)
Average interest rate							6.9%
Floating rate debt	$(394)	(13)	(5)	(5)	(2,916)	(365)	(3,698)	(3,326)
Average interest rate							6.4%
INTEREST RATE SWAPS—Maturities represent notional amounts, fair values represent assets (liabilities)
Fixed to variable	$372	—	—	—	—	—	372	(3)
Average pay rate							9.5%
Average receive rate							8.0%
Fixed (CLP) to Fixed ($US)	$—	—	145	—	—	—	145	57
Average pay rate							7.7%
Average receive rate							7.4%
OTHER DERIVATIVE CONTRACTS
Call options on oil prices	$1	—	—	—	—	—	1	1

At December 31, 2006, our senior credit facilities contain approximately $1.601 billion in floating rate foreign currency denominated loans, including €675 million, £326 million and Australian $93 million. At December 31, 2006, these facilities have interest rates ranging from 4.49% to 7.39% and have a maturity date of February 2011.

As of December 31, 2006, approximately 53% of our long-term debt (including the impact of interest rate swaps and excluding non-recourse debt and capital lease obligations of non-controlled entities) was floating rate debt.

Item 8.                        Financial Statements and Supplementary Data

Hilton Hotels Corporation and Subsidiaries
Consolidated Statements of Income
(in millions, except per share amounts)

	Year ended December 31,
	2004	2005	2006
Revenue
Owned hotels	$2,062	2,049	2,521
Leased hotels	111	111	2,347
Management and franchise fees	384	452	684
Timeshare and other income	463	606	767
	3,020	3,218	6,319
Other revenue from managed and franchised properties	1,126	1,219	1,843
	4,146	4,437	8,162
Expenses
Owned hotels	1,501	1,459	1,780
Leased hotels	101	99	1,985
Depreciation and amortization	330	299	441
Impairment loss and related costs	5	7	—
Other operating expenses	395	497	736
Corporate expense	85	103	171
	2,417	2,464	5,113
Other expenses from managed and franchised properties	1,120	1,212	1,832
	3,537	3,676	6,945
Operating income from unconsolidated affiliates	49	44	57
Operating Income	658	805	1,274
Interest and dividend income	26	32	27
Interest expense	(274)	(259)	(498)
Net interest from unconsolidated affiliates and non-controlled interests	(26)	(26)	(45)
Net gain on foreign currency transactions	—	—	24
Net other (loss) gain	(5)	103	72
Loss from non-operating affiliates	(6)	(17)	(16)
Income Before Taxes and Minority and Non-Controlled Interests	373	638	838
Provision for income taxes	(127)	(166)	(259)
Minority and non-controlled interests, net	(8)	(12)	(7)
Net Income	$238	460	572
Basic Earnings Per Share	$.62	1.20	1.49
Diluted Earnings Per Share	$.60	1.13	1.39

See notes to consolidated financial statements.

Hilton Hotels Corporation and Subsidiaries
Consolidated Balance Sheets
(in millions)

	December 31,	December 31,
	2005	2006
ASSETS
Current Assets
Cash and equivalents	$1,154	138
Restricted cash	182	293
Accounts receivable, net	312	659
Inventories	219	430
Deferred income taxes	85	95
Current portion of notes receivable, net	40	55
Prepaid expenses and other	97	239
Total current assets	2,089	1,909
Investments, Property and Other Assets
Investments and notes receivable, net	707	759
Property and equipment, net	2,985	4,983
Management and franchise contracts, net	302	1,184
Leases, net	107	319
Brands	970	2,846
Goodwill	1,216	3,710
Deferred income taxes	—	85
Other assets	367	686
Total investments, property and other assets	6,654	14,572
Total Assets	$8,743	16,481
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$772	1,901
Current maturities of long-term debt	47	412
Current maturities of non-recourse debt and capital lease obligations of non-controlled entities	—	110
Income taxes payable	45	44
Total current liabilities	864	2,467
Long-term debt	3,572	6,556
Non-recourse debt and capital lease obligations of non-controlled entities	100	390
Deferred income taxes	678	2,065
Insurance reserves and other	718	1,276
Total liabilities	5,932	12,754
Commitments and Contingencies
Stockholders’ Equity
Common Stock, $2.50 par value, 382 million and 387 million shares outstanding, respectively	1,010	1,023
Additional paid-in capital	1,158	1,248
Retained earnings	1,125	1,663
Accumulated other comprehensive (loss) income	(11)	262
	3,282	4,196
Less treasury stock, at cost	(471)	(469)
Total stockholders’ equity	2,811	3,727
Total Liabilities and Stockholders’ Equity	$8,743	16,481

See notes to consolidated financial statements.

Hilton Hotels Corporation and Subsidiaries
Consolidated Statements of Cash Flow
(in millions)

	Year ended December 31,
	2004	2005	2006
Operating Activities
Net income	$238	460	572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	330	299	441
Amortization of loan costs	9	9	17
Net other loss (gain)	5	(103)	(72)
Loss from non-operating affiliates	6	17	16
Impairment loss and related costs	5	7	—
Change in working capital components:
Inventories	45	(77)	(163)
Accounts receivable	(24)	(41)	4
Other current assets	(9)	18	(69)
Accounts payable and accrued expenses	59	99	44
Income taxes payable	—	41	(119)
Restricted cash	(90)	(19)	(79)
Change in deferred income taxes	27	(63)	67
Change in other liabilities	49	(35)	93
Unconsolidated affiliates’ distributions in excess of earnings	20	1	9
Change in timeshare notes receivable	(105)	(99)	(109)
Excess tax benefits from share-based payment arrangements	—	—	(12)
Other	(17)	(28)	12
Net cash provided by operating activities	548	486	652
Investing Activities
Capital expenditures	(178)	(423)	(613)
Additional investments	(72)	(47)	(146)
Proceeds from asset dispositions	80	1,041	1,450
Payments received on notes and other	38	49	171
Acquisitions, net of cash acquired	—	—	(5,460)
Net cash (used in) provided by investing activities	(132)	620	(4,598)
Financing Activities
Change in revolving loans, net of issuance costs	(160)	—	1,582
Long-term borrowings, net of issuance costs	—	14	2,626
Reduction of long-term debt	(14)	(15)	(1,303)
Issuance of common stock	131	63	63
Repurchase of common stock	(48)	(271)	—
Cash dividends	(31)	(46)	(62)
Excess tax benefits from share-based payment arrangements	—	—	12
Net cash (used in) provided by financing activities	(122)	(255)	2,918
Exchange rate effect on Cash and Equivalents	—	—	12
Increase (Decrease) in Cash and Equivalents	294	851	(1,016)
Cash and Equivalents at Beginning of Year	9	303	1,154
Cash and Equivalents at End of Year	$303	1,154	138

See notes to consolidated financial statements.

Hilton Hotels Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in millions, except per share amounts)

	Year ended December 31,
	2004	2005	2006
COMMON STOCK
Balance at beginning of year	$971	997	1,010
Issuance of common stock	—	1	1
Exercise of stock options	26	12	12
Balance at end of year	$997	1,010	1,023
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year	$970	1,086	1,158
Issuance of common stock	(4)	6	(8)
Exercise of stock options	105	51	51
Deferred compensation	15	15	47
Balance at end of year	$1,086	1,158	1,248
RETAINED EARNINGS
Balance at beginning of year	$456	689	1,125
Net income	238	460	572
Exercise of stock options	26	22	28
Common dividends ($.08, $.12 and $.16 per share, respectively)	(31)	(46)	(62)
Balance at end of year	$689	1,125	1,663
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	$(1)	(3)	(11)
Cash flow hedge adjustment, net of deferred tax	7	—	—
Cumulative translation adjustment, net of deferred tax	—	(1)	251
Change in unrealized gain / loss on marketable securities, net of deferred tax	3	2	(10)
Minimum pension obligation adjustment, net of deferred tax	(12)	(9)	32
Balance at end of year(1)	$(3)	(11)	262
TREASURY STOCK, AT COST
Balance at beginning of year	$(157)	(201)	(471)
Issuance of common stock	4	1	2
Repurchase of common stock	(48)	(271)	—
Balance at end of year	$(201)	(471)	(469)
TOTAL STOCKHOLDERS’ EQUITY
Balance at beginning of year	$2,239	2,568	2,811
Net income	238	460	572
Cash flow hedge adjustment, net of deferred tax	7	—	—
Cumulative translation adjustment, net of deferred tax	—	(1)	251
Change in unrealized gain / loss on marketable securities, net of deferred tax	3	2	(10)
Minimum pension obligation adjustment, net of deferred tax	(12)	(9)	32
Comprehensive income	236	452	845
Issuance of common stock	—	8	(5)
Exercise of stock options	157	85	91
Repurchase of common stock	(48)	(271)	—
Deferred compensation	15	15	47
Common dividends ($.08, $.12 and $.16 per share, respectively)	(31)	(46)	(62)
Balance at end of year	$2,568	2,811	3,727

(1)           At December 31, 2006, accumulated other comprehensive income consists of $250 million of cumulative translation adjustment, $8 million of cumulative adjustments to derivative instruments, $3 million of cumulative minimum pension liability adjustments and $1 million of cumulative unrealized gains on securities.

See notes to consolidated financial statements.

Notes To Consolidated Financial Statements
December 31, 2006

NOTE 1: BASIS OF PRESENTATION AND ORGANIZATION

Hilton Hotels Corporation is engaged, together with its subsidiaries, in the ownership, management and development of hotels, resorts and timeshare properties and the franchising of lodging properties. We operate in 78 countries and territories and believe we are one of the largest lodging companies in the world. Revenue and income are derived from three reportable segments: Hotel Ownership, Managing and Franchising, and Timeshare.

On February 23, 2006, we acquired the lodging assets of Hilton Group plc (known collectively as “Hilton International” or “HI”) in a business combination accounted for as a purchase (the “HI Acquisition”). Accordingly, our consolidated financial results include the results of Hilton International from the date of acquisition. See “Note 3: Purchase of Hilton International” for more information.

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

Restricted Cash

Restricted cash includes cash related to certain consolidated hotels, the use of which is restricted for hotel purposes under the terms of collateralized borrowings, refundable deposits on the sale of timeshare intervals and cash balances held by consolidated non-controlled entities.

Accounts Receivable

Accounts receivable are reflected net of allowance for uncollectible accounts of $25 million and $31 million as of December 31, 2005 and 2006, respectively.

Inventories

Inventories are valued at the lower of cost or estimated net realizable value. Included in inventories at December 31, 2005 and 2006, are unsold intervals at our timeshare properties of $209 million and $392 million, respectively. The capital expenditures associated with our non-lease timeshare products are reflected as inventory until the timeshare intervals are sold. The company uses the relative sales value method of costing our timeshare sales and relieving inventory in accordance with Statement of Financial Accounting Standards (“FAS”) 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.”

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

Investments

We maintain investments in unconsolidated affiliates, primarily hotel joint ventures. Investments are accounted for using the equity method when we exercise significant influence over the venture but lack a controlling financial interest, which is determined based upon the terms of individual joint venture agreements, including evaluation of rights held by other ownership interests. Generally, we account for investments using the equity method when we own more than a minimal investment but have no more than a 50% ownership interest. When we have a controlling financial interest in the venture, which is generally when our ownership exceeds 50%, the balance sheet and results of operations are consolidated. We also consolidate variable interest entities when we are the primary beneficiary. Net earnings are reduced by the portion of earnings applicable to other ownership interests. All other investments in unconsolidated affiliates are generally accounted for under the cost method. The hotels in which we own a non-controlling financial interest are an integral component of our hotel ownership segment and are strategically and operationally important to that segment’s results. Therefore, our operating income from unconsolidated affiliates is included as a component of consolidated operating income in the accompanying consolidated statements of income.

Notes Receivable

Notes receivable are reflected net of an estimated allowance for uncollectible amounts. For timeshare notes receivable, this estimate is based primarily on historical experience and assumptions with respect to future payment trends. Allowances for uncollectible amounts of other notes receivable, which include notes from managed, franchised and unconsolidated joint venture properties, are estimated based primarily on historical trends and analysis of underlying real estate collateral. Assessment of collateral may include estimates of future cash flow from the underlying real estate. Total notes receivable, including timeshare, totaled $401 million and $479 million, net of allowances for uncollectible amounts of $24 million and $35 million as of December 31, 2005 and 2006, respectively.

Currency Translation

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at year-end exchange rates and the related gains and losses, net of applicable deferred income taxes, are reflected in stockholders’ equity. Income and expense accounts are translated at the average exchange rate for the period. Gains and losses from foreign exchange rate changes related to intercompany receivables and payables of a long-term nature are generally included in other comprehensive income. Gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term nature are reported currently in income and amounted to a net gain of approximately $6 million in 2006. The net gains or losses in 2004 and 2005 were insignificant. Gains and losses from foreign currency transactions are reported currently in income and amounted to a net gain of approximately $18 million in 2006 and insignificant amounts in 2004 and 2005.

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

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

Property and Equipment

Property and equipment acquired in acquisitions that were accounted for as purchases are recorded at their estimated fair value as of the date acquired, less accumulated depreciation. Other property and equipment are stated at cost less accumulated depreciation. Interest incurred during construction of facilities is capitalized and depreciated over the life of the asset. Costs of improvements are capitalized. These capitalized costs may include structural costs, equipment, fixtures and floor and wall coverings. Costs of normal repairs and maintenance are charged to expense as incurred.

Depreciation is provided using the straight-line method over the estimated useful life of the assets. Leasehold improvements are depreciated over the shorter of the asset life or lease term. The estimated useful lives of assets are generally 40 years for buildings and three to eight years for building improvements and furniture and equipment. Depreciation expense, including depreciation of assets recorded under capital leases, for 2004, 2005 and 2006 was $271 million, $247 million and $324 million, respectively.

Amortizable Intangible Assets

Management and franchise contracts acquired in acquisitions that were accounted for as purchases are recorded at the estimated present value of net cash flow expected to be received over the lives of the contracts. This value is amortized using the straight-line method over the remaining contract lives. Costs incurred to acquire individual management and franchise contracts are amortized using the straight-line method over the life of the respective contract. Accumulated amortization of management and franchise contracts totaled $227 million and $291 million at December 31, 2005 and 2006, respectively.

Leases acquired in acquisitions that were accounted for as purchases are recorded at the estimated present value of net cash flow expected to be received over the lives of the lease agreements. This value is amortized using the straight-line method over the remaining lease terms. Accumulated amortization of leases totaled $23 million and $41 million at December 31, 2005 and 2006, respectively.

The estimated aggregate amortization expense for amortizable intangible assets is expected to be $121 million, $115 million, $107 million, $101 million and $97 million for the years ended December 31, 2007 through 2011, respectively.

Brands

The brand names of hotels acquired in acquisitions that were accounted for as purchases are assigned a fair market value. To arrive at a value for each brand name, an estimation is made of the amount of royalty income that could be generated from the brand name if it was licensed to an independent third-party owner. The resulting cash flow is discounted back using the estimated weighted-average cost of capital for each respective brand name. We account for brands in accordance with FAS 142, “Goodwill and Other Intangible Assets,” which requires that intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment.

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. We account for goodwill in accordance with FAS 142, which requires that goodwill is not amortized, but is reviewed annually for impairment. During 2006, the amount of goodwill increased by $2.49 billion due to an addition of approximately $2.33 billion as a result of the HI Acquisition (see “Note 3: Purchase of Hilton International”) and a $176 million increase due to foreign exchange rate movements, partially offset by a $10 million decrease resulting from the sale of the Pointe Hilton Tapitio Cliffs (see “Note 5: Acquisitions and Dispositions”).

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

We have three tranches of long-term debt denominated in foreign currencies which qualify as hedges of the foreign currency exposure of our net investment in foreign operations acquired as part of the HI Acquisition. The gains or losses on the long-term debt are included in accumulated other comprehensive income as part of the cumulative translation adjustment to the extent that the instruments are effective as a hedge. The net loss included in accumulated other comprehensive income related to our net investment hedge totaled $254 million at December 31, 2006. The gains or losses recorded in accumulated other comprehensive income are relieved when we substantially exit foreign operations in a market covered by our hedging instruments.

We assess on a quarterly basis the effectiveness of our hedges in offsetting the variability in the cash flow or fair values of the hedged assets or obligations. There were no amounts recognized or reclassified into earnings for the years ended December 31, 2004, 2005 or 2006 due to hedge ineffectiveness or due to excluding from the assessment of effectiveness any component of the derivatives.

We enter into short-term foreign currency forward and swap agreements in the normal course of business to hedge certain of our cash flows from foreign operations. The gains or losses on the hedging instruments are largely offset by gains or losses on the underlying asset or liability. At December 31, 2006, the notional amount of our foreign currency hedging instruments is approximately $72 million. We do not enter into derivative financial instruments for trading or speculative purposes.

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

In August 2004, January 2006 and December 2006, we entered into derivative contracts relating to our investment in a synthetic fuel facility effective for the calendar years ending December 31, 2005, 2006 and 2007, respectively. These contracts covered 2.5 million, 1.85 million, and 2.0 million barrels of oil, respectively. The contracts involved two call options that provide for net cash settlement at expiration based on the effective full year average trading price of oil in relation to the strike price of the options. The call prices of the options were $55 and $68 per barrel for 2005, $68.50 and $72.50 per barrel for 2006 and $72 and $76 per barrel for 2007. If the average price of oil in the effective year was less than the low call price per barrel, the derivative will yield no payment. If the average price of oil exceeds the low call price per barrel, the derivative will yield a payment equal to the excess of the average price over the low call price per barrel, up to a maximum price per barrel of the high call price per barrel. The purpose of these transactions is to provide economic protection against increases in oil prices that could limit or eliminate the amount of tax credits available under Section 45K of the Internal Revenue Code to the point of a negative return on our investment. The strike prices of the two options for each year are intended to approximate the price ranges under which the expected tax credits could be reduced to an amount which no longer covered our after-tax production costs for the respective calendar years. These agreements do not qualify for hedge accounting and, as a result, changes in the fair value of the derivative agreements are reflected in earnings. Results in 2004, 2005 and 2006 include a pre-tax loss of $1 million, a pre-tax gain of $3 million, and a pre-tax loss of $3 million, respectively, resulting from changes in the market value of the derivative contracts. These amounts are included in net other (loss) gain in the accompanying consolidated statements of income.

Concurrent with the announcement of our agreement to acquire HI in December 2005 (see “Note 3: Purchase of Hilton International”), we entered into foreign currency options to mitigate the risk associated with changes in foreign currency exchange rates on our agreement to fund the acquisition price in British Pounds. These options, which were sold in the 2006 first quarter, were purchased for a total of approximately $54 million and covered approximately £2.3 billion. These derivatives included options to purchase British Pounds with U.S. dollars and Euros. As of December 31, 2005, the options had a carrying value of approximately $44 million and were reflected in the accompanying consolidated balance sheet in other current assets. These foreign currency options did not qualify for hedge accounting and, as a result, changes in the fair value of the derivative instruments were reflected in earnings. Results in 2005 include a pre-tax loss of $10 million which is reflected in net other (loss) gain in the accompanying consolidated financial statements.

Unamortized Loan Costs

Debt discount and issuance costs incurred in connection with the placement of long-term debt are capitalized and amortized to interest expense over the lives of the related debt using the effective interest method. These balances are included in other assets in our consolidated balance sheets.

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

Self-Insurance

We are self-insured for various levels of general liability, workers’ compensation and employee medical and dental insurance coverage at our owned locations. Managed properties may be required to participate in certain of the programs where we are the employer of the employees at the hotel. Managed properties may also elect to participate in our self-insured liability insurance program. We purchase insurance coverage for claim amounts which exceed our self-insured retentions. Depending on the type of insurance, these self-insured retentions range from $250,000 to $500,000 per occurrence in the U.S. and approximately $2,000 to $500,000 internationally. Our self-insurance reserves are included in accounts payable and accrued expenses (current portion) and insurance reserves and other (long-term portion) in the accompanying consolidated balance sheets. Our self-insurance reserves totaled $146 million and $156 million at December 31, 2005 and 2006, respectively.

Our insurance reserves are accrued based on estimates of the ultimate cost of claims expected to occur during the covered period. These estimates are prepared with the assistance of outside actuaries and consultants. Our actuaries periodically review the volume and amount of claims activity, and based upon their findings, we adjust our insurance reserves accordingly. The ultimate cost of claims for a covered period may differ from our original estimates.

Revenue Recognition

Revenue is generally recognized as services are performed. Owned and leased hotel revenue represents primarily room rentals and food and beverage sales from owned, majority owned and leased hotels.

Management fees represent fees earned from hotels managed by us, usually under long-term contracts with the hotel owner. Management fees include a base fee, which is generally a percentage of hotel revenue, and an incentive fee, which is generally based on a fixed or variable percent of hotel profits after a stated return threshold to the owner. We recognize base fees as revenue when earned in accordance with the terms of the contract. In interim periods we recognize the incentive fees that would be due if the contract were terminated at the end of the interim period.

Franchise fees represent fees received in connection with the licensing of our brand names, usually under long-term contracts with the hotel owner. Depending on the brand, we charge franchise royalty fees of up to five percent of room revenue. We recognize fee revenue as earned, in accordance with FAS 45, “Accounting for Franchise Fee Revenue.”

Timeshare and other income primarily consists of earnings from our timeshare operations. Timeshare revenue is generated primarily from the sale and financing of timeshare intervals and operating timeshare resorts. We recognize revenue from deeded timeshare sales in accordance with FAS 66, “Accounting for Real Estate Sales.” Sales are included in revenue when a minimum of a 10 percent down payment has been received, certain minimum sales thresholds have been attained, the purchaser’s period to cancel for a refund has expired and the related receivable is deemed to be collectible. We defer revenue recognition for sales that do not meet these criteria. During periods of construction, profits from timeshare sales are recognized under the percentage-of-completion method. Our Hilton City Club timeshare product is accounted for as a long-term lease with a reversionary interest rather than the sale of a deeded interest in real estate. Hilton City Club sales revenue is recognized on a straight-line basis over the term of the lease.

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

Timeshare and other income also includes revenue generated by the incidental support of hotel operations and the recognition of deferred gains on asset sales. We account for the sale of real estate in accordance with FAS 66. To the extent we realize gains from the sale of real estate and maintain significant continuing involvement in the form of a long-term management contract, the gain is deferred and recognized in revenue over the term of the contract. The deferral of pre-tax gains on such sales totaled $5 million, $236 million and $5 million in 2004, 2005 and 2006, respectively. Results in 2004, 2005 and 2006 include the recognition of pre-tax deferred gains totaling $15 million, $23 million and $38 million, respectively. The deferral of gain recognition is dependent on the structure of individual sale transactions.

We incur certain reimbursable costs on behalf of managed hotel properties and franchisees. We report reimbursements received from managed properties and franchisees as revenue and the costs incurred on their behalf as expenses. These costs, which relate primarily to payroll costs at managed properties where we are the employer, are included in other revenue and expenses from managed and franchised properties in the consolidated statements of income. Since the reimbursements are made based upon the costs incurred with no added margin, the presentation of these reimbursable costs has no effect on our operating income, total or per share net income, cash flow or financial position.

Hilton HHonors

Hilton HHonors is a guest loyalty program operated by Hilton HHonors Worldwide, LLC (“HHW”), a wholly owned and consolidated subsidiary as of December 31, 2006. At December 31, 2005, HHW was a 50% joint venture accounted for under the equity method of accounting as we exercised significant influence over the operation of HHW but lacked a controlling financial interest. As part of the HI Acquisition, we acquired the remaining 50% ownership interest. The HHonors program is operated for the benefit of our family of brands worldwide.

Members of the HHonors program earn points based on their spending at most of the hotel properties operated and franchised by us. HHW accumulates and tracks points on the member’s behalf and fulfills awards upon request. Points can be redeemed for hotel stays at participating properties and for a variety of other awards such as airline tickets, cruises and car rentals.

HHonors is provided as a guest loyalty program to participating hotels. HHW charges the cost of operating the program, including the estimated cost of award redemptions, to participating hotels based on members’ qualifying expenditures. These charges do not include a markup or profit element. Our owned hotels record our share of program costs when qualified members stay at our owned hotels. When the members redeem awards at our hotels, our owned hotels recognize revenue for reward stays.

We use outside actuaries to assist in determining the fair value of the future award redemption obligation based on statistical formulas which project future point redemptions based on factors including historical experience, an estimate of points that will never be redeemed, an estimate of the points that will eventually be redeemed and the cost of reimbursing hotels and other third parties in respect to other redemption opportunities available to members. These estimates are used to determine the required liability for outstanding points.

The total liability recorded for outstanding points as of December 31, 2006 was $421 million. Approximately $126 million is classified as current and is recorded in accounts payable and accrued expenses in our consolidated balance sheets. The remaining $295 million is long-term and is recorded in insurance reserves and other in our consolidated balance sheets.

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

Earnings Per Share (EPS)

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for 2004, 2005 and 2006 were 384 million, 383 million and 385 million, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of stock-based compensation and convertible securities increased the weighted average number of common shares by 34 million in 2004 and 2005 and 35 million in 2006. In addition, the increase to net income resulting from interest on convertible securities assumed to have not been paid for use in calculating diluted EPS was approximately $12 million in 2004, 2005 and 2006.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from our estimates and assumptions.

Reclassifications

The consolidated financial statements for prior years reflect certain reclassifications to conform with classifications adopted in 2006. These classifications have no effect on net income.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123(R), “Share-Based Payment,” which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method. Pro forma disclosure is no longer an alternative. FAS 123(R) also requires that the tax benefit associated with these share-based payments be classified as financing activities in the statement of cash flow rather than operating activities. We adopted FAS 123(R) effective January 1, 2006 (see “Note 4: Stock-Based Compensation” for a detailed discussion).

As permitted by FAS 123(R), we previously accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognized no compensation expense for employee stock options. Had we adopted FAS 123(R) in prior periods, the impact of the standard would have approximated the impact of FAS 123(R) as described in the disclosure of pro forma net income and earnings per share (see “Note 4: Stock-Based Compensation”).

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

In December 2004, the FASB issued FAS 152, “Accounting for Real Estate Time-Sharing Transactions.” FAS 152 amends existing accounting guidance to reference the financial accounting and reporting guidance for real estate time-sharing transactions provided in AICPA Statement of Position 04-02, “Accounting for Real Estate Time-Sharing Transactions.” FAS 152 is effective for our financial statements issued after January 1, 2006. The new accounting guidance requires, among other things, that costs incurred to sell timeshare units generally be charged to expense as incurred, including indirect sales and marketing expenses. The new standard also requires a change in the classification of certain items previously reported as expenses, requiring these items to be reflected as reductions of revenue. The new classifications have not affected timeshare operating income, and the timeshare segment operating margin has improved.

FAS 152 also impacts the timing of expense recognition when pre-sales of projects under construction occur and we use the percentage-of-completion method of accounting. We were previously allowed to defer sales and marketing expenses in the same proportion as the deferred revenue during construction. FAS 152 allows only the deferral of “direct” sales and marketing expenses. This results in earlier recognition of sales and marketing expenses during the construction period but does not impact the total sales and marketing expenses recognized. This change has not materially affected reported results in 2006.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, “Accounting for Income Taxes.” Effective January 1, 2007, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 is not expected to result in a material adjustment to retained earnings.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements.” FAS 157 defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for financial statements for fiscal years beginning after November 15, 2007. We do not expect this statement will have a material impact on our results of operations or financial position.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability, respectively, in its balance sheet and to recognize changes in that funded status as unrealized gain or loss through accumulated other comprehensive income when the changes occur. FAS 158 also requires an employer to measure its defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end. FAS 158 is effective for our fiscal year ending December 31, 2006 (see “Note 15: Employee Benefit Plans”).

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

The incremental pre-tax effect of adopting FAS 158 in our consolidated balance sheets is as follows:

	Before Adopting	Adjustments to	After Adopting
	FAS 158	Adopt FAS 158	FAS 158
	(in millions)
Assets
Other assets	$11	17	28
Liabilities
Insurance reserves and other	(81)	6	(75)
Shareholders’ Equity
Accumulated other comprehensive (income) loss	17	(23)	(6)

The separate pre-tax adjustments of retained earnings and accumulated other comprehensive income resulting from adopting FAS 158 are as follows:

			Accumulated
			Other
			Comprehensive
	Adjustments to	Comprehensive	(Income)
	Adopt FAS 158	(Income)	Loss
	(in millions)
Balance at December 31, 2005	$—	—	47
Decrease in additional minimum liability included in accumulated other comprehensive income	—	(30)	(30)
Adjustments to adopt FAS 158	(23)	—	(23)
Balance at December 31, 2006			$(6)

NOTE 3:  PURCHASE OF HILTON INTERNATIONAL

On December 29, 2005, we announced an agreement to acquire HI for approximately £3.3 billion, equivalent to approximately $5.7 billion on the transaction date, excluding acquisition costs. On February 23, 2006, we completed the acquisition of the lodging assets of Hilton Group plc in an all-cash transaction (the “HI Acquisition”). The HI properties that we acquired consisted of 392 hotels with approximately 102,000 rooms, including 39 owned, 201 leased, four partially owned through joint ventures, 118 managed and 30 franchised properties. The hotels we acquired in the HI Acquisition consisted of 249 properties operated under the Hilton brand, 131 properties operated under the mid-market Scandic brand, one property operated under the Conrad brand and 11 other properties. We also acquired 80 LivingWell health clubs, primarily in Europe, and six timeshare properties. As a result of the HI Acquisition, we now wholly own the Hilton HHonors Worldwide frequent guest program and the Hilton Reservations Worldwide reservation system, both of which were previously owned equally by us and HI. We also obtained worldwide ownership of the luxury Conrad hotel brand, which had been operated as a joint venture between us and HI since 2002. As a result of the HI Acquisition, we now own all the rights to the Hilton and Conrad brands, including the right to develop these brands, along with all of our other proprietary brands, on a worldwide basis. Results of operations in 2006 include the income of the acquired properties from February 23, 2006.

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

In order to fund the HI Acquisition, we used approximately $867 million of cash and equivalents and borrowed approximately $4.8 billion under new senior credit facilities with a syndicate of financial institutions (see “Note 11: Long-Term Debt”). The aggregate cash consideration for the HI Acquisition is as follows:

(in millions)
Payment to Hilton Group plc from cash on hand	$867
Payment to Hilton Group plc from new senior credit facilities	4,809
Total consideration paid to Hilton Group plc	5,676
Direct acquisition costs	85
Total	$5,761

Allocation of Purchase Price

FAS 141, “Business Combinations,” requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. In valuing acquired assets and assumed liabilities, fair values are based on factors including, but not limited to, quoted market prices, expected future cash flows, current replacement costs, market rate assumptions and appropriate discount and growth rates.

Under the purchase method of accounting, the assets and liabilities of Hilton International were recorded at their respective fair values as of the date of the acquisition. Subsequent to the acquisition date, we reduced the preliminary goodwill balance by approximately $389 million reflecting adjustments to the preliminary purchase price allocations of certain items including property and equipment, amortizable intangible assets, brands, deferred income taxes and other assets and liabilities to reflect revised fair values. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date.

Fair Value
(in millions)
Current assets, including $467 in cash and equivalents	$961
Property and equipment	2,911
Amortizable intangible assets	963
Brands	1,741
Goodwill	2,328
Other assets	310
Current liabilities	(1,269)
Long-term debt, including capital lease obligations	(612)
Deferred income taxes	(1,282)
Other liabilities	(290)
$5,761

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

Pro Forma Financial Information

The following pro forma consolidated results of operations for the years ended December 31, 2005 and 2006 assume that the HI Acquisition was completed as of January 1, 2005:

	2005	2006
	(unaudited)
	(in millions, except per share amounts)
Total revenue	$8,333	8,675
Net income	$454	552
Diluted earnings per share	$1.12	1.34

The pro forma amounts represent the historical operating results of Hilton Hotels Corporation and HI with adjustments for purchase price allocation and for translation from International Financial Reporting Standards to United States GAAP.

Goodwill and Intangible Assets Acquired

Goodwill resulting from the HI Acquisition totaled approximately $2.33 billion. We do not expect any of the goodwill to be tax deductible. Goodwill has been assigned to our segments as follows:  Hotel Ownership - $1.35 billion; and Managing and Franchising - $976 million. We also have an intangible asset relating to the brand names acquired in the HI Acquisition totaling $1.74 billion as of the acquisition date. Goodwill and brands are considered to have an indefinite life and are not amortized, but rather are reviewed annually for impairment or more frequently if indicators of impairment exist.

Intangible assets with definite lives subject to amortization acquired in the HI Acquisition are as follows:

		Weighted-Average
	Fair Value	Amortization Period
	(in millions)	(in years)
Leases	$263	25
Management contracts	648	20
Franchise contracts	52	14
	$963	21

NOTE 4:  STOCK-BASED COMPENSATION

As of December 31, 2006, we maintained the 2004 Omnibus Equity Compensation Plan (“2004 Plan”) which provides for the grant of options, stock units, performance units and other stock-based awards. In addition, we maintained three stock plans with substantially identical terms that provide for the grant of options. At December 31, 2006, there are approximately 21 million shares available for issuance under the 2004 Plan and no authorized shares remaining available for grant under the other three stock plans.

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

Effective January 1, 2006, we adopted FAS 123(R). In accordance with the modified prospective transition method of FAS 123(R), financial results for prior periods have not been restated. We recognize compensation expense on a straight-line basis over the requisite service period of the award, taking into consideration the applicable estimated forfeiture rates. Compensation expense associated with performance units is subject to adjustments for changes in estimates relating to whether the performance objective will be achieved (see Restricted Stock Units below). Total pre-tax compensation expense included in net income was $10 million, $22 million and $46 million for the years ended December 31, 2004, 2005, and 2006, respectively. The adoption of FAS 123(R) resulted in incremental pre-tax expense of $16 million ($10 million, net of tax) for 2006. The impact to both basic and diluted EPS was $.03 and $.02 for the years ended December 31, 2004 and 2005, respectively. For the year ended December 31, 2006, the impact to basic and diluted EPS, was $.03 and $.02, respectively.

Prior to the adoption of FAS 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. FAS 123(R) requires that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Such amounts totaled $12 million for 2006. As of December 31, 2006, there was $73 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 23 months.

Prior to January 1, 2006, we applied APB Opinion 25 and related interpretations in accounting for our stock-based compensation plans. Compensation cost for stock units and performance units awarded in 2004 and 2005 is being expensed over the respective vesting periods and is included in net income. No compensation cost related to stock option awards was reflected in net income for the periods prior to 2006, as all stock options had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant.

Had the expense for all forms of our stock-based compensation been determined using the fair value based method defined in FAS 123(R), our net income and net income per share would have been reduced to the pro forma amounts indicated as follows:

	Year Ended December 31,
	2004	2005	2006
	(in millions, except per share amounts)
Net income:
As reported	$238	460	572
Add back: Compensation expense included in reported net income, net of tax	6	14	28
Deduct: Fair-value compensation expense for all awards, net of tax	(18)	(23)	(28)
As adjusted	$226	451	572
Basic earnings per share:
As reported	$.62	1.20	1.49
As adjusted	$.59	1.18	1.49
Diluted earnings per share:
As reported	$.60	1.13	1.39
As adjusted	$.57	1.11	1.39

The total intrinsic value of stock options exercised was $67 million, $48 million and $68 million for the years ended December 31, 2004, 2005 and 2006, respectively. The total fair value of restricted stock units vested was $8 million and $15 million for the years ended December 31, 2005 and 2006, respectively. No restricted stock units vested in 2004.

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

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

We granted 400,000 and 2,530,165 stock options in 2005 and 2006 with weighted-average exercise prices of $22.19 and $25.35 per share, respectively, and estimated weighted-average grant date fair values of approximately $13.12 and $13.44 per share, respectively. No options were granted in 2004. Cash received from options exercised under all share-based payment arrangements in 2006 was $63 million. The actual tax benefit realized for the tax deductions from options exercised was $26 million, $22 million and $28 million for 2004, 2005 and 2006, respectively.

The fair values of the options granted in 2005 and 2006 were estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2005 and 2006:

	2005	2006
Dividend yield	1.0%	0.7%
Expected volatility	55.0%	55.0%
Weighted-average risk-free interest rate	4.1%	4.5%
Expected term of option (in years)	8	6

Volatility is based on historical information with terms consistent with the expected life of our non-qualified stock options. The risk-free rate is based on the quoted treasury yield curve at the time of grant, with terms consistent with the expected life of our non-qualified stock options. The dividend yield is based on the annual dividend payment of $0.12 and $0.16 per share for 2005 and 2006, respectively.

A summary of stock option activity under our equity plans for the year ended December 31, 2006 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic
Option Activity	Shares	Price	Term	Value
			(years)	(in millions)
Balance at December 31, 2005	16,896,920	$14.52
Granted	2,530,165	25.35
Exercised	(4,834,204)	13.03
Forfeited	(177,043)	18.08
Expired	(15,000)	18.66
Balance at December 31, 2006	14,400,838	16.87	5.0	$265
Exercisable at December 31, 2006	8,186,604	12.31	4.4	$188

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

At December 31, 2006, outstanding stock options issued under our stock plans are as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$ 6.65 – 9.81	787,842	3.0	$9.16	787,842	$9.16
11.18 – 13.40	7,619,726	5.3	11.93	6,255,142	11.94
13.95 – 20.56	1,143,620	1.5	16.52	1,143,620	16.52
22.19 – 27.53	4,849,650	9.1	25.98	—	—
6.65 – 27.53	14,400,838	5.0	16.87	8,186,604	12.31

A summary of unvested options as of December 31, 2006 and the changes during the year then ended is as follows:

		Weighted-
		Average Grant
Unvested Option Activity	Shares	Date Fair Value
Balance at December 31, 2005	6,796,688	$4.97
Granted	2,530,165	13.44
Vested	(2,935,576)	8.35
Forfeited	(177,043)	4.18
Balance at December 31, 2006	6,214,234	8.70

Restricted Stock Units

During 2004, 2005 and 2006, we awarded restricted stock under our 2004 Plan in the form of time-based units (“TBU”) and performance-based units (“PBU”). TBU awards generally vest annually in a straight-line method over four years. PBU awards have a performance and vesting period established by our Compensation Committee, which was three years for the PBUs granted in 2004, 2005 and 2006. PBUs are payable from 0% to 150% of the target amount depending upon on the level of achievement of performance goals established by the Compensation Committee. Compensation expense for the TBU and PBU awards is measured at the fair value of the underlying stock at the date of grant and is adjusted for estimated forfeitures. Compensation expense associated with the PBU awards is also subject to adjustments for changes in estimates relating to the achievement of the established performance goals.

In 2004, we granted 1,560,670 TBUs and 765,309 PBUs, both with grant date fair values of approximately $17.37 per share.

In 2005, we granted 1,272,313 TBUs and 810,749 PBUs (the “Original 2005 PBUs”), both with a grant date fair value of approximately $22.19 per share.  On March 31, 2006, the Compensation Committee determined that, in light of the HI Acquisition on February 23, 2006, the performance goals established for the Original 2005 PBUs were no longer appropriate because they do not take into account the impact of the HI Acquisition on the performance of the new combined company. Accordingly, to encourage retention and to better align compensation incentives with the performance of the new combined company, the Compensation Committee issued new grants under the 2004 Plan consisting of PBUs, TBUs and stock options to all of the recipients of the Original 2005 PBU grants, as described in the table below (the “Special Grants”).

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

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

In the first quarter 2006, we granted 2,845,001 TBUs and 910,272 PBUs with weighted-average grant date fair values of approximately $23.69 and $24.30 per share, respectively. The TBUs vest in full on January 5, 2009 and the PBUs have a performance and vesting period ending on December 31, 2008. On March 31, 2006, the Compensation Committee adjusted the 2006 PBU grants for all recipients as follows: (i) the target number of PBUs granted to each recipient was reduced by 50%; and (ii) each recipient received a nonqualified stock option grant under the 2004 Plan at a fair market value exercise price of $25.53, which vests in three equal annual installments on January 5 of each of 2007, 2008 and 2009.

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

Total incremental cost resulting from the grants made on March 31, 2006 is expected to be approximately $13 million, expensed over 33 months from the date of grant. As a result of the modification, we recognized additional compensation expense of approximately $5 million for the year ended December 31, 2006.

In the third quarter of 2006, we granted 13,540 TBUs with a grant date fair value of $27.76 per share.

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

A summary of the activity of TBUs and PBUs granted under our 2004 Plan for the year ended December 31, 2006 is as follows:

		Weighted-
		Average Grant
	Units	Date Fair Value
TBUs
Balance at December 31, 2005	2,330,078	$19.84
Granted	3,111,836	23.86
Vested	(639,402)	19.62
Forfeited	(317,764)	21.27
Balance at December 31, 2006	4,484,748	22.56
PBUs
Balance at December 31, 2005	1,519,907	$19.84
Granted	1,620,328	24.84
Forfeited	(89,774)	20.83
Cancelled	(1,459,871)	23.50
Balance at December 31, 2006	1,590,590	21.51

Supplemental Retention and Retirement Plan

We also provide supplemental retirement benefits to eligible senior officers in the form of stock units that settle in shares of our common stock on a one-for-one basis. The compensation expense associated with the benefits is expensed over the four-year vesting period. At December 31, 2006, an insignificant amount of stock units remain unvested. The pre-tax compensation expense under these plans was $4 million, $1 million  and $1 million for the years ended December 31, 2004, 2005 and 2006, respectively.

NOTE 5:  ACQUISITIONS AND DISPOSITIONS

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

To the extent we realize a gain from the sale of real estate and maintain significant continuing involvement in the form of a long-term management contract, the gain is deferred and recognized in revenue over the term of the contract. The deferral of pre-tax gains on such sales totaled $5 million, $236 million and $5 million in 2004, 2005 and 2006, respectively. Results for the years ended December 31, 2004, 2005 and 2006 include the recognition of pre-tax deferred gains totaling $15 million, $23 million and $38 million, respectively.

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

Fiscal Year 2006 Transactions

In the first quarter of 2006, we acquired the long-term management contracts for the Hilton Anatole, in Dallas, Texas; the Grand Wailea Resort Hotel & Spa in Maui, Hawaii; the Arizona Biltmore Resort & Spa in Phoenix, Arizona; and the La Quinta Resort & Club in La Quinta, California.

On February 23, 2006, we completed the acquisition of the lodging assets of Hilton Group plc operated by its subsidiary, Hilton International Co., for approximately £3.3 billion, equivalent to approximately $5.7 billion on the transaction date, excluding acquisition costs, in an all-cash transaction (see “Note 3:  Purchase of Hilton International”).

In March 2006, we completed the sale of two wholly owned hotels. The Pointe Hilton Tapatio Cliffs in Arizona was sold for cash of approximately $85 million, resulting in a pre-tax loss of approximately $33 million. The sale of the Pointe Hilton Tapatio Cliffs resulted in a reduction in our consolidated goodwill balance of approximately $10 million. The Hilton Minneapolis in Minnesota was sold for cash of approximately $92 million, resulting in a pre-tax loss of approximately $5 million. We have retained long-term management agreements on both of the aforementioned properties. In addition to the sales of these wholly owned hotels, we sold our minority interest in the Hilton Times Square in New York, a joint venture property, for cash of approximately $27 million, resulting in a pre-tax gain of approximately $11 million.

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

In the three months ended September 30, 2006, we sold certain assets acquired as part of the HI Acquisition. The assets sold include the Hilton Toronto Airport, the Hilton Toronto Downtown, the Hilton Quebec City, the Hilton Montreal Airport and the Hilton Saint John, all in Canada; the Wembley hotel in the United Kingdom; the stand alone LivingWell health clubs; and the leasehold in the Drake Hotel in Chicago. We have retained multi-year management agreements on all of these dispositions except for LivingWell. Proceeds totaled a U.S. dollar equivalent of approximately $467 million as of the transaction dates. No gains or losses have been recognized in earnings related to the sale of assets previously acquired as part of the HI Acquisition. In accordance with FAS 141, the preliminary purchase price allocation has been adjusted to reflect revised fair values based on the sales transactions, with the differences between the preliminary and final valuations reflected in goodwill (see “Note 3: Purchase of Hilton International”).

In October 2006, we sold our minority interest in the Embassy Battery Park in New York, a joint venture property, for cash of approximately $35 million, resulting in a pre-tax gain of approximately $22 million. We maintain a long-term franchise contract on this property.

In November 2006, we completed the sale of two wholly owned hotels. The Hilton London Metropole and the Hilton Birmingham Metropole were sold for cash of a U.S. dollar equivalent of approximately $814 million as of the transaction date. We have retained long-term management agreements on both of the aforementioned properties. No gains or losses have been recognized in earnings related to the sale of assets previously acquired as part of the HI Acquisition in accordance with FAS 141.

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

The $72 million net other gain in our consolidated statements of income for 2006 also includes $33 million of gains on settlement recoveries related to mold found in certain areas of the Hilton Hawaiian Village in 2002, a $24 million gain on sales of certain marketable securities, a $17 million net gain from insurance proceeds related to Hurricane Katrina (see “Note 19: Insurance Recoveries”), a $3 million pre-tax loss on derivative instruments based on their market value at December 31, 2006 (see “Note 2: Summary of Significant Accounting Policies—Derivative Instruments”), a $3 million loss on the termination of various management and franchise contracts to which we had value assigned, and $3 million in other net gains.

We have engaged Eastdil Secured, LLC to act as our broker for the sale or financing of certain of our owned hotels. Fees earned by Eastdil related to owned hotels in 2005 and 2006 were approximately $3 million and $2 million, respectively. Benjamin V. Lambert, a director of our company, is Chairman of Eastdil.

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

In the second quarter of 2005, we completed two transactions whereby we acquired land on Hawaii’s Big Island. The first transaction occurred in April 2005 involving the acquisition of 62 acres of land on which the Hilton Waikoloa Village is located. The purchase price for this transaction was approximately $115 million. We had previously leased the land pursuant to an agreement expiring in 2061. In May 2005, we completed the second transaction whereby we acquired 112 acres of undeveloped land located within the Waikoloa Beach Resort for approximately $65 million.

In June 2005, we completed the sale of seven wholly owned and one majority owned hotel. The Hilton Suites Phoenix in Arizona, Hilton Suites Anaheim in California and Embassy Suites Cleveland-Beachwood in Ohio were sold for cash totaling approximately $72 million, resulting in a pre-tax gain totaling approximately $16 million. Each of the hotels continues to operate under long-term franchise agreements. In addition, we continue to manage the Hilton Suites Phoenix under a long-term management agreement. A pre-tax gain totaling approximately $13 million on the Hilton Suites Phoenix has been deferred, due to our continuing involvement in management of the hotel, and is being recognized over the life of the five-year management contract retained on this property. These three properties were sold to the RLJ Urban Lodging Fund, a hotel investment fund created by RLJ Development, LLC (“RLJ”). Robert L. Johnson was a director of the Company and the Chairman and Chief Executive Officer of RLJ at the time of the sale. In addition, we have a limited partnership interest in the RLJ Urban Lodging Fund totaling approximately $13 million at December 31, 2005, which is accounted for as a cost basis investment.

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

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

Also in June 2005, we sold the majority owned Hilton Glendale in California for cash of approximately $80 million, resulting in a pre-tax gain of approximately $30 million. Amounts attributable to the minority partner, totaling approximately $7 million on a pre-tax basis, are reflected in the consolidated statements of income, net of tax, in minority and non-controlled interests, net. We have retained a long-term franchise agreement on the hotel.

In addition to the sales of wholly owned and majority owned hotels, we sold our minority or non-controlling interests in five joint venture hotel properties in the second quarter. Proceeds totaled approximately $26 million, resulting in a pre-tax gain of approximately $6 million.

In July 2005, we sold the Hilton East Brunswick in New Jersey for cash of approximately $43 million. Results in 2005 include an impairment charge of $2 million to reduce this asset to its fair market value. We managed the hotel on a short-term basis and retain a long-term franchise agreement. Also in July 2005, we sold our minority interests in eight joint venture hotels. Proceeds totaled approximately $2 million. Results for the year ended December 31, 2005 include an impairment charge of $3 million to reduce the joint venture investment to its fair market value.

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

In October 2005, we sold the Hilton Boston Back Bay in Massachusetts for cash of approximately $110 million. We continue to manage the Hilton Boston Back Bay under a long-term management agreement. A pre-tax gain totaling approximately $35 million has been deferred, due to our continuing involvement in management of the hotel, and is being recognized over the 20 year life of the management contract retained on this property. The sale of the Hilton Boston Back Bay resulted in a reduction in our consolidated goodwill balance of approximately $1 million.

In November 2005, we sold the Hilton Southfield in Michigan for cash of approximately $6 million, resulting in a pre-tax gain of approximately $3 million. In addition, we have retained a long-term franchise agreement.

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

In December 2005, we completed the sale of four wholly owned hotels. The Hilton Portland in Oregon was sold for cash of approximately $84 million. We continue to manage the Hilton Portland under a long-term management agreement. A pre-tax gain totaling approximately $19 million has been deferred due to our continuing involvement in the management of the hotel, and is being recognized over the 20 year life of the management contract retained on this property. The Hilton San Diego in California was sold for cash of approximately $90 million, resulting in a pre-tax gain of approximately $66 million. The Hilton Dallas Fort Worth in Texas was sold for cash of approximately $66 million, resulting in a pre-tax loss of approximately $23 million and the Hilton Anchorage in Alaska was sold for cash of approximately $65 million, resulting in a pre-tax loss of approximately $1 million. The sale of the Hilton Dallas Fort Worth resulted in a reduction in our consolidated goodwill balance of approximately $7 million. We retain long-term franchise agreements on each of the aforementioned properties.

The $103 million net other gain in our consolidated statement of income for 2005 also includes a $3 million unrealized gain on our oil futures derivative based on the market value of the contract at December 31, 2005, and a $10 million loss on foreign currency options based on the market value of the options as of December 31, 2005. Also included in the 2005 period are a net loss of $1 million related to the disposition of certain management and franchise agreements to which value had been assigned, and a $1 million loss on the sale of other fixed assets. The asset dispositions in 2005 also generated capital gains for tax purposes, which enabled us to utilize capital loss tax carryforwards that had been fully reserved. The utilization of these capital loss carryforwards resulted in a net benefit to our income tax provision of approximately $34 million in 2005.

Tax-Deferred Asset Exchange

The sale of the Palmer House Hilton in 2005 was effectuated through a reverse Internal Revenue Code Section 1031 tax-deferred exchange with the two land acquisitions on Hawaii’s Big Island. As such, the sale was completed through an exchange facilitator that received and held the cash proceeds for our benefit until the exchange was completed.

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

Fiscal Year 2004 Transactions

In the 2004 first quarter, we sold the Doubletree La Posada Resort - Scottsdale in Arizona for approximately $30 million, including approximately $6 million in cash and a note receivable for approximately $24 million. The note receivable was repaid in the first quarter of 2005. No book gain or loss was realized on the sale; however, the transaction generated a capital gain for tax purposes, which enabled us to utilize existing capital loss tax carryforwards that had been fully reserved in prior periods. The transaction resulted in a net benefit to our income tax provision of approximately $2 million.

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

In the second quarter of 2004, we sold the Doubletree Modesto and Doubletree Bakersfield, both in California for a total of approximately $40 million in cash. Gains of approximately $3 million on Modesto and approximately $2 million on Bakersfield were deferred and, due to our continuing involvement with each hotel, are being recognized over the life of the long-term management agreement retained on each hotel. Both management agreements are for a term of ten years. The transaction also generated a capital gain for tax purposes, which enabled us to utilize existing capital loss tax carryforwards that had been fully reserved in prior periods. The transaction resulted in a net benefit to our income tax provision of approximately $4 million.

In the fourth quarter of 2004, we sold the Doubletree Jantzen Beach and the Doubletree Columbia River, both near Portland Oregon, for a total of approximately $29 million in cash. The sale resulted in a pre-tax loss of approximately $3 million. The net other loss of $5 million in 2004 includes the $3 million loss on the sale of the two Doubletrees, a $4 million loss related to the write-off of values assigned to certain long-term management and franchise agreements that were terminated in 2004 and a $1 million loss due to the fair market value adjustment of our derivative instruments. These losses were partially offset by a $3 million gain from the sale of our investment in Travelweb.

In August 2004, we acquired a 24 percent minority interest in a coal-based synthetic fuel facility for approximately $32 million. Our investment is accounted for using the equity method as we lack a controlling financial interest. The facility produced operating losses, our share of which totaled approximately $6 million, $17 million and $16 million in 2004, 2005 and 2006 respectively. This loss is reflected as loss from non-operating affiliates in the accompanying consolidated statements of income.

The synthetic fuel produced at this facility qualifies for tax credits based on Section 45K of the Internal Revenue Code, which reduce our provision for income taxes. The Section 45K credits are expected to continue to be available for fuel produced at the facility through 2007. The tax credits, combined with the tax benefit associated with the operating losses, totaled approximately $9 million, $23 million and $17 million in 2004, 2005 and 2006, respectively. As a result, the benefit to our net income of the investment totaled approximately $3 million, $6 million and $1 million for the years ended December 31, 2004, 2005 and 2006 respectively.

NOTE 6:  VARIABLE INTEREST ENTITIES

We manage two hotels in which we have variable interests, as defined in FASB Interpretation No. (“FIN”) 46(R) “Consolidation of Variable Interest Entities,” as revised, due to the terms of performance guarantees. The performance guarantee associated with one of the hotel management agreements does not expose us to the majority of expected cash flow variability; therefore, we are not the primary beneficiary and this hotel is not consolidated. Our maximum exposure to loss on this contract consists of future management fees and our potential obligation to fund the performance guarantee which, as of December 31, 2006, totaled approximately $33 million through 2012.

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

The second of the two contracts contains provisions that expose us to the majority of expected cash flow variability. As a result, we are considered to be the primary beneficiary under FIN 46(R), and are required to consolidate the balance sheet and results of operations of the hotel. Our consolidated balance sheets at both December 31, 2005 and December 31, 2006 include the assets and liabilities of this non-controlled hotel, including approximately $10 million and $9 million, respectively, of cash and equivalents (reflected as restricted cash) and $100 million of debt in both years, which is non-recourse to us. The debt is secured by the fixed assets of the hotel with a historical cost of approximately $82 million. The net equity of the hotel is a retained deficit of approximately $60 million and $63 million at December 31, 2005 and 2006, respectively, and is reflected on our consolidated balance sheets in other assets. The revenue and operating expenses of this property are included in other revenue and expenses from managed and franchised properties in the consolidated statements of income. Our financial exposure to this property consists of the fees we earn under the management agreement and costs we may incur under the performance guarantee. The net effect of the other earnings of this property, which belongs to the hotel owners, is eliminated from our consolidated results through minority and non-controlled interests expense in the consolidated statements of income.

As part of the HI Acquisition on February 23, 2006, we acquired a minority ownership interest in three joint ventures that lease hotels which are managed by us. We have variable interests, as defined in FIN 46(R), which expose us to the majority of expected cash flow variability of the joint ventures. As a result, we are considered to be the primary beneficiary under FIN 46(R), and are required to consolidate the balance sheet and results of operations of the joint ventures. In addition, two of the hotel leases are accounted for as capital leases under FAS 13, “Accounting for Leases.” As of December 31, 2006, our consolidated balance sheets include the assets and liabilities of these non-controlled joint ventures, including $14 million of cash and equivalents, which is reflected as restricted cash in our consolidated balance sheets and $400 million of debt and capital lease obligations, which are non-recourse to us and are reflected in non-recourse debt and capital lease obligations of non-controlled entities in our consolidated balance sheets.

The net equity of the hotels is a retained deficit of approximately $75 million at December 31, 2006, and is reflected on our consolidated balance sheet in other assets. The revenue and operating expenses of these properties are included in leased hotel revenue and expenses in the consolidated statements of income. The net effect of the earnings of these properties applicable to other ownership interests is eliminated from our consolidated results through minority and non-controlled interest expense in the consolidated statements of income.

NOTE 7:  IMPAIRMENT LOSS AND RELATED COSTS

There are no impairment loss and related costs for the year ended December 31, 2006.

Results in 2005 include pre-tax impairment loss and related costs totaling $7 million. This includes a $2 million pre-tax charge related to an owned hotel and a $3 million pre-tax charge related to our minority interests in eight joint venture hotels to reduce their respective carrying values to their estimated fair values. These two charges are included in Hotel Ownership segment results. The hotel and joint venture interests were sold in July 2005 (see “Note 5: Acquisitions and Dispositions”). The charge in 2005 also includes a $2 million pre-tax charge in the first quarter, representing the write down of a non-hotel cost basis investment to its estimated fair value. This charge is included in corporate and other unallocated expenses in our reported segment results.

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

Results in 2004 include impairment loss and related costs totaling $5 million. This pre-tax charge is to reduce the value of an owned hotel to its estimated fair value and is included in Hotel Ownership segment results.

NOTE 8:  INVESTMENTS AND NOTES RECEIVABLE

Investments and notes receivable at December 31, 2005 and 2006 are as follows:

	2005	2006
	(in millions)
Equity investments
Hotels	$269	309
Other	28	8
Timeshare notes receivable, with an average rate of 12.9%, due 2007 to 2016	351	454
Other notes receivable, with an average rate of 6.7%, due 2007 to 2015	50	25
Marketable securities	29	6
Foreign currency options	44	—
Other investments	20	17
	791	819
Less current portion	(84)	(60)
Total	$707	759

Notes receivable are reflected net of an estimated allowance for uncollectible amounts. For timeshare notes receivable, this estimate is based primarily on historical experience and assumptions with respect to future payment trends. Allowances for uncollectible amounts of other notes receivable, which includes notes from managed, franchised and unconsolidated joint venture properties, are estimated based primarily on historical trends and analysis of underlying real estate collateral. Assessment of collateral may include estimates of future cash flow from the underlying real estate. For timeshare notes receivable, interest income is recognized monthly from the date that the loan is closed. Any fees, including processing fees and late fees, are recognized in the month of collection. The activity in the allowance for uncollectible amounts for timeshare notes receivable is as follows:

	2005	2006
	(in millions)
Beginning balance	$6	10
Additions	8	16
Write-offs	(4)	(10)
Balance at December 31,	$10	16

Total notes receivable, including timeshare, totaled $401 million and $479 million, net of allowances for uncollectible amounts of $24 million and $35 million as of December 31, 2005 and 2006, respectively.

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

Timeshare notes receivable maturities are as follows:

(in millions)
2007	$56
2008	64
2009	69
2010	70
2011	66
Thereafter	145
470
Allowance for doubtful accounts	(16)
Total	$454

Our investments in unconsolidated affiliates accounted for under the equity method totaled $297 million and $317 million at December 31, 2005 and 2006, respectively, representing approximately three percent and two percent of total assets at the end of 2005 and 2006, respectively. At December 31, 2006, our unconsolidated affiliates accounted for under the equity method had total assets of approximately $2 billion and total debt of approximately $969 million. Of the $969 million of total debt, $966 million is secured solely by the affiliate’s assets or is guaranteed by other partners without recourse to us. We are the creditor on $17 million of the $969 million of debt.

Sales of our marketable securities are accounted for using the specific identification method. During 2006, we sold certain marketable securities for proceeds of approximately $34 million, resulting in gains of approximately $24 million which were reclassified out of accumulated other comprehensive income and recognized in earnings during the year.

During December 2005 we entered into foreign currency options to mitigate the risk associated with changes in foreign currency exchange rates on our agreement to fund the HI Acquisition price in British Pounds. These options were sold in the 2006 first quarter and were carried at fair market value in other current assets on the consolidated balance sheets as of December 31, 2005. There were no foreign currency options outstanding as of December 31, 2006. (see “Note 2: Summary of Significant Accounting Policies—Derivative Instruments”).

NOTE 9:  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 and 2006 are as follows:

	2005	2006
	(in millions)
Land	$590	1,065
Buildings and leasehold improvements	3,009	4,335
Furniture and equipment	703	1,041
Property held for sale or development	48	47
Construction in progress	32	44
	4,382	6,532
Less accumulated depreciation	(1,397)	(1,549)
Total	$2,985	4,983

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

At December 31, 2006, property and equipment included approximately $380 million of capital lease assets, primarily buildings and leasehold improvements, net of $26 million of accumulated depreciation.  Amounts recorded under capital leases at December 31, 2005 were insignificant.

NOTE 10:  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2005 and 2006 are as follows:

	2005	2006
	(in millions)
Accounts and notes payable	$139	429
Accrued compensation and benefits	153	392
HHonors current point liability(1)	—	126
Deposits	40	119
Deferred income	19	90
Accrued taxes	37	80
Insurance reserves	45	59
Accrued interest	37	51
Foreign currency derivative payable	54	—
Other accrued expenses	248	555
Total	$772	1,901

(1)          As a result of the HI Acquisition, the HHonors program is now consolidated (see “Note 2: Summary of Significant Accounting Policies”).

NOTE 11:  LONG-TERM DEBT

Long-term debt at December 31, 2005 and 2006 is as follows:

	2005	2006
	(in millions)
Industrial development revenue bonds at adjustable rates, due 2015	$82	82
Senior notes, with an average rate of 8.0%, due 2007 to 2031(1)	2,040	2,045
Mortgage notes, 5.8% to 8.6%, due 2007 to 2016	310	289
7.95% Collateralized borrowings, due 2010	463	454
Chilean inflation-indexed note, effective rate of 7.65%, due 2009(1)	148	145
3.375% Contingently convertible senior notes due 2023	575	575
Capital lease obligations, 6.34% to 8.75%, due 2007 to 2097	1	142
Term loan A, at adjustable rates, due 2011	—	1,302
Term loan B, at adjustable rates, due 2013	—	283
Revolving loans, at adjustable rates, due 2011	—	1,634
Other	—	17
	3,619	6,968
Less current maturities of long-term debt	(47)	(412)
Net long-term debt	$3,572	6,556

(1)          Interest rates include the impact of interest rate swaps.

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

In addition to our long-term debt, our consolidated balance sheets include debt and capital lease obligations related to variable interest entities consolidated under FIN 46(R) that are non-recourse to us. Non-recourse debt and capital lease obligations of non-controlled entities at December 31, 2005 and 2006 are as follows:

	2005	2006
	(in millions)
Mortgage note, 5.97%, due 2007	$100	100
Capital lease obligations, 6.34%, due 2007 to 2025	—	370
Other	—	30
	100	500
Less current maturities of non-recourse debt and capital lease obligations of non-controlled entities	—	(110)
Net non-recourse debt and capital lease obligations of non-controlled entities	$100	390

Interest paid, net of amounts capitalized, was $246 million, $244 million and $469 million in 2004, 2005 and 2006, respectively. Capitalized interest totaled $3 million, $8 million and $13 million in 2004, 2005 and 2006, respectively.

Debt maturities, including non-recourse debt and capital lease obligations of non-controlled entities, are as follows:

(in millions)
2007	$522
2008	1,020
2009	427
2010	577
2011	3,233
Thereafter	1,689
Total	$7,468

In February 2006, in connection with the HI Acquisition (see “Note 3: Purchase of Hilton International”), we entered into new senior credit facilities in an initial aggregate principal U.S. dollar equivalent of approximately $5.75 billion with a syndicate of financial institutions. These facilities replaced our $1 billion revolving credit facility and are secured by a pledge of the capital stock of certain of our wholly owned subsidiaries. The senior credit facilities consist of the following:

•       U.S. Dollar Denominated Revolver—5 year, $3.25 billion available in U.S. dollars, British Pounds, Euros and Swedish Kronor or other currencies acceptable to the administrative agent. Interest is at a variable rate depending upon our leverage ratio and senior debt ratings, with initial borrowings at applicable London Interbank Offered Rate (“LIBOR”) plus 150 basis points (which includes a 25 basis point annual facility fee). The capacity under our revolver was also used to support certain outstanding letters of credit. Total revolving debt capacity of approximately $1.42 billion was available to us at December 31, 2006.

•       Foreign Currency Denominated Term Loan A—5 year, approximate equivalent of $2.32 billion at December 31, 2006, denominated in £675 million, €675 million and Australian $140 million. Interest is at a variable rate depending upon our leverage ratio and senior debt ratings, with initial borrowings at applicable LIBOR plus 150 basis points.

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

•       U.S. Dollar Denominated Term Loan B—7 year, $500 million term loan available only in U.S. dollars. Interest at LIBOR plus 137.5 basis points.

We also have the option to increase the credit facilities by $500 million.

In February 2006, we borrowed an aggregate principal U.S. dollar equivalent of approximately $4.8 billion under these facilities to partially fund the HI Acquisition.

Subsequent to our announcement in December 2005 of our agreement to acquire the lodging assets of Hilton Group plc, Standard & Poor’s Ratings Group lowered our senior debt rating from BBB- to BB. In addition, Moody’s Investor Services lowered our senior debt rating from Baa3 to Ba2. These downgrades are reflected in the interest rates and facility fee of our $5.75 billion senior credit facilities. On February 26, 2007, Moody’s Investor Services upgraded our senior debt rating to Ba1.

Under the terms of the senior credit facilities, proceeds, if any, from the sale of certain owned properties acquired as part of the HI Acquisition are required to be used for the repayment of our senior credit facilities. In addition, we expect that excess cash flow, if any, will be used to repay outstanding debt balances.

In addition to our new senior credit facilities, our December 31, 2006 consolidated balance sheet includes approximately $25 million of long-term debt, $140 million of capital lease obligations, and $400 million of non-recourse debt and capital lease obligations related to obligations assumed in the HI Acquisition.

In October 1997, we filed a shelf registration statement with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. At December 31, 2006, available financing under the shelf totaled $825 million. The terms of any additional securities offered under the shelf will be determined by market conditions at the time of issuance.

In 2003, we sold $575 million of 3.375% Convertible Senior Notes due in 2023 in a private placement transaction. The notes are convertible into approximately 25.6 million shares of our common stock at an initial conversion price of $22.50 per share of common stock, upon our stock trading at 120% of the conversion price for 20 consecutive days during the last 30 day period of a financial quarter. As of December 31, 2006, the conversion trigger was met, and the notes are convertible at the discretion of the bond holders. No conversions have taken place as of December 31, 2006.

In November 2002, we entered into a derivative contract which swaps the fixed interest payments on our $375 million 7.95% Senior Notes due 2007 to a floating interest rate equal to the six-month LIBOR plus 415 basis points. In connection with our $100 million 7.43% bonds due 2009 denominated in Chilean pesos, we have a derivative contract which swaps the principal payment to a fixed U.S. dollar amount of $100 million and fixed interest payments at 7.65% of that amount.

As of December 31, 2006, approximately 53% of our long-term debt, including the impact of interest rate swaps and excluding non-recourse debt and capital lease obligations of non-controlled entities, was floating rate debt.  Our total debt, excluding non-recourse debt and capital lease obligations, has a weighted-average life of approximately 6.1 years and a weighted-average interest rate of approximately 6.6%.

Provisions under various loan agreements require us to comply with certain covenants which include limiting the amount of our outstanding indebtedness. Our revolving credit facilities contain two significant financial covenants: a leverage ratio and a debt service coverage ratio. We are in compliance with our financial covenants as of December 31, 2006.

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

Provisions of the financing agreement related to our 7.95% collateralized borrowings due 2010 require that certain cash reserves be maintained and also restrict the transfer of excess cash generated by the related properties to us if net cash flow falls below a specified level (the cash trap). The cash trap became effective in 2003 due to reduced cash flow from the collateralized properties, primarily the Hilton San Francisco. As of December 31, 2006, cash restricted under the terms of the collateralized borrowings, including required reserves and the cash trap, totaled $214 million. The impact of the cash trap, which is expected to remain in effect throughout 2007, is not expected to have a material impact on our liquidity.

NOTE 12:  FINANCIAL INSTRUMENTS

The estimated fair values of our financial instruments at December 31, 2005 and 2006 are as follows:

	2005		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in millions)
Cash and equivalents and long-term marketable securities	$1,183	1,183	144	144
Restricted cash	182	182	293	293
Timeshare notes receivable (including current portion)	351	356	454	459
Other notes receivable (including current portion)	50	59	25	24
Derivative assets	107	107	58	58
Long-term debt (including current maturities)	(3,619)	(3,849)	(6,968)	(7,384)
Derivative liabilities	(6)	(6)	(3)	(3)

Our estimates of the fair value of financial instruments at December 31, 2005 and 2006 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

Long-Term Debt

The estimated fair value of long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities and considering the collateral. In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates.

Derivative Instruments

The fair value of derivative assets and liabilities is based on the present value of estimated future cash flow, including the use of foreign currency forward exchange rates, as appropriate.

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

NOTE 13:  INCOME TAXES

The provisions for income taxes for the three years ended December 31 are as follows:

	2004	2005	2006
	(in millions)
Pre-tax income
U.S.	$350	619	594
Foreign	23	19	244
Total	$373	638	838
Current
Federal	$114	207	102
Foreign	5	2	55
State and local	20	50	35
	139	259	192
Deferred
Federal	(12)	(89)	43
Foreign	—	1	24
State and local	—	(5)	—
Total	$127	166	259

During 2004, 2005 and 2006, we paid income taxes of $99 million, $209 million and $260 million, respectively, net of refunds received.

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

The income tax effects of temporary differences between financial and income tax reporting that gave rise to deferred income tax assets and liabilities at December 31, 2005 and 2006 are as follows:

	2005	2006
	(in millions)
Deferred tax assets
Foreign tax credits	$—	436
Net operating loss carryforwards	6	188
Compensation	115	113
Insurance reserves	48	48
Deferred income	68	32
Other reserves	22	32
System funds	22	29
Other	1	37
	282	915
Valuation allowance	(11)	(393)
	271	522
Deferred tax liabilities
Brands	(383)	(1,010)
Amortizable intangibles	(153)	(530)
Unrealized foreign currency gains	—	(301)
Unremitted foreign earnings	—	(217)
Property and equipment	(186)	(203)
Prepaid royalties	—	(53)
Accrued interest	(33)	(49)
Investments	(105)	(44)
Other	(4)	—
	(864)	(2,407)
Net deferred tax liability	$(593)	(1,885)

The reconciliations of the Federal income tax rate to our effective tax rate for the three years ended December 31 are as follows:

	2004	2005	2006
	(in millions)
Federal income tax rate	35.0%	35.0	35.0
Increase (reduction) in taxes
State and local income taxes, net of Federal tax benefits	4.7	5.9	2.1
Foreign taxes	1.3	.4	9.4
Foreign earnings subject to lower rates	—	—	(6.8)
Federal income tax credits	(4.3)	(4.1)	(11.2)
Change in deferred tax asset valuation allowance	(2.3)	(5.1)	2.5
Closing of prior years’ tax audits	—	(8.0)	—
Other	(.4)	1.9	(.1)
Effective tax rate	34.0%	26.0	30.9

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

Net operating loss carryforwards are generally recorded as deferred tax assets and are fully reserved until evidence indicates that it is more likely than not that the benefit will be realized. Approximately $6 million of net operating loss carryforwards expire between 2008 and 2021 with approximately $5 million of that amount expiring in 2009. Approximately $182 million of net operating loss carryforwards have indefinite lives. Foreign tax credits are recorded as deferred tax assets. With respect to certain jurisdictions, foreign tax credits are reserved to the extent evidence indicates it is more likely than not that the federal tax benefit of those foreign tax credits will not be realized.

Our tax provision, deferred taxes and effective rate in 2006 were impacted by the utilization of synthetic fuel tax credits of approximately $11 million (see “Note 5: Acquisitions and Dispositions”) and a net benefit of $15 million, primarily due to the favorable resolution of IRS audits for the years 2002 and 2003 and the required treatment of certain foreign currency gains. Our tax provision, deferred taxes and effective rate in 2005 were impacted by the utilization of synthetic fuel tax credits of approximately $17 million, a reduction in the valuation allowance for capital loss tax carryforwards of approximately $34 million and a net benefit of $28 million from the reversal of tax reserves no longer required as the result of the completion of IRS audits of our 1997 through 2001 Federal income tax returns, partially offset by increases in state tax reserves and deferred tax liabilities principally attributable to statutory tax increases in various jurisdictions. The provision for income taxes also reflects a net benefit of approximately $2 million related to state tax credits received in 2005. Excluding the aforementioned items, our effective rate was 34 percent in 2006 and 39 percent in 2005.

The reduction in effective rate for 2006 compared to 2005 is primarily the result of the HI Acquisition. In 2005 and earlier, our tax liability was principally comprised of U.S. and state taxes imposed on domestic income. As a result of our acquisition of HI, our tax liability is comprised of both U.S. and foreign taxes and is impacted by the composition of pre-tax income by jurisdiction. Income from foreign jurisdictions is subject to lower levels of tax resulting in an overall worldwide blended effective rate that is lower than our 2005 effective rate.

In accordance with the provisions of FAS 109, the reversal of reserve balances arising from the completion of the IRS audits that relate to our acquisition of Promus Hotel Corporation in 1999 were reflected as an adjustment of goodwill and did not impact our tax provision in 2005. These adjustments resulted in a reduction of both goodwill and other liabilities totaling approximately $13 million in 2005.

Our tax provision, deferred taxes and effective rate in 2004 were impacted by a reduction in the valuation allowance for capital loss tax carryforwards, primarily as a result of the sale of three Doubletree properties and the sale of our interest in Travelweb. The 2004 effective rate also reflects the utilization of Section 45K synthetic fuel production credits. Excluding the impact of these items, our effective rate in 2004 was 38 percent.

NOTE 14:  STOCKHOLDERS’ EQUITY

Five hundred million shares of common stock with a par value of $2.50 per share are authorized, of which 404 million and 409 million were issued at December 31, 2005 and 2006, respectively, including treasury shares of 22 million at both December 31, 2005 and 2006. We have 25 million shares of preferred stock with a par value of $1.00 per share authorized for issuance. No preferred shares were issued or outstanding at December 31, 2005 and 2006.

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

There were no stock repurchases in the year ended December 31, 2006. During 2005, we repurchased a total of 12.3 million shares of our common stock at a total cost of approximately $271 million. During 2004, we repurchased approximately 2.3 million shares of our common stock at a total cost of approximately $48 million. The timing of stock purchases is at the discretion of management. As of December 31, 2006, approximately 44.7 million shares remained authorized for repurchase.

We have a Preferred Share Purchase Rights Plan under which a right is attached to each share of our common stock. The rights may only become exercisable under certain circumstances involving actual or potential acquisitions of 20% or more of our common stock by certain people or groups. Depending on the circumstances, if the rights become exercisable, the holder may be entitled to purchase units of our junior participating preferred stock, shares of our common stock or shares of common stock of the acquirer. The rights remain in existence until November 2009 unless they are terminated, exercised or redeemed (see “Rights Agreement” under Item 5).

NOTE 15:  EMPLOYEE BENEFIT PLANS

We sponsor multiple domestic and international pension plans. We have a noncontributory retirement plan in the United States (the “Domestic Plan”) which covers certain non-union employees. Benefits are based upon years of service and compensation. The annual measurement date for the Domestic Plan is December 31. Since December 31, 1996, employees have not accrued additional benefits under the Domestic Plan. Therefore, the projected benefit obligation is equal to the accumulated benefit obligation. Plan assets will be used to pay benefits due employees for service through December 31, 1996. As employees have not accrued additional benefits since 1996, we do not utilize salary or pension inflation assumptions in calculating our benefit obligation for the Domestic Plan.

As a result of the HI Acquisition, we acquired multiple employee benefit plans that cover many of our international employees. These plans include a plan that covers workers in the United Kingdom (the “U.K. Plan”) and a number of smaller plans that cover workers in various countries across the world (the “International Plans”). The measurement date for both the U.K. Plan and the International Plans is December 31.

The weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

				International
	Domestic Plan		U.K. Plan	Plans
	2005	2006	2006	2006
Discount rate	5.3%	5.8	5.1	4.8
Salary inflation	—	—	5.9	3.0
Pension inflation	—	—	2.9	2.2

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

The rollforwards of our benefit obligations and fair value of plan assets for the years ended December 31, 2005 and 2006 are as follows:

				International
	Domestic Plan		U.K. Plan	Plans
	2005	2006	2006	2006
	(in millions)
Benefit obligation at beginning of year	$ 324	328	—	—
Acquisitions and divestures, net	—	6	342	221
Service cost	—	—	9	11
Interest cost	17	17	15	8
Employee contributions	—	—	2	—
Actuarial loss (gain)	8	(19)	(17)	(4)
Benefits paid	(21)	(18)	(9)	(13)
Curtailment gain	—	—	—	(2)
Settlement gain	—	—	—	(1)
Currency loss	—	—	41	9
Benefit obligation at end of year	$ 328	314	383	229

				International
	Domestic Plan		U.K. Plan	Plans
	2005	2006	2006	2006
	(in millions)
Fair value of plan assets at beginning of year	$ 288	279	—	—
Acquisitions and divestures, net	—	7	339	164
Actual return on plan assets	12	28	22	12
Employer contributions	—	—	8	12
Employee contributions	—	—	2	—
Benefits paid	(21)	(18)	(9)	(13)
Currency gain	—	—	42	4
Fair value of plan assets at end of year	$ 279	296	404	179

The accumulated benefit obligation for the U.K. Plan and the International Plans totaled $361 million and $219 million, respectively, at December 31, 2006.

The investment objectives for the various plans are preservation of capital, current income and long-term growth of capital. Substantially all plan assets are managed by outside investment managers. Asset allocations are reviewed periodically.

For the Domestic Plan, equity securities include S&P 500 and S&P 400 index funds and foreign equity funds. Equity securities also include our common stock in the amounts of $11 million and $16 million at December 31, 2005 and 2006, respectively, representing approximately 4% and 5% of total plan assets in each period. Debt securities are primarily U.S. Treasury and government agency debt securities. The expected long-term return on plan assets is based on assumed rates of return for the assets held of 4% to 7% for debt securities and 7% to 9% for equity securities.

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

For the U.K. and International Plans, plan assets are primarily in pooled funds managed by outside investment managers. Equity securities are in global equity and regional international funds. Debt funds are in fixed interest and index-linked bond funds. Property funds are in a global real estate fund. The expected long-term return on plan assets is based on assumed rates of return for the assets held of 3% to 6% for debt securities, 7% to 9% for equity securities, and 6% to 8% for property funds.

The asset allocations as a percentage of total plan assets at December 31, 2005 and 2006, are as follows:

	Domestic Plan			U.K. Plan		International Plans(1)
		Percentage of			Percentage of	Percentage of
	Target	Plan Assets		Target	Plan Assets	Plan Assets
	Allocation	2005	2006	Allocation	2006	2006
Equity securities	50%	62	54	56	56	50
Debt securities	50	38	46	30	29	31
Property funds	—	—	—	14	14	8
Other	—	—	—	—	1	11
Total	100%	100	100	100	100	100

(1)   International Plans assets are managed to individual target allocations depending on the plan and region.

At December 31, 2006, we have adopted FAS 158 (see “Note 2: Summary of Significant Accounting Policies—New Accounting Standards”). The following tables provide the reconciliation between the funded status of our plans and the accrued benefit cost liability on the consolidated balance sheets for the years ended December 31, 2005 and 2006, as well as the other components recognized in our consolidated balance sheets:

				International
	Domestic Plan		U.K. Plan	Plans
	2005	2006	2006	2006
	(in millions)
Funded status	$ (50)	(18)	21	(50)
Unrecognized actuarial loss	47	—	—	—
Unrecognized prior service cost	3	—	—	—
Net amount recognized at end of year	$ —	(18)	21	(50)

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

Amounts recognized in the consolidated balance sheets consist of:

				International
	Domestic Plan		U.K. Plan	Plans
	2005	2006	2006	2006
	(in millions)
Noncurrent asset	$ —	1	21	6
Current liability	—	—	—	(1)
Noncurrent liability	—	(19)	—	(55)
Additional minimum liability	(50)	—	—	—
Intangible asset	3	—	—	—
Accumulated other comprehensive income, excluding tax impact	47	—	—	—
Net amount recognized	$ —	(18)	21	(50)

Amounts recognized in accumulated other comprehensive income consist of:

	Domestic		International
	Plan	U.K. Plan	Plans
	2006	2006	2006
	(in millions)
Net actuarial loss (gain)	$ 16	(16)	(8)
Prior service cost	2	—	—
Net amount recognized	$ 18	(16)	(8)

The weighted-average assumptions used to determine net periodic cost were as follows:

					International
	Domestic Plan			U.K. Plan	Plans
	2004	2005	2006	2006	2006
Discount rate	6.0%	5.5	5.3	4.7	4.4
Expected long-term return on plan assets	7.3	7.3	7.3	7.1	5.5
Salary inflation	—	—	—	5.7	2.6
Pension inflation	—	—	—	2.6	2.1

Our annual benefit income (cost) for the years ended December 31, 2004, 2005 and 2006 consisted of the following:

					International
	Domestic Plan			U.K. Plan	Plans
	2004	2005	2006	2006	2006
	(in millions)
Expected return on plan assets	$ 20	20	20	23	8
Service cost	—	—	—	(9)	(11)
Interest cost	(18)	(17)	(17)	(15)	(8)
Amortization of prior service cost	(1)	(1)	(1)	—	—
Curtailment gain	—	—	—	—	1
Settlement gain	—	—	—	—	2
Amortization of net loss	—	(1)	(2)	—	—
Net annual benefit income (cost)	$ 1	1	—	(1)	(8)

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

We expect to contribute approximately $9 million to the U.K. Plan and approximately $14 million to the International Plans in 2007. We do not expect to make any contribution to the Domestic Plan in 2007. Amortization from accumulated other comprehensive income into net periodic benefit cost in 2007 of actuarial losses and prior service cost is not expected to be material for the Domestic, U.K. or International Plans. As of December 31, 2006, the benefits expected to be paid in the next five years and in the aggregate for the five years thereafter are as follows:

	Domestic		International
	Plan	U.K. Plan	Plans
	(in millions)
2007	$ 19	11	11
2008	19	11	12
2009	19	12	12
2010	19	13	13
2011	19	14	14
2012 - 2016	101	83	68

As of January 1, 2007, the Domestic Plan and plans maintained for certain domestic hotels currently or formerly managed by us were merged into a multiple employer plan. We are the sponsor of this plan and as such could be liable to fund any contributions not funded by the owners of any of the properties covered by the plan. As of January 1, 2007, the multiple employer plan had combined assets of $332 million and a projected benefit obligation of $340 million.

We also have plans covering qualifying employees and non-officer directors (the “Supplemental Plans”). Benefits for the Supplemental Plans are based upon years of service and compensation. Since December 31, 1996, employees and non-officer directors have not accrued additional benefits under the Supplemental Plans. These plans are self-funded by us and therefore have no plan assets isolated to pay benefits due employees. At both December 31, 2005 and 2006, these plans have benefit obligations of $10 million, which are fully accrued in our consolidated balance sheets. Pension expense under the Supplemental Plans for the years ended December 31, 2004, 2005 and 2006 was not significant.

Certain employees are covered by union sponsored, collectively bargained multi-employer pension plans. We contributed and charged to expense $19 million, $23 million and $21 million for the years ended December 31, 2004, 2005 and 2006, respectively, for such plans. Information from the plans’ administrators is not sufficient to permit us to determine our share, if any, of unfunded vested benefits.

We have various employee investment plans whereby we contribute matching percentages of employee contributions. The aggregate expense under these plans totaled $12 million, $13 million and $26 million in 2004, 2005 and 2006, respectively.

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

NOTE 16:  SEGMENT INFORMATION

Our operations consist of three reportable segments which are based on similar products or services: Hotel Ownership, Managing and Franchising, and Timeshare. The Hotel Ownership segment derives revenue primarily from owned, majority owned and leased hotel properties. The Managing and Franchising segment provides services including hotel management and licensing of our family of brands to franchisees. This segment generates its revenue from fees charged to hotel owners. Managing and Franchising revenue includes reimbursements from managed properties and franchisees for certain costs incurred on their behalf, which are included in other revenue from managed and franchised properties in the consolidated statements of income. The Timeshare segment consists of multi-unit timeshare resorts. This segment produces its results from the sale and financing of timeshare intervals and operating timeshare resorts. Segment results are presented net of consolidating eliminations for fee-based services at the operating income level, without allocating corporate expenses, which is the basis used by management to evaluate segment performance.

Segment results for the three years ended December 31 are as follows:

	2004	2005	2006
	(in millions)
Revenue
Hotel Ownership	$2,215	2,212	4,985
Managing and Franchising	1,510	1,671	2,527
Timeshare	421	554	650
	$4,146	4,437	8,162
Operating income
Hotel Ownership	$394	450	904
Managing and Franchising	343	417	600
Timeshare	99	129	152
Corporate and other unallocated expenses	(178)	(191)	(382)
Total operating income	658	805	1,274
Interest and dividend income	26	32	27
Interest expense	(274)	(259)	(498)
Net interest from unconsolidated affiliates and non-controlled interests	(26)	(26)	(45)
Net gain on foreign currency transactions	—	—	24
Net other (loss) gain	(5)	103	72
Loss from non-operating affiliates	(6)	(17)	(16)
Income before taxes and minority and non-controlled interests	373	638	838
Provision for income taxes	(127)	(166)	(259)
Minority and non-controlled interests, net	(8)	(12)	(7)
Net Income	$238	460	572

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

Segment assets as of December 31 are as follows:

	2005	2006
	(in millions)
Assets
Hotel Ownership	$4,283	9,681
Managing and Franchising	2,083	5,191
Timeshare	659	1,078
Corporate and other	1,718	531
Total assets	$8,743	16,481

At December 31, 2006, the Hotel Ownership segment includes goodwill and brand values totaling $2.05 billion and $1.02 billion, respectively, and the Managing and Franchising segment includes goodwill and brand values totaling $1.66 billion and $1.83 billion, respectively.

The following table presents revenue and long-lived assets by geographical region (in millions):

	Revenue			Long-Lived Assets
	2004	2005	2006	2005	2006
	(in millions)			(in millions)
United States	$4,095	4,382	4,926	$4,040	4,008
United Kingdom	1	1	880	—	610
All other international	50	54	2,356	19	1,810
Total	$4,146	4,437	8,162	$4,059	6,428

Other than the United Kingdom, there are no individual international countries which comprised at least 10 percent of our total revenue for the years ended December 31, 2004, 2005 or 2006 or at least 10 percent of our total long-lived assets as of December 31, 2005 or 2006.

NOTE 17:  LEASES

We lease hotel properties and land under operating and capital leases. At December 31, 2005 and 2006, we leased six and 196 hotels, respectively, under operating leases. We also operated seven hotels under capital leases as of December 31, 2006. Two of the capital leases at December 31, 2006 are consolidated under FIN 46(R) (see “Note 2: Summary of Significant Accounting Policies—Investments”) and are non-recourse to us. The increase in our operating and capital leases is due to the HI Acquisition on February 23, 2006 (see “Note 3: Purchase of Hilton International”). Our hotel operating leases may require the payment of fixed rent payments, variable rent payments based on a percentage of revenue or income, or the payment of rent equal to the greater of a minimum fixed rent or variable rent based on a percentage of revenue or income. Our hotel leases expire through 2097, with varying renewal options. Our land leases represent ground leases for certain owned hotels and, in addition to minimum rental payments, may require the payment of additional rents based on varying percentages of revenue or income. Total rent expense incurred under our leases was $57 million, $55 million and $528 million in 2004, 2005 and 2006, respectively, which included minimum rent payments of approximately $41 million in both 2004 and 2005 and $269 million in 2006.

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

Minimum lease commitments under non-cancelable operating and capital leases are as follows:

	Operating	Capital	Non-Recourse
December 31,	Leases	Leases	Capital Leases
	(in millions)
2007	$294	15	30
2008	292	15	30
2009	272	56	30
2010	266	8	30
2011	260	8	30
Thereafter	2,775	178	447
	$4,159	280	597
Less imputed interest at 6.34%		(138)	(227)
Present value of net minimum lease payments		$142	370

NOTE 18:  COMMITMENTS AND CONTINGENCIES

We have established franchise financing programs with third party lenders to support the growth of our brands. As of December 31, 2006, we have provided guarantees of $16 million on loans outstanding under these programs. In addition, we have guaranteed $27 million of debt and other obligations of unconsolidated affiliates and third parties, bringing our total guarantees to approximately $43 million. Our outstanding guarantees have terms ranging from one to 14 years. We also have commitments under letters of credit totaling $110 million as of December 31, 2006. We believe it is unlikely that material payments will be required under these guarantees or letters of credit.

In addition, we remain a guarantor on 12 operating leases sold as part of the sale of the Red Lion hotel chain in 2001. We have entered into an indemnification and reimbursement agreement with Red Lion Hotels Corporation (“RLH”), which requires RLH to reimburse us for any costs and expenses incurred in connection with the guarantee. The minimum lease commitment under these 12 operating leases totals approximately $5 million annually through 2020.

We have also provided performance guarantees to certain owners of hotels we operate under management contracts. Most of these guarantees allow us to terminate the contract rather than fund shortfalls if specified performance levels are not achieved. In limited cases, we are obligated to fund performance shortfalls. At December 31, 2006, we have six contracts containing performance guarantees with possible cash outlays totaling approximately $523 million through 2020. Funding under these performance guarantees totaled approximately $2 million in 2006 and is expected to total approximately $3 million in 2007. Funding under these guarantees in future periods is dependent upon the operating performance levels of these hotels over the remaining term of the performance guarantees. In 2006 we increased the reserve for the performance guarantee at a managed hotel by approximately $12 million based on our estimate of the guarantee payment that will be required at the end of the contract term in 2012.   The charge is included in other operating expenses in the accompanying consolidated statements of income. Although we anticipate that the future operating performance levels of these hotels will be largely achieved, there can be no assurance that this will be the case. In addition, we do not anticipate losing a significant number of management contracts in 2007 pursuant to these guarantees.

Our consolidated financial statements at December 31, 2005 and 2006 include liabilities of approximately $6 million and $18 million, respectively, for potential obligations under our outstanding guarantees. Under certain circumstances, we may be obligated to provide additional guarantees or letters of credit totaling $74 million at December 31, 2006.

Notes To Consolidated Financial Statements
December 31, 2006 (Continued)

At December 31, 2006, we had contractual commitments of approximately $399 million for construction and renovation projects at certain owned and majority owned properties, including timeshare. Our construction contracts contain clauses which allow us to cancel all or some portion of the work. The minimum commitments would be for cost incurred under the contract and two to five percent of the remaining contract value.

We are involved in various legal matters arising in the normal course of business, some of which include claims for substantial sums. Accruals are recorded when the outcome is probable and can be reasonably estimated in accordance with FAS 5, “Accounting for Contingencies.” While the ultimate results of claims and litigation cannot be predicted with certainty, we do not expect that the resolution of all pending overtly threatened claims and litigation as of December 31, 2006 will have a material adverse effect on our consolidated results of operations or financial position. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations in a particular period.

NOTE 19:  INSURANCE RECOVERIES

On August 29, 2005, Hurricane Katrina hit the Gulf Coast, affecting two of our consolidated hotels; the majority owned Hilton New Orleans Riverside and the wholly owned Hilton New Orleans Airport. Both properties suffered some physical damage, and both properties were closed to paying guests for a period following the hurricane. We have insurance policies that provide coverage for physical damage and business interruption, including lost profits. These policies also reimburse us for other costs and expenses incurred relating to the damages and losses suffered.

Based on the claims we filed and initial estimates from the insurance carriers, we expected to receive insurance payments in excess of the approximate $4 million net book value of the damaged assets. As a result, the impairment charge related to the damaged assets was offset by the expected recovery in our consolidated statement of income for the year ended December 31, 2005.

In addition, based on the claims we filed and initial estimates from the insurance carriers, we expected that the other costs and expenses incurred during the period in the aftermath of the hurricane would be less than the business interruption and other insurance proceeds to be received. As such, post-storm costs incurred in 2005 totaling approximately $22 million were offset by the expected recovery and did not impact results in the year. We received approximately $15 million in insurance recoveries in 2005.

In 2006, we recognized approximately $26 million of business interruption insurance proceeds. These proceeds are recorded as owned hotel revenue in the consolidated statements of income. Additionally, we recognized approximately $17 million of insurance recoveries related to building and property losses during the year ended December 31, 2006, which are recorded as net other gain in our consolidated statements of income.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Hilton Hotels Corporation

We have audited the accompanying consolidated balance sheets of Hilton Hotels Corporation, a Delaware corporation, and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flow for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hilton Hotels Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flow for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 123(R), Share-based Payment, on January 1, 2006 and adopted FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hilton Hotels Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

Los Angeles, California
February 26, 2007

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Hilton Hotels Corporation

We have audited management’s assessment, included in the accompanying Annual Report on Form 10-K, that Hilton Hotels Corporation, a Delaware corporation, and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hilton Hotels Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Annual Report on Form 10-K, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the lodging assets acquired from Hilton Group plc on February 23, 2006, which is included in the December 31, 2006 consolidated financial statements of Hilton Hotels Corporation and constituted 51% of total assets as of December 31, 2006 and 38% of revenue for the year then ended. Our audit of internal control over financial reporting of Hilton Hotels Corporation also did not include an evaluation of the internal control over financial reporting of the lodging assets acquired from Hilton Group plc on February 23, 2006.

In our opinion, management’s assessment that Hilton Hotels Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Hilton Hotels Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hilton Hotels Corporation as of December 31, 2005 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flow for each of the three years in the period ended December 31, 2006 of Hilton Hotels Corporation and our report dated February 26, 2007 expressed an unqualified opinion thereon.

Los Angeles, California
February 26, 2007

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

Quarterly Financial Data

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
	(in millions, except per share amounts)
2006
Revenue	$1,519	2,204	2,207	2,232	8,162
Operating income	235	366	315	358	1,274
Net income	104	144	117	207	572
Basic EPS(1)	$.27	.37	.30	.53	1.49
Diluted EPS(1)	$.26	.35	.29	.50	1.39
2005
Revenue	$1,076	1,176	1,102	1,083	4,437
Operating income	163	246	203	193	805
Net income	64	202	89	105	460
Basic EPS(1)	$.17	.53	.23	.28	1.20
Diluted EPS	$.16	.49	.22	.26	1.13

(1)          EPS for the full year differs from the sum of quarterly EPS amounts due to the required method of computing EPS in the respective periods.

Comparable System-Wide Statistical Information(2)

Year ended December 31, 2006	Occupancy	Average Rate	RevPAR
Hilton	72.8%	$149.86	$109.11
Change from prior year	1.0pts	8.2%	9.7%
Hilton Garden Inn	71.4%	$111.34	$79.55
Change from prior year	1.4pts	7.2%	9.4%
Doubletree	71.6%	$122.32	$87.60
Change from prior year	1.2pts	8.7%	10.5%
Embassy Suites	74.9%	$140.18	$105.05
Change from prior year	1.1pts	7.9%	9.6%
Homewood Suites by Hilton	75.8%	$108.31	$82.14
Change from prior year	0.6pts	6.9%	7.8%
Hampton	72.5%	$94.69	$68.66
Change from prior year	0.9pts	7.8%	9.2%
Scandic	65.1%	$109.92	$71.58
Change from prior year	1.1pts	4.8%	6.7%
Conrad	69.6%	$173.75	$120.94
Change from prior year	(0.8)pts	13.3%	12.1%
Other	79.5%	$145.13	$115.36
Change from prior year	4.3pts	9.1%	15.4%

(2)          Statistics are presented pro forma as if the HI Acquisition had occurred January 1, 2005. Includes hotels in our system as of December 31, 2006 which were in our hotel system or the hotel system of HI since January 1, 2005. Comparable hotels exclude data for HI franchise hotels and our owned hotels in New Orleans due to the interruption in operations as a result of Hurricane Katrina.

As of December 31, 2006 there were approximately 11,500 stockholders of record.

FIVE YEAR SUMMARY

	Year ended December 31,
	2002	2003	2004	2005	2006
	(in millions, except per share amounts)
Operating data
Revenue	$3,816	3,819	4,146	4,437	8,162
Net income	$198	164	238	460	572
Basic earnings per share	$.53	.43	.62	1.20	1.49
Diluted earnings per share	$.53	.43	.60	1.13	1.39
Cash dividends per common share	$.08	.08	.08	.12	.16
Other information
Number of properties at year end
Owned(1)	63	55	50	30	60
Leased	7	7	7	6	203
Joint venture	65	67	65	54	53
Managed	201	206	206	210	343
Franchised	1,721	1,808	1,900	2,054	2,242
Timeshare	27	30	31	34	34
Total	2,084	2,173	2,259	2,388	2,935
Available rooms at year end
Owned(1)	34,664	32,526	31,068	22,971	29,647
Leased	2,650	2,643	2,643	2,245	46,663
Joint venture	19,093	20,556	20,186	17,040	17,232
Managed	52,004	52,088	51,380	53,115	97,536
Franchised	225,588	237,026	249,391	275,350	306,660
Timeshare	3,117	3,644	3,740	3,948	3,740
Total	337,116	348,483	358,408	374,669	501,478

(1)          Includes majority owned and controlled hotels.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2006, management assessed the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As permitted by the Securities and Exchange Commission, management’s evaluation as of December 31, 2006 excludes the lodging assets acquired from Hilton Group plc on February 23, 2006. Such businesses represent approximately 51% of our total assets as of December 31, 2006 and 38% of our total revenue for the year ended December 31, 2006 (see “Note 3: Purchase of Hilton Group plc” under Item 8). Based on this assessment, management has concluded that our internal control over financial reporting as of December 31, 2006 was effective.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2006, is included in Part II—Item 8 under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Certain of the information respecting executive officers required by this Item is set forth under the caption “Executive Officers of the Registrant” under Item 1. Other information respecting executive officers, as well as the required information for directors, will be set forth under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to our officers, employees and directors, including our principal executive officer, principal financial officer, principal accounting officer and controller or persons performing similar functions. This Code of Ethics is also posted on our internet website located at www.hiltonworldwide.com (click on “Investor Relations,” then “Corporate Governance”), and is available in print to any person requesting a copy from the Secretary of the Company at our World Headquarters at 9336 Civic Center Drive, Beverly Hills, California 90210. See “Additional Information—Available Information” under Item 1. In the event of any amendment to, or waiver from, a provision of the Code of Ethics that applies to any of the aforementioned officers that relates to the requirements of Regulation S-K Item 406, we intend to disclose such information on our website.

Item 11.                 Executive Compensation

The information required by this Item will be set forth under “Executive Compensation” in our Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to shares of our Common Stock that may be issued under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	20,476,176		$16.87	(4)	20,553,501	(6)
Equity compensation plans not approved by security holders(2)	2,495,501	(3)	N/A	(5)	638,274	(7)
Total	22,971,677		$16.87	(4)	21,191,775

(1)          Consists of our 1990 Stock Option and Stock Appreciation Rights Plan, 1996 Stock Incentive Plan, 1997 Independent Director Stock Option Plan and 2004 Omnibus Equity Compensation Plan. Of such plans, the 2004 Omnibus Equity Compensation Plan is the only plan with shares remaining available for grant as of December 31, 2006.

(2)          Consists of our Supplemental Retirement and Retention Plan and Directors’ Stock and Deferred Retainer Plan.

(3)          Consists of 2,453,947 units under the Supplemental Retirement and Retention Plan and 41,554 units under the Directors’ Stock and Deferred Retainer Plan that entitle the recipients to receive an equivalent number of shares of Common Stock, subject to satisfaction of the conditions set forth in the respective plans.

(4)          Represents the weighted average exercise price of outstanding stock options. There are no exercise prices associated with grants of restricted stock units and performance stock units under the 2004 Omnibus Equity Compensation Plan.

(5)          There are no exercise prices associated with units included in the referenced plans.

(6)          Consists of 20,553,501 shares available for future issuance under the 2004 Omnibus Equity Compensation Plan.

(7)          Consists of 638,274 shares available for future issuance under the Supplemental Retirement and Retention Plan. The Directors’ Stock and Deferred Retainer Plan does not limit the number of shares that may be issued thereunder.

Supplemental Retirement and Retention Plan

The Supplemental Retirement and Retention Plan (the “SRRP”) was approved by our Board of Directors as of June 9, 2000. The SRRP is not a stockholder approved plan. Under the SRRP, a total of up to 3,500,000 supplemental retirement benefit units (“Units”) may be granted to our senior officers. Each grant of Units vests 25% per year over a four-year period and entitles the grantee to receive shares of Common Stock on a one-for-one basis upon retirement, with limited distribution available during employment. The SRRP also provides for an upward adjustment in the number of Units in a participant’s account based upon dividends and distributions paid by us with respect to the underlying shares of Common Stock, until distribution of such shares. The Units will become immediately vested in the event of a change of control of Hilton, as defined in the SRRP. Shares of Common Stock issued under the SRRP consist of our treasury shares. As of December 31, 2006, 2,453,947 Units were outstanding under the SRRP and 638,274 Units remained available for grant.

Directors’ Stock and Deferred Retainer Plan

The Directors’ Stock and Deferred Retainer Plan (the “Director Retainer Plan”) was approved by our Board of Directors on September 11, 2001, effective as of January 1, 2002. The Director Retainer Plan is not a stockholder approved plan. The Director Retainer Plan provides non-employee directors the right to elect to receive their annual retainer fees in the form of (i) cash; (ii) Common Stock payable on a quarterly basis; or (iii) deferred units that vest immediately and are payable in shares of Common Stock on a one-for-one basis subsequent to a director’s retirement from the Board. The number of shares of Common Stock or deferred units received by a participant each quarter is based upon the closing price of our Common Stock on the New York Stock Exchange on the last trading date of such quarter. Shares of Common Stock issued under the Director Retainer Plan consist of our treasury shares. As of December 31, 2006, nine non-employee directors were eligible to defer all or a portion of their annual retainer fees into Common Stock or deferred units under the Director Retainer Plan. As of December 31, 2006, 41,720 shares of Common Stock had been issued under the Director Retainer Plan and 41,554 deferred units were allocated to the accounts of non-employee directors.

Item 13.                 Certain Relationships and Related Transactions and Director Independence

The information required by this Item will be set forth under “Certain Relationships and Related Transactions” and “Corporate Governance Information—Director Independence” in our Proxy Statement, and reference is expressly made to the Proxy Statement for the specific information incorporated in this Form 10-K.

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

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)   Index to Financial Statements

1.                 Financial Statements:

The consolidated financial statements and supplementary data are set forth under Part II—Item 8 of this Form 10-K.

2.                 Financial Statement Schedules:

All schedules are inapplicable or the required information is included elsewhere herein.

(b)   Exhibits

Reference is made to the Index to Exhibits, immediately preceding the exhibits to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 28, 2007.

HILTON HOTELS CORPORATION
(Registrant)

By:	/s/ ROBERT M. LA FORGIA
Robert M. La Forgia
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 28, 2007.

/s/ STEPHEN F. BOLLENBACH	/s/ ROBERT M. LA FORGIA
Stephen F. Bollenbach	Robert M. La Forgia
Co-Chairman of the Board and Chief Executive Officer	Executive Vice President and Chief Financial Officer (Chief Accounting Officer)
/s/ BARBARA BELL COLEMAN	/s/ BENJAMIN V. LAMBERT
Barbara Bell Coleman	Benjamin V. Lambert
Director	Director
/s/ A. STEVEN CROWN	/s/ JOHN H. MYERS
A. Steven Crown	John H. Myers
Director	Director
/s/ CHRISTINE GARVEY	/s/ JOHN L. NOTTER
Christine Garvey	John L. Notter
Director	Director
/s/ MATTHEW J. HART	/s/ DONNA F. TUTTLE
Matthew J. Hart	Donna F. Tuttle
Director	Director
/s/ BARRON HILTON	/s/ PETER V. UEBERROTH
Barron Hilton	Peter V. Ueberroth
Co-Chairman of the Board	Director

INDEX TO EXHIBITS

Exhibit Number	Description
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
4.5

Credit Agreement, dated as of February 22, 2006, among Registrant, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, UBS Loan Finance, as Syndication Agent, and the financial institutions signatory thereto (incorporated herein by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated February 28, 2006)

4.6

Loan Agreement, dated as of September 27, 2000, among Phoenix SP Hilton LLC, S.F. Hilton, Inc., Chicago Hilton LLC, Short Hills Hilton LLC and McLean Hilton LLC, as Borrowers, and Secore Financial Corporation, as Lender (incorporated herein by reference from Exhibit 99.01 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2000)

4.7

First Amendment to Loan Agreement, dated as of October 30, 2000, among Phoenix SP Hilton LLC, S.F. Hilton, Inc., Chicago Hilton LLC, Short Hills Hilton LLC and McLean Hilton LLC, as Borrowers, and Morgan Stanley Dean Witter Mortgage Capital Inc., as Lender, relating to Exhibit 4.6 hereto (incorporated herein by reference from Exhibit 99.02 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2000)

4.8

Rights Agreement, dated as of November 29, 1999, between Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated herein by reference from Exhibit 1 to Registrant’s Registration Statement on Form 8-A, dated December 1, 1999)

4.9

Amendment to Rights Agreement Changing Rights Agent, dated as of February 15, 2001, between Registrant and The Bank of New York, as Rights Agent, relating to Exhibit 4.8 hereto (incorporated herein by reference from Exhibit 4.22 to Registrant’s Annual Report on From 10-K for the year ended December 31, 2000)

10.1

1990 Stock Option and Stock Appreciation Rights Plan of Registrant, together with the Stock Option Agreement relating thereto, both as amended (incorporated herein by reference from Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990)*

10.2

Amendment, dated January 20, 1994, to the 1990 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibit 10.1 hereto (incorporated herein by reference from Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993)*

10.3

Amendment, dated January 19, 1995, to the 1990 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibits 10.1 and 10.2 hereto (incorporated herein by reference from Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994)*

10.4

Amendment, dated November 14, 1996, to the 1990 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibits 10.1, 10.2 and 10.3 hereto (incorporated herein by reference from Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)*

10.5

Fourth Amendment, dated as of December 31, 1998, to the 1990 Stock Option and Stock Appreciation Rights Plan of Registrant, relating to Exhibits 10.1 through 10.4 hereto (incorporated herein by reference from Exhibit 99.9 to Registrant’s Current Report on Form 8-K, dated January 8, 1999)*

10.6

Amended and Restated 1996 Stock Incentive Plan of Registrant (incorporated herein by reference from Exhibit 4.1 to Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 333-04273))*

10.7

Amendment, dated as of November 14, 2001, to the Amended and Restated 1996 Stock Incentive Plan of Registrant, relating to Exhibit 10.6 hereto (incorporated herein by reference from Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)*

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

10.12	2004 Omnibus Equity Compensation Plan of Registrant (incorporated herein by reference from Exhibit B to Registrant’s Proxy Statement, dated as of April 8, 2004)*
10.12.1

Form of stock unit grant agreement under 2004 Omnibus Equity Compensation Plan of Registrant (incorporated herein by reference from Exhibit 10.12.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.12.2

Form of performance unit grant agreement under 2004 Omnibus Equity Compensation Plan of Registrant (incorporated herein by reference from Exhibit 10.12.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.13

Amendment 2006-1 to 2004 Omnibus Equity Compensation Plan of Registrant, relating to Exhibit 10.12 hereto (incorporated herein by reference from Exhibit 99.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006)*

10.14	Directors’ Stock and Deferred Retainer Plan of Registrant (incorporated herein by reference from Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-72906))*

10.15

Amendment 2005-1 to Directors’ Stock and Deferred Retainer Plan of Registrant, relating to Exhibit 10.14 hereto (incorporated herein by reference from Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)*

10.16	Annual Incentive Plan of Registrant (incorporated herein by reference from Exhibit C to Registrant’s Proxy Statement, dated as of April 8, 2004)*
10.17	Supplemental Executive Retirement Plan of Registrant, as amended (incorporated herein by reference from Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991)*
10.18

Amendment, effective April 1, 1994, to the Supplemental Executive Retirement Plan of Registrant, relating to Exhibit 10.17 hereto (incorporated herein by reference from Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994)*

10.19

Amendment, effective December 31, 1996, to the Supplemental Executive Retirement Plan of Registrant, relating to Exhibits 10.17 and 10.18 hereto (incorporated herein by reference from Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)*

10.20

Doubletree Hotels Corporation Supplemental Executive Retirement Plan, dated as of February 15, 1997, as amended by letter dated December 9, 1997 (incorporated herein by reference from Exhibit 10.29 to the Promus Hotel Corporation Annual Report on Form 10-K for the year ended December 31, 1998)*

10.21	Directors’ Retirement Benefit Plan of Registrant, as amended (incorporated herein by reference from Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991)*
10.22

First Amendment, dated July 31, 1997, to the Directors’ Retirement Benefit Plan of Registrant, relating to Exhibit 10.21 hereto (incorporated herein by reference from Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997)*

10.23	Retirement Benefit Replacement Plan of Registrant, as amended (incorporated herein by reference from Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992)*
10.24

Amendment, dated as of January 1, 1994, to the Retirement Benefit Replacement Plan of Registrant, relating to Exhibit 10.23 hereto (incorporated herein by reference from Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993)*

10.25

Amendment, effective April 1, 1994, to the Retirement Benefit Replacement Plan of Registrant, relating to Exhibits 10.23 and 10.24 hereto (incorporated herein by reference from Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994)*

10.26

Amendment, effective December 31, 1996, to the Retirement Benefit Replacement Plan of Registrant, relating to Exhibits 10.23, 10.24 and 10.25 hereto (incorporated herein by reference from Exhibit 10.24 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)*

10.27	Executive Deferred Compensation Plan of Registrant (incorporated herein by reference from Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-122019))*

10.28

Amendment 2005-1 to the Executive Deferred Compensation Plan of Registrant, relating to Exhibit 10.27 hereto (incorporated herein by reference from Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)*

10.29

2005 Executive Deferred Compensation Plan of Registrant, as amended and restated (incorporated herein by reference from Exhibit 10.28 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)*

10.30

Promus Hotel Corporation Executive Deferred Compensation Plan, as amended and restated (incorporated herein by reference from Exhibit 10.27 to the Promus Hotel Corporation Annual Report on Form 10-K for the year ended December 31, 1998)*

10.31

Supplemental Retirement and Retention Plan of Registrant, dated as of June 1, 2000 (incorporated herein by reference from Exhibit 10.42 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)*

10.32

First Amendment to the Supplemental Retirement and Retention Plan of Registrant, relating to Exhibit 10.31 hereto (incorporated herein by reference from Exhibit 10.46 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)*

10.33

Form of Change of Control Agreement between Registrant and each of Matthew J. Hart, Madeleine A. Kleiner and Robert M. La Forgia (incorporated herein by reference from Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)*

10.34

First Amendment to form of Change of Control Agreement, relating to Exhibit 10.33 hereto (incorporated herein by reference from Exhibit 10.48 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)*

10.35

Amended and Restated Employment Agreement, dated as of November 11, 2004 and amended as of January 27, 2005, between Registrant and Stephen F. Bollenbach (incorporated herein by reference from Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.36

Amendment to Employment Agreement, dated as of March 31, 2006, between Registrant and Stephen F. Bollenbach, relating to Exhibit 10.35 hereto (incorporated herein by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 6, 2006)*

10.37

Amendment to Employment Agreement, dated as of January 18, 2007, between Registrant and Stephen F. Bollenbach, relating to Exhibits 10.35 and 10.36 hereto (incorporated herein by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated January 19, 2007)*

10.38

Employment Agreement, dated as of March 10, 2006, between Hilton U.K. Hotels Limited and Ian R. Carter (incorporated herein by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 14, 2006)*

11	Computation of Per Share Earnings
12	Computation of Ratios of Earnings to Fixed Charges
21	List of Registrant’s Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Undertakings

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