Form 10-Q
period 2007-03-31
HILTON HOTELS CORP
filed 2007-05-09
CIK 47580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2007—Common Stock, $2.50 par value—389,754,952 shares.

PART I—FINANCIAL INFORMATION

Company or group of companies for which report is filed:

HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1.                FINANCIAL STATEMENTS

Consolidated Statements of Income
(in millions, except per share amounts)

	Three Months Ended March 31,
	2006	2007
	(unaudited)
Revenue
Owned hotels	$507	571
Leased hotels	189	455
Management and franchise fees	152	176
Timeshare and other income	211	164
	1,059	1,366
Other revenue from managed and franchised properties	382	498
	1,441	1,864
Expenses
Owned hotels	380	429
Leased hotels	169	413
Depreciation and amortization	85	113
Other operating expenses	171	157
Corporate expense	44	46
	849	1,158
Other expenses from managed and franchised properties	376	492
	1,225	1,650
Operating income from unconsolidated affiliates	10	14
Operating Income	226	228
Interest and dividend income	11	5
Interest expense	(96)	(116)
Net interest from unconsolidated affiliates and non-controlled interests	(9)	(12)
Net gain (loss) on foreign currency transactions	18	(8)
Net other gain	4	30
Loss from non-operating affiliates	(4)	(4)
Income Before Taxes and Minority and Non-Controlled Interests	150	123
Provision for income taxes	(50)	(43)
Minority and non-controlled interests, net	(2)	(2)
Income From Continuing Operations	98	78
Discontinued operations, net of tax	6	17
Net Income	$104	95
Basic Earnings Per Share(1)
Continuing operations	$.26	.20
Discontinued operations	.02	.04
	$.27	.24
Diluted Earnings Per Share(1)
Continuing operations	$.24	.19
Discontinued operations	.01	.04
	$.26	.23

(1)           Total reported EPS in the 2006 quarter differs from the sum of EPS from continuing and discontinued operations due to the required method of computing EPS.

See notes to consolidated financial statements.

Hilton Hotels Corporation and Subsidiaries
Consolidated Balance Sheets
(in millions)

	December 31,	March 31,
	2006	2007
		(unaudited)
ASSETS
Current Assets
Cash and equivalents	$107	128
Restricted cash	293	325
Accounts receivable, net	618	656
Inventories	425	478
Deferred income taxes	95	94
Current portion of notes receivable, net	55	58
Other current assets	207	229
Assets held for sale	1,426	1,440
Total current assets	3,226	3,408
Investments, Property and Other Assets
Investments and notes receivable, net	759	759
Property and equipment, net	4,818	4,794
Management and franchise contracts, net	1,174	1,145
Leases, net	310	306
Brands	2,486	2,491
Goodwill	2,948	3,004
Deferred income taxes	76	78
Other assets	684	707
Total investments, property and other assets	13,255	13,284
Total Assets	$16,481	16,692
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,705	1,686
Current maturities of long-term debt	412	396
Current maturities of non-recourse debt and capital lease obligations of non-controlled entities	110	111
Income taxes payable	40	37
Liabilities associated with assets held for sale	331	352
Total current liabilities	2,598	2,582
Long-term debt	6,556	6,665
Non-recourse debt and capital lease obligations of non-controlled entities	390	390
Deferred income taxes and other liabilities	3,210	3,171
Stockholders’ equity	3,727	3,884
Total Liabilities and Stockholders’ Equity	$16,481	16,692

See notes to consolidated financial statements.

Hilton Hotels Corporation and Subsidiaries
Consolidated Statements of Cash Flow
(in millions)

	Three Months Ended March 31,
	2006	2007
	(unaudited)
Operating Activities
Net income	$104	95
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	86	118
Amortization of loan costs	3	5
Net other gain	(4)	(30)
Loss from non-operating affiliates	4	4
Change in working capital components:
Inventories	(38)	(37)
Accounts receivable	(27)	(52)
Other current assets	(27)	(20)
Accounts payable and accrued expenses	(107)	(9)
Income taxes payable	(32)	2
Restricted cash	(11)	(32)
Change in deferred income taxes	21	(20)
Change in other liabilities	(24)	(10)
Unconsolidated affiliates’ distributions in excess of earnings	5	3
Change in timeshare notes receivable	(22)	(26)
Excess tax benefits from share-based payment arrangements	(5)	(15)
Other	14	(23)
Net cash used in operating activities	(60)	(47)
Investing Activities
Capital expenditures	(108)	(89)
Additional investments	(115)	(14)
Proceeds from asset dispositions	108	54
Payments received on notes and other	108	5
Acquisitions, net of cash acquired	(5,460)	—
Net cash used in investing activities	(5,467)	(44)
Financing Activities
Change in revolving loans, net of issuance costs	1,954	109
Long-term borrowings, net of issuance costs	2,582	—
Reduction of long-term debt	(54)	(22)
Issuance of common stock	22	16
Cash dividends	(15)	(16)
Excess tax benefits from share-based payment arrangements	5	15
Net cash provided by financing activities	4,494	102
Exchange rate effect on Cash and Equivalents	32	10
(Decrease) Increase in Cash and Equivalents	(1,001)	21
Cash and Equivalents at Beginning of Year	1,154	107
Cash and Equivalents at End of Period	$153	128

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1:   General

The consolidated financial statements presented herein have been prepared by Hilton Hotels Corporation in accordance with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2006 and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

In March 2007, we announced the exchange of contracts to sell our Scandic hotel brand and certain of our owned and leased hotels (“Scandic”). The sale was completed in April 2007. Scandic is presented as discontinued operations in our consolidated financial statements (see “Note 10: Discontinued Operations”). On February 23, 2006, we acquired the lodging assets of Hilton Group plc (“Hilton International” or “HI”) in an all cash transaction (the “HI Acquisition”). Our consolidated financial statements for the 2006 first quarter include the results of HI from the date of acquisition. See “Note 3: Purchase of Hilton International” to our Annual Report on Form 10-K for the year ended December 31, 2006.

Our consolidated financial statements for the three months ended March 31, 2006 and 2007 are unaudited; however, in the opinion of management, all adjustments (which include normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

Our consolidated financial statements reflect certain reclassifications to prior period balances to conform with classifications adopted in 2007. These reclassifications have no effect on net income.

Note 2:   Earnings Per Share (EPS)

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding totaled 383 million and 389 million for the three months ended March 31, 2006 and 2007, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of stock-based compensation and convertible securities increased the weighted average number of common shares by 35 million for each of the three months ended March 31, 2006 and 2007. In addition, the increase to net income resulting from interest on convertible securities assumed to have not been paid was approximately $3 million for each of the three months ended March 31, 2006 and 2007.

Note 3:   Stock-Based Compensation

We maintain the 2004 Omnibus Equity Compensation Plan which provides for the grant of options, stock units, performance units and other stock based awards. In addition, we maintain three stock plans with substantially identical terms that provide for the grant of options. Pre-tax stock compensation expense included in net income was $10 million and $15 million for the three months ended March 31, 2006 and 2007, respectively.

Stock Options

We granted 2,530,165 stock options in the three months ended March 31, 2006 and 1,762,220 stock options in the three months ended March 31, 2007 with weighted average exercise prices of $25.35 and $35.23 per share, respectively, and estimated weighted average grant date fair values of approximately $13.44 and $14.01 per share, respectively.

The fair values of options granted in 2007 were estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used an expected volatility rate of 31%, dividend yield of 0.5%, expected term of 7 years and a weighted average risk-free interest rate of 4.8%.  Volatility is based on historical information with terms consistent with the expected life of our non-qualified stock options. The risk-free rate is based on the quoted treasury yield curve at the time of grant, with terms consistent with the expected life of our non-qualified stock options. The dividend yield is based on the current annual dividend payment of $0.16 per share.

During the three months ended March 31, 2006 and 2007, a total of 1,691,390 and 1,133,473 stock options were exercised, with a total intrinsic value of $19 million and $25 million, respectively.

Restricted Stock Units

During the three months ended March 31, 2006 and 2007, we awarded restricted stock in the form of time-based units (“TBU”) and performance-based units (“PBU”). In the three months ended March 31, 2006, we granted 3,098,296 TBUs and 1,620,328 PBUs with weighted average grant date fair values of $23.84 and $24.84 per share, respectively.  In the three months ended March 31, 2007, we granted 1,719,586 TBUs and 453,989 PBUs, both with weighted average grant date fair values of $35.23 per share.

During the three months ended March 31, 2006 and 2007, total restricted stock vested was 639,402 units and 1,874,948 units, with fair values of $16 million and $65 million, respectively.

Note 4:   Comprehensive Income

Comprehensive income for the three months ended March 31, 2006 and 2007 is as follows:

	Three Months Ended March 31,
	2006	2007
	(in millions)
Net income	$104	95
Change in unrealized gains and losses, net of tax	2	(2)
Cash flow hedge adjustment, net of tax	1	(7)
Cumulative translation adjustment, net of tax	36	49
Comprehensive income	$143	135

Note 5:   Synthetic Fuel Investment

We have a 24 percent minority interest investment in a coal-based synthetic fuel facility which is accounted for using the equity method as we lack a controlling financial interest. The facility produced operating losses, our proportionate share of which totaled approximately $4 million for each of the three months ended March 31, 2006 and 2007. These losses are reflected as loss from non-operating affiliates in our accompanying consolidated statements of income.

The synthetic fuel produced at this facility qualifies for tax credits (based on Section 45K of the Internal Revenue Code) which reduce our provision for income taxes. The tax credits, combined with the tax benefit associated with the operating losses, totaled approximately $4 million for each of the three months ended March 31, 2006 and 2007. As a result, there is no net effect on our net income from the investment for each of the three months ended March 31, 2006 and 2007.

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

At March 31, 2007, we had short-term foreign currency forward agreements related to €800 million of the Scandic sales price (see “Note 10: Discontinued Operations”). These agreements included a foreign currency forward covering approximately £210 million, which functions as an economic hedge of our British Pound denominated debt that was repaid with a portion of the sale proceeds upon completion of the sale. This contract does not qualify as a cash flow hedge. As a result, the net gain on the contract of approximately $7 million in the 2007 first quarter is reflected in other gains and a net loss of approximately $7 million related to the British Pound denominated debt is reflected in net loss on foreign currency transactions in our consolidated statements of income.

Our other short-term foreign currency forward agreements related to the Scandic proceeds qualify for hedge accounting as cash flow hedges. The gains and losses on these forward agreements have been included in accumulated other comprehensive income as part of the cumulative translation adjustment to the extent that the instruments are effective as hedges. The net loss included in accumulated other comprehensive income related to these foreign currency forward agreements totaled approximately $11 million at March 31, 2007.

We have three tranches of long-term debt denominated in foreign currencies which qualify as hedges of the foreign currency exposure of our net investment in foreign operations acquired as part of the HI Acquisition. The gains or losses on the long-term debt are included in accumulated other comprehensive income as part of the cumulative translation adjustment to the extent that the instruments are effective as hedges. The net loss included in accumulated other comprehensive income related to our net investment hedges totaled approximately $1 million and $260 million at March 31, 2006 and 2007, respectively. The gains and losses recorded in accumulated other comprehensive income are relieved when we substantially exit foreign operations in a market covered by our hedging instruments.

We assess on a quarterly basis the effectiveness of our hedges in offsetting the variability in the cash flow or fair values of the hedged items. There were no amounts recognized or reclassified into earnings for the three months ended March 31, 2006 or 2007 due to hedge ineffectiveness or due to excluding from the assessment of effectiveness any component of the hedges.

We enter into short-term foreign currency forward and swap agreements in the normal course of business in relation to certain of our cash flows from foreign operations. The gains or losses on these instruments are largely offset by gains or losses on the related assets or liabilities. At March 31, 2007, the notional amount of our foreign currency instruments was approximately $42 million. We do not enter into derivative financial instruments for trading or speculative purposes.

Note 7:   New Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard (“FAS”) 109, “Accounting for Income Taxes.”   FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 on January 1, 2007 (see “Note 13: Income Taxes”).

In September 2006, the FASB issued FAS 157, “Fair Value Measurements.” FAS 157 defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. FAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. FAS 157 is effective for our financial statements issued for fiscal 2008 and interim periods within that year. We do not expect this statement to have a material impact on our results of operations or financial position.

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  FAS 159 permits an entity to measure certain financial instruments and certain other items at fair value and report their unrealized gains and losses in earnings. FAS 159 is effective as of January 1, 2008. We are currently evaluating the impact that FAS 159 will have on our results of operations or financial position.

Note 8:   Segment Information

Our operations consist of three reportable segments which are based on similar products or services: Hotel Ownership, Managing and Franchising, and Timeshare. Segment results are presented net of consolidating eliminations for fee-based services, which is the basis used by management to evaluate segment performance. Managing and Franchising revenue includes reimbursements from managed properties and franchisees for certain costs incurred on their behalf, which are included in other revenue from managed and franchised properties in our consolidated statements of income. Segment results are as follows:

	Three Months Ended March 31,
	2006	2007
	(in millions)
Revenue
Hotel Ownership	$724	1,044
Managing and Franchising	534	674
Timeshare	183	146
	$1,441	1,864
Operating income:
Hotel Ownership	$111	129
Managing and Franchising	141	158
Timeshare	47	29
Corporate and other unallocated expenses	(73)	(88)
Total operating income	226	228
Interest and dividend income	11	5
Interest expense	(96)	(116)
Net interest from unconsolidated affiliates and non-controlled interests	(9)	(12)
Net gain (loss) on foreign currency transactions	18	(8)
Net other gain	4	30
Loss from non-operating affiliates	(4)	(4)
Income before taxes and minority and non-controlled interests	150	123
Provision for income taxes	(50)	(43)
Minority and non-controlled interests, net	(2)	(2)
Income from continuing operations	98	78
Discontinued operations, net	6	17
Net Income	$104	95

Note 9:   Acquisitions and Dispositions

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

Upon designation as an asset held for sale, we review the carrying value of the property and, as appropriate, adjust the value to the lower of its carrying value or its estimated fair value less estimated cost to sell, and we cease recording depreciation expense (see “Note 10: Discontinued Operations”).

To the extent we realize a gain from the sale of real estate and maintain significant continuing involvement in the form of a long-term management contract, the gain is deferred and recognized in earnings over the term of the contract. Results include the recognition of pre-tax deferred gains totaling $9 million and $10 million in the three months ended March 31, 2006 and 2007, respectively.

First Three Months of 2007

In the first quarter of 2007, we sold our minority interests in eight joint venture properties for cash of approximately $51 million, resulting in pre-tax gains of approximately $20 million.   The $30 million net other gain in our consolidated statement of income for the three months ended March 31, 2007 also includes $10 million of other net gains, primarily related to foreign currency forward contracts and insurance proceeds.

First Three Months of 2006

In the first quarter of 2006, we completed the HI Acquisition for approximately £3.3 billion, equivalent to approximately $5.7 billion on the transaction date, excluding acquisition costs, in an all-cash transaction. In the first quarter of 2007, we increased goodwill by approximately $31 million, reflecting the final allocation of the purchase price to the assets acquired and liabilities assumed.

Also in the first quarter of 2006, we acquired long-term management contracts for four properties, three of which became part of our Waldorf=Astoria collection. In addition, we completed the sale of two wholly owned hotels for cash of approximately $177 million, resulting in a pre-tax loss of approximately $38 million and a reduction in our consolidated goodwill balance of approximately $10 million. We have retained long-term management agreements on both of the properties. In addition to the sales of these wholly owned hotels, we sold our minority interest in a joint venture property for cash of approximately $27 million, resulting in a pre-tax gain of approximately $11 million.

The $4 million net other gain in our consolidated statement of income for the three months ended March 31, 2006 also includes a $25 million gain on settlement recoveries related to mold found in certain areas of the Hilton Hawaiian Village in 2002 and $6 million of other gains.

We have engaged Eastdil Secured, LLC to act as our broker for the sale of certain of our owned hotels. Fees earned by Eastdil related to owned hotels sold in the three months of 2006 were approximately $1 million. No fees were earned by Eastdil in the first three months of 2007. Benjamin V. Lambert, a director of our company, is Chairman of Eastdil.

Note 10:   Discontinued Operations

In March 2007, we announced the exchange of contracts to sell our Scandic hotel brand and certain of our owned and leased hotels for €833 million, equivalent to approximately $1.1 billion on the transaction date. The sale was completed in April 2007. Net proceeds, after transaction costs and taxes, of approximately $1.04 billion were used to pay down borrowings under our senior credit facilities. At the time we exchanged contracts, we designated Scandic as held for sale and we stopped recording depreciation and amortization expense. Scandic is presented as discontinued operations for all periods presented in our consolidated financial statements.

Total Scandic assets held for sale by segment are as follows:

	December 31,	March 31,
	2006	2007
	(in millions)
Assets by segment:
Hotel Ownership	$1,380	1,396
Managing and Franchising	43	41
Corporate and other	3	3
Total assets	$1,426	1,440

The assets and liabilities of Scandic held for sale included in our consolidated balance sheets were as follows:

	December 31,	March 31,
	2006	2007
	(in millions)
Current Assets
Cash and equivalents	$31	23
Accounts receivable, net	41	56
Inventories	5	6
Other current assets	32	32
Total current assets	109	117
Investments, Property and Other Assets
Property and equipment, net	165	173
Management and franchise contracts, net	10	10
Leases, net	9	8
Brands	360	356
Goodwill	762	755
Deferred income taxes	9	9
Other assets	2	12
Total investments, property and other assets	1,317	1,323
Total Assets	$1,426	1,440
Current Liabilities
Accounts payable and accrued expenses	$196	208
Income taxes payable	4	7
Total current liabilities	200	215
Deferred income taxes and other liabilities	131	137
Total Liabilities	$331	352

Summary operating results for Scandic discontinued operations are as follows:

	Three Months Ended March 31,
	2006	2007
	(in millions)
Revenue
Owned hotels	$1	6
Leased hotels	77	215
	78	221
Expenses
Owned hotels	—	4
Leased hotels	61	173
Depreciation and amortization	1	5
Other operating expenses	7	19
	69	201
Operating Income	9	20
Net (loss) gain on foreign currency transactions	(1)	1
Income Before Taxes	8	21
Provision for income taxes	(2)	(4)
Net Income	$6	17

Note 11:   Guarantees

We have established franchise financing programs with third party lenders to support the growth of our brands. As of March 31, 2007, we have provided guarantees of $16 million on loans outstanding under the programs. In addition, we have guaranteed $23 million of debt and other obligations of unconsolidated affiliates and third parties, bringing our total guarantees to $39 million. Approximately $14 million have indefinite terms, with the balance having remaining terms of one to 14 years. We also have commitments under letters of credit totaling $110 million as of March 31, 2007. We believe it is unlikely that material payments will be required under our outstanding guarantees or letters of credit.

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

We have also provided performance guarantees to certain owners of hotels we operate under management contracts. Most of these guarantees allow us to terminate the contract rather than fund shortfalls if specified performance levels are not achieved. In limited cases, we are obligated to fund performance shortfalls. At March 31, 2007, we have nine contracts containing performance guarantees with possible cash outlays totaling approximately $555 million through 2020. Funding under these performance guarantees is expected to total approximately $11 million in 2007. Funding under these guarantees in future periods is dependent on the operating performance levels of these hotels over the remaining term of the performance guarantees. Although we anticipate that the future operating performance levels of these hotels will be largely achieved, there can be no assurance that this will be the case. In addition, we do not anticipate losing a significant number of management contracts in 2007 pursuant to these guarantees.

Our consolidated financial statements at March 31, 2006 and 2007 include liabilities of approximately $4 million and $22 million, respectively, for potential obligations under our outstanding guarantees. Under certain circumstances, we may be obligated to provide additional guarantees or letters of credit totaling approximately $74 million at March 31, 2007.

Note 12:   Employee Benefit Plans

We sponsor multiple domestic and international employee benefit plans. We have a noncontributory retirement plan in the United States (the “Domestic Plan”) which covers certain non-union employees. Benefits are based upon years of service and compensation. Since December 31, 1996, employees have not accrued additional benefits under the Domestic Plan. We also have multiple employee benefit plans that cover many of our international employees. These plans include a plan that covers workers in the United Kingdom (the “U.K. Plan”) and a number of smaller plans that cover workers in various countries across the world (the “International Plans”). In the three months ended March 31, 2007, we paid approximately $2 million and $7 million in employer contributions to the U.K. Plan and International Plans, respectively. We expect to contribute approximately $9 million and $25 million in 2007 to the U.K. Plan and International Plans, respectively. We do not expect to make any contributions to the Domestic Plan in 2007.

Our net periodic benefit cost for the three months ended March 31, 2006 and 2007 consisted of the following:

	Domestic Plan		U.K. Plan		International Plans
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2006	2007	2006	2007	2006	2007
Expected return on plan assets	$5	5	2	7	1	3
Service cost	—	—	(1)	(3)	(2)	(7)
Interest cost	(4)	(5)	(1)	(5)	(1)	(3)
Amortization of prior service cost	(1)	—	—	—	—	—
Net annual benefit cost	$—	—	—	(1)	(2)	(7)

Note 13:   Income Taxes

On January 1, 2007, we adopted the provisions of FIN 48 “Accounting for Uncertainty in Income Taxes.”  As a result of adoption, we provided for a $14 million increase in the net liability for our unrecognized income tax positions. Of this, $6 million was recorded as an adjustment to our opening balance of retained earnings and $8 million was recorded as an increase to goodwill in connection with the HI Acquisition.

The total amounts of our unrecognized tax positions as of January 1, 2007 and March 31, 2007, were $132 million and $136 million, respectively, of which $35 million and $38 million would impact our effective tax rate if recognized. Included in these totals are gross accrued interest and penalties of $19 million and $21 million as of January 1 and March 31, 2007, respectively, of which $2 million was recognized as a component of our income tax expense during the three months ended March 31, 2007. We reasonably estimate that the amount of our unrecognized tax positions will not change significantly within the next twelve months.

The gross increase in our unrecognized tax positions resulting from tax positions taken during the first quarter 2007 was $4 million. There were no increases or decreases in unrecognized tax benefits during the first quarter of 2007 as a result of tax positions taken during prior periods.

As of January 1, 2007, any interest and penalties incurred in connection with settlement of tax liabilities and interest income received in connection with settlement of income tax liabilities will be accounted for as a component of our income tax expense. Prior to January 1, 2007, interest and penalties incurred in connection with settlement of income tax liabilities were accounted for as a component of our provision for income taxes, while interest income received in connection with the settlement of income tax liabilities were accounted for as interest and dividend income.

We file income tax returns with federal, state, local and foreign jurisdictions. As of March 31, 2007, we remain subject to federal examinations of our income tax returns for the years 2002 through 2006.

Note 14:   Insurance Recoveries

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

We recognized approximately $3 million of business interruption insurance proceeds during the three months ended March 31, 2007. No business interruption insurance proceeds were recognized during the three months ended March 31, 2006. These proceeds are recorded as owned hotel revenue in our consolidated statements of income. Additionally, we recognized approximately $3 million of insurance recoveries related to building and property losses for each of the three months ended March 31, 2006 and 2007, which are recorded as net other gain in our consolidated statements of income.

Note 15:   Subsequent Events

In April 2007, we announced our agreement to sell up to 10 hotels in continental Europe to Morgan Stanley Real Estate for approximately €566 million, equivalent to approximately $770 million on the announcement date. Assuming completion of the sale of all 10 hotels, net proceeds after property level debt repayments (approximately €41 million), taxes and transaction costs are expected to be approximately €450 million. Net proceeds are expected to be used to repay borrowings under our senior credit facilities. The sales are expected to close in the second and third quarters of 2007.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are engaged in the ownership, management and development of hotels, resorts and timeshare properties and the franchising of lodging properties. At March 31, 2007, our system contained 2,838 properties totaling approximately 483,000 rooms in 76 countries and territories, excluding discontinued operations (see “Note 10: Discontinued Operations” to our consolidated financial statements under Item 1). Our brands include Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Homewood Suites by Hilton, Hampton, Conrad and the Waldorf=Astoria Collection. In addition, we develop and operate timeshare resorts through Hilton Grand Vacations Company and its related entities. We are also engaged in various other activities related or incidental to the operation of hotels.

The number of properties and rooms at March 31, 2007 by brand and by type are as follows(1):

Brand	Properties	Rooms	Type	Properties	Rooms
Hilton	502	173,906	Owned(2)	57	29,116
Hilton Garden Inn	309	42,745	Leased	84	25,343
Doubletree	173	44,951	Joint Venture	45	14,518
Embassy Suites	185	45,290		186	68,977
Homewood Suites by Hilton	196	21,571	Managed	334	98,583
Hampton	1,409	139,946	Franchised	2,285	311,756
Conrad	15	5,151		2,619	410,339
Other	16	5,756
Timeshare	33	3,774	Timeshare	33	3,774
Total	2,838	483,090	Total	2,838	483,090

(1)          Excludes properties classified as discontinued operations at March 31, 2007 in connection with the Scandic sale, which was completed in April 2007.

(2)          Includes majority owned and controlled hotels.

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

Our results are significantly affected by occupancy and room rates achieved by our hotels, our ability to manage costs, foreign currency exchange rate movements related to our international operations, our relative mix of owned, leased, managed and franchised hotels, the quantity and pricing of timeshare interval sales and changes in the number of available hotel rooms and timeshare intervals through acquisition, development and disposition. Results are also impacted by economic conditions and capacity. Unfavorable changes in these factors could negatively impact hotel room demand and pricing which, in turn, could limit our ability to pass through operating cost increases in the form of higher room rates. Additionally, our ability to manage costs could be adversely impacted by significant increases in operating expenses, resulting in lower operating margins. See “Other Matters—Forward-Looking Statements” below and Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 for a description of these and other conditions that could adversely affect our results of operations.

The hospitality industry is seasonal in nature. However, the periods during which our properties experience higher or lower levels of demand vary from property to property and depend principally upon location. Based on historical results, we generally expect our revenue to be lower in the first fiscal quarter of each year than in each of the three subsequent quarters.

We anticipate that a favorable economic environment will continue to benefit the lodging industry and us during the remainder of 2007. A continuation of strong hotel demand among business, group and leisure travelers, combined with limited full-service hotel supply growth, should enable us to charge higher room rates. We also anticipate growth in our management and franchise fee business as the number of hotels in our system continues to increase. Increases in construction costs could result in downward pressure on the margins achieved by our timeshare business. Reported revenue and expenses from our timeshare business are also expected to be negatively impacted by deferrals required under percentage-of-completion accounting as we begin construction of new timeshare projects. We will continue to focus on managing our costs, achieving revenue per available room (“RevPAR”) premiums in the markets where we operate, increasing occupancy, adding new units to our family of brands, leveraging technology and delivering outstanding customer service. We believe that our focus on these objectives, combined with our financial strength, diverse market presence, strong brands, strategically located properties and ability to grow our brands internationally will enable us to remain competitive.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2006, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include accounting for notes receivable, property and investments, sales of real estate, intangible assets, self-insurance, commitments and contingencies, currency translation, Hilton HHonors (our guest loyalty program), purchase accounting, revenue recognition and income taxes. We have not changed these policies from those previously disclosed in our Annual Report.

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

We added a total of 44 properties, primarily franchises, with approximately 6,900 rooms to our system during the three months ended March 31, 2007. Excluding the Scandic sale, a total of 14 properties, primarily franchises, with approximately 2,900 rooms were removed from our system during the same period. We believe the continued strong performance of our brands has enabled us to significantly enhance our development pipeline compared to our industry competitors. We have more than 800 hotels, primarily franchises, with approximately 111,000 rooms in our development pipeline at March 31, 2007. Approximately 90 percent of the hotels in our current development pipeline are in the Americas (U.S., Canada, Mexico and South America), though international development is expected to comprise an increasingly larger percentage of our development pipeline over the next few years. The actual opening of hotels in our development pipeline is subject to various conditions and uncertainties.

Our ability to grow the number of hotels in our system is affected by the factors referenced under “Other Matters—Forward-Looking Statements” below and Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, such as international, national and regional economic conditions; the effects of actual and threatened terrorist attacks and international conflicts; acts of God, such as natural disasters; credit availability; relationships with franchisees and property owners; and competition from other hotel brands.

In total, we anticipate spending approximately $1 billion on capital expenditures in 2007, which includes approximately $290 million for routine improvements and technology, approximately $380 million for timeshare projects and approximately $330 million for hotel renovation, hotel investment and special projects. Routine improvements include expenditures for equipment, hotel fixtures and wall and floor coverings. Expenditures required to complete our capital spending programs are expected to be financed through available cash flow from operations and general corporate borrowings. To the extent we complete additional asset sales in 2007, capital expenditures can be expected to decrease. Anticipated capital expenditures are subject to change due to, among other things, changes in business operations and economic conditions.

We will continue to review our owned hotel portfolio for potential repositioning or re-branding opportunities (see “Liquidity and Capital Resources—Acquisitions and Dispositions”). It is our intention to be opportunistic when evaluating potential asset sales and we will look to sell particular hotel properties to the extent we can obtain premium prices. We are currently marketing for sale certain of our owned and leased hotels, including the Hilton Caledonian in Scotland and six properties in the U.S. In April 2007, we signed an agreement to sell up to 10 hotels in continental Europe to Morgan Stanley Real Estate for approximately €566 million, equivalent to approximately $770 million on the announcement date. Assuming completion of the sale of all 10 hotels, net proceeds after property level debt repayment, taxes and transaction costs are expected to be approximately €450 million. Net proceeds are expected to be used to repay borrowings under our senior credit facilities. As discussed in “Note 9: Acquisitions and Dispositions” to the consolidated financial statements under Item 1, until the necessary approvals have been received and substantive conditions to the buyer’s obligation to perform have been satisfied, we do not consider a sale to be probable. When we sell a hotel property, it is generally our preference to retain a management or franchise agreement; however, we may sell hotels without retaining our brand.

Hotel Ownership

Capital expenditures during the three months ended March 31, 2007, excluding timeshare projects, totaled $89 million, consisting primarily of routine improvements and special projects at our owned and leased hotels. The first quarter expenditures include approximately $24 million for renovations at the Hilton New York and Hilton Hawaiian Village. Renovation projects are expected to continue at these properties and the Waldorf=Astoria during 2007. We continue to place a priority on making appropriate capital expenditures to maintain and upgrade our owned assets.

Managing and Franchising

Total property additions in the three months ended March 31, 2007 included 39 franchise properties and five managed properties owned by third parties. These additions included eight properties which, due in part to the market share leadership of our brands, were converted to our family of brands in the quarter. The eight conversions included three Hiltons, two Doubletrees, two Hilton Garden Inns and one Hampton.

During the first quarter, the company added new domestic Hilton hotels in Providence, Ft. Lauderdale, Branson and Oklahoma City. The company added new international Hilton hotels in Sicily, Italy; Hefei, China; Warsaw, Poland; and the U.A.E. The company added new Doubletree hotels in

Chicago and Augusta. The company opened its 1,400th Hampton Inn, representing its 140,000th room, in Chicago. Also during the quarter, the company entered into management agreements for a Conrad in Abu Dhabi, Hiltons in Costa Rica and Jordan, and a Doubletree in Costa Rica. Early in the second quarter 2007, the company announced the ground breaking of the 498-room Waldorf=Astoria at Bonnet Creek and the 1,000-room Hilton Bonnet Creek, part of a resort development adjacent to the Walt Disney World® Resort in Florida. The company expects to break ground on the 1,400-room Hilton Orlando at the Orange County Convention Center in the second quarter of 2007. We will manage all three hotels upon completion, which is scheduled for late 2009.

Timeshare

We are currently developing new timeshare projects in Las Vegas, Nevada; Orlando, Florida; New York, New York; Honolulu and Waikoloa, Hawaii. At our Tuscany Village property in Orlando, the first six phases totaling 376 units are open, including 70 units opened in the 2007 first quarter. Construction has begun on the final 64 units, which are scheduled to open in spring 2008. Our property on the Las Vegas Strip, which when completed will consist of 1,582 units in four towers, is approximately 45% complete.

In 2007, we began construction of our new timeshare project at Ruby Lake in Orlando. Phase I of the Ruby Lake project is expected to contain 141 units and is scheduled for completion in 2009. Construction continues at our Waikikian Tower project in Honolulu at the Hilton Hawaiian Village. Upon completion scheduled for late 2008, the Waikikian Tower is expected to contain 331 units. We also continue to develop our Kings Land project in Waikoloa. Phase I of our Kings Land development is expected to contain 198 units and is scheduled for completion in late 2008. We plan to start construction of our new timeshare development in New York City on West 57th Street in summer 2007. Upon completion in early 2009, the 57th Street Tower is expected to contain 161 units.

As we are currently constructing several new timeshare projects, our timeshare business is expected to be negatively impacted, from a reporting standpoint, by percentage-of-completion accounting associated with new projects in 2007. Percentage-of-completion accounting requires the deferral of revenue and expenses associated with new projects under construction. We expect the impact of percentage-of-completion accounting on our 2007 results to reverse in 2008.

Capital expenditures associated with our timeshare projects during the three months ended March 31, 2007 totaled $77 million. Timeshare capital expenditures are expected to total approximately $380 million in 2007 as we continue to invest in the development of new product in Las Vegas, Orlando, New York and Hawaii. The capital expenditures associated with our non-lease timeshare products are reflected as inventory until the timeshare intervals are sold. We also provide financing to the buyers of our timeshare intervals. During the three months ended March 31, 2007, we issued approximately $91 million of loans related to timeshare financings. Principal collections on timeshare notes during the same period were approximately $65 million.

Liquidity and Capital Resources

Overview

Net cash used in operating activities was $60 million and $47 million for the three months ended March 31, 2006 and 2007, respectively. The decrease relates primarily to changes in working capital components. Net cash used in investing activities was $5.467 billion and $44 million for the three months ended March 31, 2006 and 2007, respectively. The decrease primarily represents the acquisition of the lodging assets of Hilton Group plc, including its operating subsidiary, Hilton International Co. (“Hilton International” or “HI”) in an all cash transaction (the “HI Acquisition”) in the three months ended March 31, 2006, combined with lower proceeds from asset sales in the 2007 first quarter compared to the 2006 period. Net cash provided by financing activities was $4.494 billion and $102 million for the three months ended March 31, 2006 and 2007, respectively. The decrease in cash provided by financing activities between periods is primarily due borrowings under our senior credit facilities to partially fund the HI Acquisition in the prior year.

Cash and equivalents increased $21 million from December 31, 2006 to $128 million at March 31, 2007. Restricted cash totaled $325 million at March 31, 2007, an increase of $32 million from December 31, 2006. The increase in restricted cash balances is primarily due to an increase in refundable deposits on the sale of timeshare intervals combined with an increase in cash reserves related to our collateralized borrowings. Restricted cash includes cash related to certain consolidated hotels, the use of which is restricted for hotel purposes (including under the terms of collateralized borrowings); refundable deposits on the sale of timeshare intervals; and cash balances held by consolidated non-controlled entities. We believe that our operating cash flow, available borrowings under our revolving credit facilities and our ability to obtain additional financing through various financial markets are sufficient to meet our liquidity needs (see “Liquidity and Capital Resources—Financing”). However, any projections of future financial needs and sources of working capital are subject to uncertainty. See “Results of Operations” and “Other Matters—Forward-Looking Statements” for further discussion of conditions that could adversely affect our estimates of future financial needs and sources of working capital.

Financing

In February 2006, we established senior credit facilities in an initial aggregate principal U.S. dollar equivalent of approximately $5.75 billion with the option to increase the size of the facilities by an additional $500 million. These facilities are secured by a pledge of the capital stock of certain of our wholly owned subsidiaries. Our senior credit facilities consist of the following:

•       U.S. Dollar Denominated Revolver—5 year, $3.25 billion available in U.S. dollars, British Pounds, Euros and Swedish Kronor or other currencies acceptable to the administrative agent. Interest is at a variable rate depending upon our leverage ratio and senior debt ratings, with borrowings at applicable London Interbank Offered Rate (“LIBOR”) plus 87.5 basis points (which includes a 22.5 basis point annual facility fee) at March 31, 2007. The capacity under our revolver was also used to support certain outstanding letters of credit. Total revolving debt capacity of approximately $1.31 billion was available to us at March 31, 2007.

•       Foreign Currency Denominated Term Loan A—5 year, approximate equivalent of $2.33 billion at March 31, 2007, denominated in £675 million, €675 million and Australian $140 million. Interest is at a variable rate depending upon our leverage ratio and senior debt ratings, with borrowings at applicable LIBOR plus 87.5 basis points at March 31, 2007.

•       U.S. Dollar Denominated Term Loan B—7 year, $500 million term loan available only in U.S. dollars. Interest is at LIBOR plus 137.5 basis points.

At March 31, 2007, we have an aggregate principal U.S. dollar equivalent of approximately $3.333 billion outstanding under these facilities.

Under the terms of our senior credit facilities, proceeds, if any, from the sale of certain owned properties acquired as part of the HI Acquisition in 2006 are required to be used for the repayment of our senior credit facilities. In addition, we expect that excess cash flow, if any, will be used to repay outstanding debt balances.

In the first quarter of 2007, Standard & Poor’s Ratings Group upgraded our senior debt rating from BB to BB+ and Moody’s Investor Services upgraded our senior debt rating from Ba2 to Ba1. These upgrades, combined with our leverage ratio, are reflected in the interest rates and facility fee of our senior credit facilities above.

In October 1997, we filed a shelf registration statement with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. At March 31, 2007, available financing under the shelf totaled $825 million. The terms of any additional securities offered under the shelf will be determined by market conditions at the time of issuance.

Provisions under various loan agreements require us to comply with certain covenants which include limiting the amount of our outstanding indebtedness. Our revolving credit facilities contain two significant financial covenants: a leverage ratio and a debt service ratio. We were in compliance with our financial covenants as of March 31, 2007.

Our debt balance includes approximately $575 million of 3.375% Convertible Senior Notes due in 2023. The notes are convertible into approximately 25.6 million shares of our common stock at a conversion price of $22.50 per share of common stock, upon our stock trading at 120% of the conversion price for 20 consecutive days during the last 30 day period of a financial quarter. As of December 31, 2006, the conversion trigger was met and the notes became convertible at the option of the bond holders. As of March 31, 2007, a total of 8,079 shares have been issued from conversions of debt.

Provisions of the financing agreement related to our 7.95% collateralized borrowings due 2010 require that certain cash reserves be maintained and also restrict the transfer of excess cash generated by the related properties to Hilton if net cash flow falls below a specified level (the cash trap). The cash trap became effective in 2003 due to reduced cash flow from the collateralized properties, primarily the Hilton San Francisco. As of March 31, 2007, cash restricted under the terms of the collateralized borrowings, including required reserves and the cash trap, totaled $219 million. The impact of the cash trap, which is expected to remain in effect throughout 2007, is not expected to have a material impact on our liquidity.

As of March 31, 2007, approximately 54% of our long-term debt, including the impact of interest rate swaps and excluding non-recourse debt and capital lease obligations of non-controlled entities, was floating rate debt. Our total debt, excluding non-recourse debt and capital lease obligations of non-controlled entities, has a weighted average life of approximately 5.9 years and a weighted average interest rate of approximately 6.6%.

The following table summarizes our significant contractual obligations as of March 31, 2007, including long-term debt and operating lease commitments:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in millions)
Total debt	$7,562	507	1,447	3,927	1,681
Operating leases	3,911	268	491	471	2,681
Less: Non-recourse debt and capital lease obligations of non-controlled entities	(501)	(111)	(26)	(31)	(333)
Total contractual obligations	$10,972	664	1,912	4,367	4,029

Total debt increased from December 31, 2006 due to borrowings under our revolving credit facilities, primarily due to the seasonality of first quarter results and the timing of capital expenditures, including timeshare development. Operating lease obligations decreased from December 31, 2006 as obligations related to the Scandic properties sold in April 2007 have been excluded from the contractual obligations table (see “Note 10: Discontinued Operations” to our consolidated financial statements under Item 1). Our total debt includes debt and capital lease obligations related to variable interest entities consolidated under FIN 46(R) that are non-recourse to us. These balances, totaling $501 million, have been deducted in arriving at the total contractual obligations as of March 31, 2007. These amounts are reflected on our consolidated balance sheets as non-recourse debt and capital lease obligations of non-controlled entities.

We have certain tax liabilities under FIN 48 totaling approximately $86 million. These amounts are excluded from the table above as we cannot reasonably estimate the period of cash settlement with respect to the various taxing authorities at March 31, 2007.

Development Financing and Other Commercial Commitments

We have issued guarantees in connection with development financing programs in order to support the growth of our brands. The following table summarizes our development financing and other commercial commitments as of March 31, 2007:

		Amount of Commitment Expiration per Period
		Less than 1	1 - 3	4 - 5	After 5
Commercial Commitments	Total	year	years	years	years
	(in millions)
Letters of credit	$110	110	—	—	—
Guarantees	39	1	18	6	14
Total commercial commitments	$149	111	18	6	14

See “Note 11: Guarantees” to the consolidated financial statements under Item 1 for further discussion of our development financing and other commercial commitments.

Acquisitions and Dispositions

In the three months ended March 31, 2007, we sold our minority interests in eight joint venture properties (see “Note 9: Acquisitions and Dispositions” to the consolidated financial statements under Item 1), and we announced the sale of our Scandic hotel chain, which closed in April 2007 (see “Note 10: Discontinued Operations” to our consolidated financial statements under Item 1). Also in April 2007, we announced our agreement to sell up to 10 hotels in continental Europe (see “Note 15: Subsequent Events” to our consolidated financial statements under Item 1).

Stockholders’ Equity

Dividends paid on common shares were $.04 per share for the three-month periods ended March 31, 2006 and 2007. No shares were repurchased in the first three months of 2006 and 2007. The timing of stock purchases is made at the discretion of management. As of March 31, 2007, approximately 44.7 million shares remain authorized for repurchase.

Results of Operations

Comparison of fiscal quarters ended March 31, 2006 and 2007

A summary of our consolidated results for the three months ended March 31, 2006 and 2007 is as follows:

	2006	2007	% Change
	(dollars in millions, expect per share amounts)
Revenue	$1,441	1,864	29%
Operating income	226	228	1
Discontinued operations, net	6	17	—
Net income	104	95	(9)
Basic EPS(1)
Continuing operations	.26	.20	(23)
Discontinued operations	.02	.04	100
Net income	.27	.24	(11)
Diluted EPS(1)
Continuing operations	.24	.19	(21)
Discontinued operations	.01	.04	—
Net income	.26	.23	(12)

(1)          Total reported EPS in the 2006 quarter differs from the sum of EPS from continuing and discontinued operations due to the required method of computing EPS.

Revenue in the 2007 first quarter benefited from rate increases and high demand in most of our major markets, which resulted in strong RevPAR gains at many of our comparable owned hotels. Revenue also benefited from the HI Acquisition, which was completed on February 23, 2006. Management and franchise fee revenue benefited from the HI Acquisition, RevPAR growth and the addition of new units. Results in the 2007 first quarter were also affected by a decline in reported results from our timeshare business due to percentage-of-completion accounting associated with new projects. Net income in the 2007 first quarter was impacted by increases in depreciation, amortization and interest expense as a result of the HI Acquisition, as well as a foreign currency loss in the 2007 quarter compared to a foreign currency gain in the 2006 period. Net income in the 2007 first quarter benefited from higher net other gains, and was negatively impacted by a higher effective tax rate compared to the 2006 first quarter.

Revenue from owned hotels totaled $571 million in the 2007 first quarter, a 13 percent increase from $507 million in the 2006 first quarter, and total owned hotel expenses in the first quarter of 2007 were up 13 percent to $429 million. Strong results at our comparable owned hotels and the impact of the HI Acquisition were partially offset by the impact of asset sales. Owned hotel results in the 2007 first quarter benefited from a full quarter of results of the properties acquired in the HI Acquisition, while the 2006 first quarter includes the HI results from the February 23, 2006 acquisition date (excluding discontinued operations). Total revenue from comparable owned hotels (excluding the impact of asset sales, an owned property in New Orleans that was impacted by Hurricane Katrina and the results of the acquired HI owned hotels) was up 6 percent to $402 million from $379 million in the 2006 quarter, while comparable owned hotel expenses increased 6 percent to $304 million in the 2007 first quarter from $286 million in the 2006 period.

Comparable owned hotels reporting particularly strong results in the quarter included those in New York, Chicago and Washington D.C., all of which reported strong RevPAR increases. Business transient, group and leisure travelers all showed strong average daily rate (“ADR”) gains. Comparable results at the Hilton New York were negatively impacted by renovation activity, though the property still showed double-digit RevPAR and ADR gains. Renovations are expected to continue at the Hilton New York, the Waldorf=Astoria and the Hilton Hawaiian Village in 2007. Additionally, the Hilton San Francisco and Hilton Waikoloa Village were challenged by soft group markets. RevPAR for comparable owned properties increased 6.0 percent to $147.39 in the 2007 first quarter, with occupancy down 0.5 points to 74.4 percent and ADR up 6.8 percent to $198.19.

Margins at our comparable owned hotels (revenue less expenses as a percentage of revenue for comparable owned hotels) declined 10 basis points in the quarter to 24.4 percent. Higher insurance costs and the aforementioned renovation activity impacted margins by approximately 100 basis points. Cost per occupied room increased 7.3 percent in the 2007 first quarter.

Leased hotel revenue totaled $455 million in the 2007 first quarter compared to $189 million in the 2006 first quarter, while leased hotel expenses were $413 million in the current quarter versus $169 million in the prior year. Leased hotel results in the 2007 first quarter benefited from a full quarter of results of the properties acquired in the HI Acquisition, while the 2006 first quarter includes the HI results from the February 23, 2006 acquisition date (excluding discontinued operations). Due to the relatively large size of the lease payments required in a hotel operating lease, leased properties operate at margins significantly lower than our owned hotels. Leased hotel revenue and expenses are included with our owned hotels in our Hotel Ownership segment results.

Management and franchise fee revenue totaled $176 million in the 2007 first quarter, a 16 percent increase from the 2006 period. Fee revenue is based primarily on rooms revenue at franchised properties and total operating revenue (and to a lesser extent gross operating profits or cash flow) at managed properties. The strong demand among business, groups and leisure travelers that benefited our owned hotels also resulted in RevPAR gains for each of our brands on a system-wide basis (including managed and franchised properties). Management and franchise fees growth was negatively impacted by a $15 million contract termination fee in the 2006 period. The impact of this termination fee was substantially offset by incremental fees as a result of the HI Acquisition. Management and franchise fee growth also reflects the addition of new units to our system of hotels due to strong development activity.

Revenue from timeshare operations (included in timeshare and other income) totaled $146 million in the 2007 first quarter, compared to $183 million in the 2006 first quarter, a decrease of 20 percent. Timeshare expenses for the 2007 first quarter (included in other operating expenses) were $114 million, compared to $134 million in the 2006 first quarter. The decline in revenue and expenses is due to percentage-of-completion accounting, which requires the deferral of revenue and expenses associated with new projects under construction. Overall timeshare unit sales in the quarter declined 8 percent compared with the 2006 first quarter, while the average unit sales price increased 42 percent. Timeshare revenue and profitability in the quarter benefited from higher resort fees and higher financing income compared to the 2006 period.

Discontinued operations represents the operating activities of the Scandic assets that were sold in April 2007 (see “Note 10: Discontinued Operations” to the consolidated financial statements under Item 1). Income from discontinued operations, net of tax, increased $11 million to $17 million for the three months ended March 31, 2007. The increase is primarily due to a full quarter of operating results in the 2007 period from the Scandic properties, which were acquired in the HI Acquisition, combined with strong operating results in the 2007 first quarter.

Depreciation and amortization expense increased $28 million in the first quarter of 2007 to $113 million. This net increase reflects a full quarter of additional depreciation and amortization associated with the tangible and intangible assets acquired in the HI Acquisition and capital spending, partially offset by a reduction in depreciation expense associated with asset sales.

Operating income from unconsolidated affiliates increased $4 million to $14 million for the three months ended March 31, 2007, primarily the result of the HI Acquisition.

Corporate Activity

Corporate expense totaled $46 million in the first quarter of 2007, an increase of $2 million from the 2006 quarter. The increase is primarily the result of incremental corporate costs related to the HI Acquisition and higher compensation costs, including stock compensation, partially offset by $12 million of non-recurring charges related to the HI Acquisition in the first quarter of 2006. Corporate expense is not allocated among our reportable business segments.

Interest and dividend income decreased $6 million compared to the 2006 first quarter. This decrease reflects higher cash balances in the first quarter of 2006 prior to the HI Acquisition. Interest expense, net of amounts capitalized, increased $20 million compared to the 2006 first quarter, due primarily to borrowings under our senior credit facilities in order to partially fund the HI Acquisition.

Net interest from unconsolidated affiliates and non-controlled interests increased $3 million to $12 million for the three months ended March 31, 2007. Net interest from unconsolidated affiliates and non-controlled entities includes interest expense related to our unconsolidated joint venture interests accounted for under the equity method of accounting totaling $5 million and $4 million, and interest expense of non-controlled entities totaling $4 million and $8 million for the quarters ended March 31, 2006 and 2007, respectively. Net earnings from unconsolidated affiliates (operating income less interest expense) totaled $5 million and $10 million in the three months ended March 31, 2006 and 2007, respectively. The increase in net earnings from unconsolidated affiliates is primarily the result of the HI Acquisition combined with an overall reduction in interest expense of unconsolidated joint ventures due to the sale of certain joint venture interests during the last twelve months. The increase in interest expense of non-controlled entities reflects the consolidation of certain non-controlled entities under FIN 46(R) in connection with the HI Acquisition.

The net loss on foreign currency transactions totaled $8 million in the three months ended March 31, 2007, compared to a net gain of $18 million in the 2006 period. The loss in the 2007 first quarter relates primarily to the effect of exchange rate movements on certain debt balances denominated in British Pounds. The 2006 first quarter gain was primarily the result of movement in the value of the British Pound prior to our completion of the HI Acquisition, which was funded in British Pounds. The balances in both periods also include the impact of foreign currency movement on intercompany loans that are deemed to be short-term in nature.

The $30 million net other gain in the 2007 first quarter includes gains on asset sales of $20 million (see “Note 9: Acquisitions and Dispositions” to the consolidated financial statements under Item 1) and $10 million of other net gains, primarily related to foreign currency forward contracts and insurance proceeds. The $4 million net other gain in the 2006 first quarter includes losses on asset sales of $27 million, a $25 million gain from settlement recoveries related to mold found in certain areas of the Hilton Hawaiian Village in 2002 and $6 million of other gains.

The loss from non-operating affiliates totaling $4 million in both the 2006 and 2007 first quarters represents equity losses associated with our 24 percent minority interest in a coal-based synthetic fuel facility. The synthetic fuel produced at this facility qualifies for tax credits (based on Section 45K of the Internal Revenue Code) which reduce our provision for income taxes.

The effective income tax rate for the first quarter of 2007 increased to 35% from 33% in the first quarter of 2006. The effective rate in the first quarter of 2007 reflects the utilization of Section 45K synthetic fuel production credits of approximately $2 million. The effective rate in the first quarter of 2006 reflects the utilization of Section 45K synthetic fuel production credits of approximately $2 million and a

$9 million benefit due to the closure of certain IRS audits for the years 2002 and 2003 and the required tax treatment of certain foreign currency gains. Excluding the aforementioned items, our effective rate was 37% in the 2007 first quarter and 41% in the 2006 period, primarily due to foreign income subject to lower effective tax rates and higher utilization of foreign tax credits against our U.S. income tax liability in the 2007 period. Our effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

Hotel Statistics

RevPAR for U.S. owned hotels and system-wide for the three months ended March 31, 2006 and 2007 is as follows:

	North America (U.S.) Owned(1)
	Three Months Ended March 31,
	2006	2007	% Change
Hilton	$145.32	152.94	5.2%
All other	96.01	109.21	13.7
Total	139.06	147.39	6.0

(1)          Statistics are for comparable U.S. hotels, and include only hotels in the system as of March 31, 2007, and owned by us since January 1, 2006. Excludes an owned hotel in New Orleans due to the interruption in operations as a result of Hurricane Katrina.

	System-wide(2)
	Three Months Ended March 31,
	2006	2007	% Change
Hilton	$99.54	109.79	10.3%
Hilton Garden Inn	75.17	81.09	7.9
Doubletree	80.17	87.24	8.8
Embassy Suites	101.90	108.31	6.3
Homewood Suites by Hilton	79.17	85.53	8.0
Hampton	64.64	69.68	7.8
Conrad	115.51	130.70	13.2
Other	87.40	96.19	10.1
Total	84.73	92.29	8.9

(2)          Statistics are presented pro forma as if the HI Acquisition had occurred January 1, 2006. Includes hotels in our system as of March 31, 2007 which were in our hotel system or the hotel system of HI since January 1, 2006. Comparable hotels exclude hotels classified as discontinued operations in connection with the Scandic sale, data for HI franchise hotels and an owned hotel in New Orleans due to the interruption in operations as a result of Hurricane Katrina.

Other Matters

New Accounting Standards

See “Note 7: New Accounting Standards” to the consolidated financial statements under Item 1 for a discussion of new accounting standards.

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, those set forth in this Item 2 under the captions “The Company,” “Development and Capital Spending,” “Liquidity and Capital Resources,” “Results of Operations” and “Other Matters,” and statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “projects,” “will,” “should,” “continues” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to risks and uncertainties, including those identified above under “The Company” as well as those in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 under Item 1 “Business” and “Additional Information,” Item 1A “Risk Factors”, Item 2 “Properties,” Item 3 “Legal Proceedings” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Any of these risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although we believe the expectations reflected in these forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained and caution you not to place undue reliance on such statements. We undertake no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances. For a description of material risk factors relating to our business and operations, see Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Except as noted below, there have been no significant changes in our financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

At March 31, 2007, we had short-term foreign currency forward agreements related to €800 million of the Scandic sales price (see “Note 10: Discontinued Operations” to our consolidated financial statements under Item 1). These agreements included a foreign currency forward covering approximately £210 million, which functions as an economic hedge of our British Pound denominated debt that was repaid with a portion of the sale proceeds upon completion of the sale. This contract does not qualify as a cash flow hedge.

Our other short-term foreign currency forward agreements related to the Scandic proceeds qualify for hedge accounting as cash flow hedges. The gains and losses on these forward agreements have been included in accumulated other comprehensive income as part of the cumulative translation adjustment to the extent that the instruments are effective as hedges.

We enter into short-term foreign currency forward and swap agreements in the normal course of business in relation to certain of our cash flows from foreign operations. The gains or losses on these instruments are largely offset by gains or losses on the related assets or liabilities. At March 31, 2007, the notional amount of our foreign currency instruments was approximately $42 million. We do not enter into derivative financial instruments for trading or speculative purposes.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

In February 2006, we completed the HI Acquisition. We have integrated the acquired operations and are conducting control reviews pursuant to the Sarbanes-Oxley Act of 2002. Excluding the HI Acquisition, there have been no significant changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HILTON HOTELS CORPORATION (Registrant)
Date: May 9, 2007	/s/ ROBERT M. LA FORGIA
Robert M. La Forgia
Executive Vice President and Chief Financial Officer (Chief Accounting Officer)