Form 10-Q
period 2007-06-30
HILTON HOTELS CORP
filed 2007-08-07
CIK 47580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2007—Common Stock, $2.50 par value—390,396,303 shares.

PART I—FINANCIAL INFORMATION

Company or group of companies for which report is filed:

HILTON HOTELS CORPORATION AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS

Consolidated Statements of Income
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(unaudited)		(unaudited)
Revenue
Owned hotels	$678	636	1,185	1,207
Leased hotels	476	530	665	985
Management and franchise fees	174	201	326	377
Timeshare and other income	217	181	428	345
	1,545	1,548	2,604	2,914
Other revenue from managed and franchised properties	460	537	842	1,035
	2,005	2,085	3,446	3,949
Expenses
Owned hotels	475	435	855	864
Leased hotels	415	459	584	872
Depreciation and amortization	113	106	198	219
Impairment loss and related costs	—	4	—	4
Other operating expenses	173	168	344	325
Corporate expense	43	51	87	97
	1,219	1,223	2,068	2,381
Other expenses from managed and franchised properties	457	534	833	1,026
	1,676	1,757	2,901	3,407
Operating income from unconsolidated affiliates	18	17	28	31
Operating Income	347	345	573	573
Interest and dividend income	4	8	15	13
Interest expense	(139)	(102)	(235)	(218)
Net interest from unconsolidated affiliates and non-controlled interests	(13)	(13)	(22)	(25)
Net gain (loss) on foreign currency transactions	8	(6)	26	(14)
Net other gain (loss)	19	(24)	23	6
Loss from non-operating affiliates	(4)	(4)	(8)	(8)
Income Before Taxes and Minority and Non-Controlled Interests	222	204	372	327
Provision for income taxes	(90)	(71)	(140)	(114)
Minority and non-controlled interests, net	—	(2)	(2)	(4)
Income From Continuing Operations	132	131	230	209
Discontinued operations, net of tax	12	34	18	51
Net Income	$144	165	248	260
Basic Earnings Per Share(1)
Continuing operations	$.34	.34	.60	.54
Discontinued operations	.03	.09	.05	.13
	$.37	.42	.65	.67
Diluted Earnings Per Share(1)
Continuing operations	$.32	.32	.56	.51
Discontinued operations	.03	.08	.04	.12
	$.35	.40	.61	.63

(1)             Total reported EPS in certain periods differs from the sum of EPS from continuing and discontinued operations due to the required method of computing EPS.

See notes to consolidated financial statements.

Hilton Hotels Corporation and Subsidiaries
Consolidated Balance Sheets
(in millions)

	December 31,	June 30,
	2006	2007
		(unaudited)
ASSETS
Current Assets
Cash and equivalents	$107	170
Restricted cash	293	376
Accounts receivable, net	618	724
Inventories	425	509
Deferred income taxes	95	95
Current portion of notes receivable, net	55	62
Other current assets	207	225
Discontinued operations	1,426	—
Total current assets	3,226	2,161
Investments, Property and Other Assets
Investments and notes receivable, net	759	834
Property and equipment, net	4,818	4,736
Management and franchise contracts, net	1,174	1,125
Leases, net	310	306
Brands	2,486	2,517
Goodwill	2,948	3,037
Deferred income taxes	76	80
Other assets	684	767
Total investments, property and other assets	13,255	13,402
Total Assets	$16,481	15,563
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,705	1,804
Current maturities of long-term debt	412	994
Current maturities of non-recourse debt and capital lease obligations of non-controlled entities	110	114
Income taxes payable	40	—
Liabilities associated with discontinued operations	331	—
Total current liabilities	2,598	2,912
Long-term debt	6,556	4,684
Non-recourse debt and capital lease obligations of non-controlled entities	390	385
Deferred income taxes and other liabilities	3,210	3,464
Stockholders’ equity	3,727	4,118
Total Liabilities and Stockholders’ Equity	$16,481	15,563

See notes to consolidated financial statements.

Hilton Hotels Corporation and Subsidiaries
Consolidated Statements of Cash Flow
(in millions)

	Six Months Ended
	June 30,
	2006	2007
	(unaudited)
Operating Activities
Net income	$248	260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203	224
Amortization of loan costs	8	9
Net gain on asset dispositions	(23)	(53)
Loss from non-operating affiliates	8	8
Impairment loss and related costs	—	4
Change in working capital components:
Inventories	(154)	(68)
Accounts receivable	(80)	(114)
Other current assets	(28)	(22)
Accounts payable and accrued expenses	(166)	87
Income taxes payable	(9)	(43)
Restricted cash	(33)	(83)
Change in deferred income taxes	49	(17)
Change in other liabilities	64	34
Unconsolidated affiliates’ distributions in excess of earnings	1	16
Change in timeshare notes receivable	(51)	(54)
Excess tax benefits from share-based payment arrangements	(8)	(16)
Other	13	(39)
Net cash provided by operating activities	42	133
Investing Activities
Capital expenditures	(230)	(207)
Additional investments	(128)	(59)
Proceeds from asset dispositions	138	1,505
Payments received on notes and other	113	7
Acquisitions, net of cash acquired	(5,460)	—
Net cash (used in) provided by investing activities	(5,567)	1,246
Financing Activities
Change in revolving loans, net of issuance costs	1,935	(246)
Long-term borrowings, net of issuance costs	2,582	—
Reduction of long-term debt	(75)	(1,091)
Issuance of common stock	42	20
Cash dividends	(31)	(31)
Excess tax benefits from share-based payment arrangements	8	16
Net cash provided by (used in) financing activities	4,461	(1,332)
Exchange rate effect on Cash and Equivalents	13	16
(Decrease) Increase in Cash and Equivalents	(1,051)	63
Cash and Equivalents at Beginning of Year	1,154	107
Cash and Equivalents at End of Period	$103	170

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

On July 3, 2007, we entered into a merger agreement (the “Merger Agreement”) with BH Hotels LLC and BH Hotels Acquisition, Inc., entities controlled by investment funds affiliated with The Blackstone Group L.P. (“Blackstone”) in an all cash transaction valued at approximately $26 billion, including the assumption of debt (the “Blackstone Transaction”). Under the terms of the Merger Agreement, all of our outstanding common stock, with certain limited exceptions, will be cancelled and converted into the right to receive $47.50 per share. The transaction is expected to be completed in the fourth quarter of 2007 and is subject to customary closing conditions, including receipt of stockholder and regulatory approvals.

If the Merger Agreement is adopted by our stockholders and all other closing conditions are met, we will be the surviving corporation of the merger and a wholly owned subsidiary of BH Hotels LLC. Upon completion of the Blackstone Transaction, our stock will be delisted from the New York Stock Exchange and we will no longer be a publicly held corporation. The Merger Agreement contains customary restrictions on our operations prior to the consummation of the transaction, including restrictions related to the incurrence of debt, acquiring and disposing of assets, entering into material contracts and capital expenditures.

We and BH Hotels LLC filed ratification and report forms under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with the Federal Trade Commission and the Antitrust Division of the Department of Justice, and the applicable waiting period commenced on July 20, 2007. We and BH Hotels LLC received notice of “early termination” of the waiting period on July 31, 2007.

In March 2007, we announced the exchange of contracts to sell our Scandic hotel brand and certain of our owned and leased hotels (“Scandic”). The sale was completed in April 2007. Scandic is presented as discontinued operations in our consolidated financial statements (see “Note 11: Discontinued Operations”). On February 23, 2006, we acquired the lodging assets of Hilton Group plc (“Hilton International” or “HI”) in an all cash transaction (“the HI Acquisition”). Our consolidated financial statements for the six months ended June 30, 2006 include the results of HI from the date of acquisition. See “Note 3: Purchase of Hilton International” to our Annual Report on Form 10-K for the year ended December 31, 2006.

Our consolidated financial statements for the three and six months ended June 30, 2006 and 2007 are unaudited; however, in the opinion of management, all adjustments (which include normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

Our consolidated financial statements reflect certain reclassifications to prior period balances to conform with classifications adopted in 2007. These reclassifications have no effect on net income.

Note 2:   Earnings Per Share (EPS)

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding totaled 385 million and 384 million for the three and six months ended June 30, 2006 and 390 million and 389 million for the three and six months ended June 30, 2007, respectively. Diluted

EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of stock-based compensation and convertible securities increased the weighted average number of common shares by 34 million for both the three and six months ended June 30, 2006, and 34 million and 35 million for the three and six months ended June 30, 2007, respectively. In addition, the increase to net income resulting from interest on convertible securities assumed to have not been paid for the purpose of calculating diluted EPS was approximately $3 million for the three month periods ended June 30, 2006 and 2007, and approximately $6 million for the six month periods ended June 30, 2006 and 2007. The sum of basic EPS for the first two quarters of 2006 and 2007 differs from the year to date EPS due to the required method of computing EPS in the respective periods.

Note 3:   Stock-Based Compensation

We maintain the 2004 Omnibus Equity Compensation Plan which provides for the grant of options, stock units, performance units and other stock based awards. In addition, we maintain three stock plans with substantially identical terms that provide for the grant of options. Pre-tax stock compensation expense included in net income was $9 million and $19 million for the three and six months ended June 30, 2006, and $16 million and $31 million for the three and six months ended June 30, 2007, respectively.

Stock Options

We granted 2,530,165 stock options in the six months ended June 30, 2006 and 1,768,763 stock options in the six months ended June 30, 2007 with weighted average exercise prices of $25.35 and $35.23 per share, respectively, and estimated weighted average grant date fair values of approximately $13.44 and $14.01 per share, respectively.

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

During the six months ended June 30, 2006 and 2007, a total of 3,242,280 and 1,403,336 stock options were exercised, with a total intrinsic value of $42 million and $31 million, respectively.

Restricted Stock Units

During the six months ended June 30, 2006 and 2007, we awarded restricted stock in the form of time-based units (“TBU”) and performance-based units (“PBU”). In the six months ended June 30, 2006, we granted 3,098,296 TBUs and 1,620,328 PBUs with weighted average grant date fair values of $23.84 and $24.84 per share, respectively. In the six months ended June 30, 2007, we granted 1,725,403 TBUs and 456,170 PBUs, both with weighted average grant date fair values of $35.23 per share.

During the six months ended June 30, 2006 and 2007, total restricted stock vested was 639,402 units and 1,874,948 units, with fair values of $15 million and $65 million, respectively.

Note 4:   Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2006 and 2007 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(in millions)		(in millions)
Net income	$144	165	248	260
Change in unrealized gains and losses, net of tax	1	—	3	(2)
Cash flow hedge adjustment, net of tax	(1)	7	—	—
Cumulative translation adjustment, net of tax	161	31	197	80
Comprehensive income	$305	203	448	338

Note 5:   Synthetic Fuel Investment

We have a 24 percent minority interest investment in a coal-based synthetic fuel facility which is accounted for using the equity method as we lack a controlling financial interest. The facility produced operating losses, our proportionate share of which totaled approximately $4 million and $8 million for the three and six months ended June 30, 2006 and 2007, respectively. These losses are reflected as loss from non-operating affiliates in our accompanying consolidated statements of income.

The synthetic fuel produced at this facility qualifies for tax credits (based on Section 45K of the Internal Revenue Code) which reduce our provision for income taxes. The tax credits, combined with the tax benefit associated with the operating losses, totaled approximately $4 million and $8 million for the three and six months ended June 30, 2006 and 2007, respectively. As a result, there is no net effect on our net income from the investment for the three and six months ended June 30, 2006 and 2007.

Note 6:   Derivative Instruments and Hedging Activities

As of June 30, 2007, we have an outstanding swap agreement which qualifies for hedge accounting as a cash flow hedge of a foreign currency denominated liability. The gain or loss on the change in the fair value of the derivative is included in earnings to the extent it offsets the earnings impact of changes in the fair value of the hedged obligation. Any difference is deferred in accumulated other comprehensive income, a component of stockholders’ equity.

During the first six months of 2007, we had short-term foreign currency forward agreements related to €800 million of the Scandic sales proceeds (see “Note 11: Discontinued Operations”). These agreements included a foreign currency forward covering approximately £210 million, which functioned as an economic hedge of our British Pound denominated debt that was repaid with a portion of the sale proceeds upon completion of the sale. The contract did not qualify as a cash flow hedge. As a result, net gains on the contract of approximately $3 million and $10 million for the three and six months ended June 30 2007, respectively, are reflected in net other gain (loss) in our consolidated statements of income. Net losses of approximately $3 million and $10 million for the three and six months ended June 30, 2007, respectively, related to the British Pound denominated debt are reflected in net gain (loss) on foreign currency transactions in our consolidated statements of income.

Our other short-term foreign currency forward agreements related to the Scandic proceeds qualified for hedge accounting as cash flow hedges. In the second quarter of 2007, we recognized approximately $27 million of cumulative translation adjustment losses in connection with the Scandic sale. These losses, which had been included in accumulated other comprehensive income, are reflected in net other gain (loss) in our consolidated statements of income.

We have three tranches of long-term debt denominated in foreign currencies which qualify as hedges of the foreign currency exposure of our net investment in foreign operations acquired as part of the HI Acquisition. The gains or losses on the long-term debt are included in accumulated other comprehensive income as part of the cumulative translation adjustment to the extent that the instruments are effective as hedges. The net loss included in accumulated other comprehensive income related to our net investment hedges totaled approximately $125 million and $280 million at June 30, 2006 and 2007, respectively. The gains and losses recorded in accumulated other comprehensive income are relieved when we substantially exit foreign operations in a market covered by our hedging instruments.

We assess on a quarterly basis the effectiveness of our hedges in offsetting the variability in the cash flow or fair values of the hedged items. There were no amounts recognized or reclassified into earnings for the three and six months ended June 30, 2006 and 2007 due to hedge ineffectiveness or due to excluding from the assessment of effectiveness any component of the hedges.

We enter into short-term foreign currency forward and swap agreements in the normal course of business in relation to certain of our cash flows from foreign operations. The gains or losses on the instruments are largely offset by gains or losses on the related assets or liabilities. At June 30, 2007, the notional amount of our foreign currency instruments was approximately $88 million. We do not enter into derivative financial instruments for trading or speculative purposes.

Note 7:   Long-Term Debt

Long-term debt at December 31, 2006 and June 30, 2007 is as follows:

	December 31,	June 30,
	2006	2007
	(in millions)
Industrial development revenue bonds at adjustable rates, due 2015	$82	82
Senior notes, with an average rate of 7.7%, due 2008 to 2031	2,045	1,673
Mortgage notes, 5.8% to 8.6%, due 2008 to 2016	289	289
7.95% Collateralized borrowings, due 2010	454	449
Chilean inflation-indexed note, effective rate of 7.65%, due 2009(1)	145	149
3.375% Contingently convertible senior notes due 2023(2)	575	575
Capital lease obligations, 6.34% to 8.75%, due 2007 to 2097	142	142
Term loan A, at adjustable rates, due 2011	1,302	924
Term loan B, at adjustable rates, due 2013	283	—
Revolving loans, at adjustable rates, due 2011	1,634	1,395
Other	17	—
	6,968	5,678
Less current maturities of long-term debt	(412)	(994)
Net long-term debt	$6,556	4,684

(1)          Interest rates include the impact of interest rate swaps.

(2)          Contingently convertible senior notes callable on April 15, 2008 are included in current maturities of long-term debt.

In addition to our long-term debt, our consolidated balance sheets include debt and capital lease obligations related to variable interest entities consolidated under FIN 46(R) that are non-recourse to us. Non-recourse debt and capital lease obligations of non-controlled entities at December 31, 2006 and June 30, 2007 are as follows:

	December 31,	June 30,
	2006	2007
	(in millions)
Mortgage note, 5.97%, due 2007	$100	100
Capital lease obligations, 6.34%, due 2007 to 2025	370	354
Other	30	45
	500	499
Less current maturities of non-recourse debt and capital lease obligations of non-controlled entities	(110)	(114)
Net non-recourse debt and capital lease obligations of non-controlled entities	$390	385

Note 8:   New Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard (“FAS”) 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 on January 1, 2007 (see “Note 14: Income Taxes”).

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(in millions)		(in millions)
Revenue
Hotel Ownership	$1,198	1,188	1,922	2,232
Managing and Franchising	634	738	1,168	1,412
Timeshare	173	159	356	305
	$2,005	2,085	3,446	3,949
Operating income
Hotel Ownership	$225	231	336	360
Managing and Franchising	150	180	291	338
Timeshare	46	36	93	65
Corporate and other unallocated expenses	(74)	(102)	(147)	(190)
Total operating income	347	345	573	573
Interest and dividend income	4	8	15	13
Interest expense	(139)	(102)	(235)	(218)
Net interest from unconsolidated affiliates and non-controlled interests	(13)	(13)	(22)	(25)
Net gain (loss) on foreign currency transactions	8	(6)	26	(14)
Net other gain (loss)	19	(24)	23	6
Loss from non-operating affiliates	(4)	(4)	(8)	(8)
Income before taxes and minority and non-controlled interests	222	204	372	327
Provision for income taxes	(90)	(71)	(140)	(114)
Minority and non-controlled interests, net	—	(2)	(2)	(4)
Income from continuing operations	132	131	230	209
Discontinued operations, net	12	34	18	51
Net Income	$144	165	248	260

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

Upon designation as an asset held for sale, we review the carrying value of the property and, as appropriate, adjust the value to the lower of its carrying value or its estimated fair value less estimated cost to sell and we cease recording depreciation and amortization expense (see “Note 11: Discontinued Operations” and “Note 16: Subsequent Events”).

To the extent we realize a gain from the sale of real estate and maintain significant continuing involvement in the form of a long-term management contract, the gain is deferred and recognized in earnings over the term of the contract. Results include the recognition of pre-tax deferred gains totaling $10 million and $19 million in the three and six months ended June 30, 2006 and $10 million and $20 million in the three and six months ended June 30, 2007, respectively.

First Six Months of 2007

In the first quarter of 2007, we sold our minority interests in eight joint venture properties for cash of approximately $51 million, resulting in pre-tax gains of approximately $20 million.

In the second quarter of 2007, we sold three wholly owned hotels for total cash of approximately $328 million. We have retained long-term management agreements on all three hotels. Due to our continuing involvement in management of the hotels, pre-tax deferred gains totaling approximately $223 million on the sale of the three hotels have been deferred and will be recognized over the lives of the management contracts. The sale of properties in the second quarter resulted in a reduction in our consolidated goodwill balance of approximately $2 million. In addition, we sold our minority interest in a joint venture property for approximately $1 million, resulting in a pre-tax loss of approximately $1 million.

The $6 million net other gain in our consolidated statement of income for the six months ended June 30, 2007 also includes $17 million of net losses on foreign currency contracts related to the Scandic sale proceeds and $4 million of other net gains.

In the second quarter of 2007, we completed the sale of our Scandic hotel brand and certain of our owned and leased hotels for €833 million, equivalent to approximately $1.1 billion on the transaction date, resulting in a net pre-tax gain on sale of approximately $47 million which is included in discontinued operations on our consolidated statements of income (see “Note 11: Discontinued Operations”).

Results in the 2007 second quarter include a loss of approximately $4 million to reduce the value of our minority interest in a joint venture investment to its estimated fair value. This charge is reflected in impairment loss and related costs in our consolidated statements of income.

First Six Months of 2006

In the first quarter of 2006, we completed the HI Acquisition for approximately £3.3 billion, equivalent to approximately $5.7 billion on the transaction date, excluding acquisition costs, in an all cash transaction. In the first quarter of 2007, we increased goodwill by approximately $31 million, reflecting the final allocation of the purchase price to the assets acquired and liabilities assumed.

Also in the first quarter of 2006, we acquired long-term management contracts for four properties, three of which became part of our Waldorf=Astoria collection. In addition, we completed the sale of two wholly owned hotels for cash of approximately $177 million, resulting in a pre-tax loss of approximately $38 million and a reduction in our consolidated goodwill balance of approximately $10 million. We retained long-term management agreements on both of the properties. In addition to the sales of these wholly owned hotels, we sold our minority interest in a joint venture property for cash of approximately $27 million, resulting in a pre-tax gain of approximately $11 million.

In the second quarter of 2006, we sold a wholly owned hotel for net proceeds of approximately $17 million, resulting in a pre-tax gain of approximately $8 million. The hotel continues to operate as a Hilton branded property under the terms of a 20-year franchise agreement. In addition, we sold our interest in a joint venture property for approximately $5 million, resulting in a pre-tax loss of approximately $2 million.

The $23 million net other gain in our consolidated statement of income for the six months ended June 30, 2006 also includes $33 million of gains on settlement recoveries related to mold found in certain areas of the Hilton Hawaiian Village in 2002 and $11 million in other gains.

We have engaged Eastdil Secured, LLC to act as our broker for the sale of certain of our owned hotels. Fees earned by Eastdil related to owned hotels sold in each of the six months ended June 30, 2006 and 2007 were approximately $1 million. Benjamin V. Lambert, a director of our company, is Chairman of Eastdil.

Note 11:   Discontinued Operations

In April 2007, we completed the sale of our Scandic hotel brand and certain of our owned and leased hotels for €833 million, equivalent to approximately $1.1 billion on the transaction date. Net proceeds, after transaction costs and taxes, of approximately $1.04 billion were used to pay down borrowings under our senior credit facilities. At the time we exchanged contracts in March 2007, we designated Scandic as held for sale and stopped recording depreciation and amortization expense. Scandic is presented as discontinued operations in our consolidated financial statements.

Total Scandic assets classified as discontinued operations by segment as of December 31, 2006 are as follows:

December 31,
2006
(in millions)
Assets by segment:
Hotel Ownership	$1,380
Managing and Franchising	43
Corporate and other	3
Total assets	$1,426

The assets and liabilities of Scandic classified as discontinued operations included in our consolidated balance sheet as of December 31, 2006 were as follows:

December 31,
2006
(in millions)
Current Assets
Cash and equivalents	$31
Accounts receivable, net	41
Inventories	5
Other current assets	32
Total current assets	109
Investments, Property and Other Assets
Property and equipment, net	165
Management and franchise contracts, net	10
Leases, net	9
Brands	360
Goodwill	762
Deferred income taxes	9
Other assets	2
Total investments, property and other assets	1,317
Total Assets	$1,426
Current Liabilities
Accounts payable and accrued expenses	$196
Income taxes payable	4
Total current liabilities	200
Deferred income taxes and other liabilities	131
Total Liabilities	$331

Summary operating results for Scandic discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(in millions)		(in millions)
Revenue
Owned hotels	$3	2	4	8
Leased hotels	195	54	272	269
Management and franchise fees	1	1	1	1
	199	57	277	278
Expenses
Owned hotels	2	2	2	6
Leased hotels	157	47	218	220
Depreciation and amortization	4	—	5	5
Other operating expenses	17	3	24	22
	180	52	249	253
Operating Income	19	5	28	25
Net (loss) gain on foreign currency transactions	(5)	1	(6)	2
Net other gain(1)	—	47	—	47
Income Before Taxes	14	53	22	74
Provision for income taxes	(2)	(19)	(4)	(23)
Net Income	$12	34	18	51

(1)          Net other gain represents the net gain on the sale of Scandic. The net gain includes the recognition of $63 million of cumulative translation adjustment gains due to the substantial exit of operations from several foreign markets, partially offset by $16 million of other losses on the Scandic sale. The cumulative translation adjustment gains had previously been deferred in accumulated other comprehensive income, a component of stockholders’ equity.

Note 12:   Guarantees

We have established franchise financing programs with third party lenders to support the growth of our brands. As of June 30, 2007, we have provided guarantees of $16 million on loans outstanding under the programs. In addition, we have guaranteed $24 million of debt and other obligations of unconsolidated affiliates and third parties, bringing our total guarantees to $40 million. Approximately $14 million have indefinite terms, with the balance having remaining terms of one to 13 years. We also have commitments under letters of credit totaling $109 million as of June 30, 2007. We believe it is unlikely that material payments will be required under our outstanding guarantees or letters of credit.

In addition, we remain a guarantor on 12 operating leases sold as part of the sale of the Red Lion hotel chain in 2001. We have entered into an indemnification and reimbursement agreement with Red Lion Hotels Corporation (“RLH”) which requires RLH to reimburse us for any costs and expenses incurred in connection with the guarantee. The minimum lease commitment under these 12 operating leases totals approximately $5 million annually through 2020.

We also remain a guarantor on 15 operating leases sold as part of the Scandic transaction. We have entered into indemnification and reimbursement agreements with the new owners of Scandic which require the owners to reimburse us for any costs and expenses incurred in connection with the guarantees. The minimum lease commitment under these 15 operating leases totals approximately $16 million annually through 2012, $13 million annually through 2015 and $8 million annually through 2022.

We have also provided performance guarantees to certain owners of hotels that we operate under management contracts. Most of these guarantees allow us to terminate the contract rather than fund shortfalls if specified performance levels are not achieved. In limited cases, we are obligated to fund performance shortfalls. As of June 30, 2007, we have nine contracts containing performance guarantees with possible cash outlays totaling approximately $572 million through 2020. Funding under these performance guarantees is expected to total approximately $13 million in 2007. Funding under these guarantees in future periods is dependent on the operating performance levels of these hotels over the remaining term of the performance guarantees. Although we anticipate that the future operating performance levels of these hotels will be largely achieved, there can be no assurance that this will be the case. In addition, we do not anticipate losing a significant number of management contracts during the remainder of 2007 pursuant to these guarantees.

Our consolidated financial statements as of June 30, 2006 and 2007 include liabilities of approximately $4 million and $21 million, respectively, for potential obligations under our outstanding guarantees. Under certain circumstances, we may be obligated to provide additional guarantees or letters of credit totaling approximately $74 million at June 30, 2007.

Note 13:   Employee Benefit Plans

We sponsor multiple domestic and international employee benefit plans. We have a noncontributory retirement plan in the United States (the “Domestic Plan”) which covers certain non-union employees. Benefits are based upon years of service and compensation. Since December 31, 1996, employees have not accrued additional benefits under the Domestic Plan. We also have multiple employee benefit plans that cover many of our international employees. These plans include a plan that covers workers in the United Kingdom (the “U.K. Plan”) and a number of smaller plans that cover workers in various countries across the world (the “International Plans”). For the three and six months ended June 30, 2007, we paid $3 million and $5 million, respectively, in employer contributions to the U.K. Plan and $6 million and $13 million, respectively, in employer contributions to the International Plans. We expect to contribute approximately $9 million to the U.K. Plan and $25 million to the International Plans in 2007. We do not expect to make any contributions to the Domestic Plan in 2007.

Our net periodic benefit cost for the three and six months ended June, 2006 and 2007 consisted of the following (in millions):

	Domestic Plan		U.K. Plan		International Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2006	2007	2006	2007	2006	2007
Expected return on plan assets	$5	5	7	6	1	2
Service cost	—	—	(2)	(2)	(6)	(6)
Interest cost	(4)	(4)	(5)	(5)	(2)	(2)
Net annual benefit income (cost)	$1	1	—	(1)	(7)	(6)

	Domestic Plan		U.K. Plan		International Plans
	Six Months Ended		Six Months Ended		International Plans
	June 30,		June 30,		June 30,
	2006	2007	2006	2007	2006	2007
Expected return on plan assets	$10	10	9	13	2	5
Service cost	—	—	(3)	(5)	(8)	(13)
Interest cost	(8)	(9)	(6)	(10)	(3)	(5)
Amortization of prior service cost	(1)	—	—	—	—	—
Net annual benefit income (cost)	$1	1	—	(2)	(9)	(13)

The International Plans service cost for the three and six months ended June 30, 2006 includes $2 million and $3 million, respectively, of contributions under defined contribution plans. Service cost for the International Plans for the three and six months ended June 30, 2007 includes $3 million and $7 million, respectively, of contributions under defined contribution plans.

Note 14:   Income Taxes

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

The total amounts of our unrecognized tax positions as of January 1, 2007 and June 30, 2007, were $132 million and $141 million, respectively, of which $35 million and $40 million would impact our effective tax rate if recognized. Included in these totals are gross accrued interest and penalties of $19 million and $23 million as of January 1 and June 30, 2007, respectively, of which $2 million and $4 million was recognized as a component of our income tax expense during the three and six months ended June 30, 2007, respectively. We reasonably estimate that the amount of our unrecognized tax positions will not change significantly within the next twelve months.

The gross increase in our unrecognized tax positions resulting from tax positions taken during the three and six months ended June 30, 2007, was $5 million and $9 million, respectively. There were no increases or decreases in unrecognized tax benefits during the three or six months ended June 30, 2007, as a result of tax positions taken during prior periods.

As of January 1, 2007, any interest and penalties incurred in connection with settlement of income tax liabilities and interest income received in connection with settlement of income tax liabilities will be accounted for as a component of our income tax expense. Prior to January 1, 2007, interest and penalties incurred in connection with settlement of income tax liabilities were accounted for as a component of our provision for income taxes, while interest income received in connection with the settlement of income tax liabilities were accounted for as interest and dividend income.

We file income tax returns with federal, state, local and foreign jurisdictions. As of June 30, 2007, we remain subject to federal and state examinations of our income tax returns for the years 2002 through 2006.

Note 15:   Insurance Recoveries

On August 29, 2005, Hurricane Katrina hit the Gulf Coast, affecting two of our consolidated hotels: the majority owned Hilton New Orleans Riverside and the wholly owned Hilton New Orleans Airport. Both properties suffered some physical damage, and both properties were closed to paying guests for a period following the hurricane. We have insurance policies that provide coverage for physical damage and business interruption, including lost profits. These policies also reimburse us for other costs and expenses incurred relating to the damages and losses suffered.

We recognized approximately $7 million of business interruption insurance proceeds during the three and six months ended June 30, 2006 and approximately $5 million and $8 million for the three and six months ended June 30, 2007, respectively. These proceeds are recorded as owned hotel revenue in our consolidated statements of income. Additionally, we recognized approximately $3 million and $6 million of insurance recoveries related to building and property losses for both of the three and six months ended June 30, 2006 and 2007, respectively, which are recorded as net other gain in our consolidated statements of income.

Note 16:   Subsequent Events

In April 2007, we entered into an agreement to sell up to ten hotels in continental Europe for €566 million, equivalent to approximately $770 million on the agreement date. In July 2007, we completed the sale of eight of the ten hotels. We expect to complete the sale of the remaining two properties by the end of the third quarter 2007 and will retain management agreements on nine of the ten hotels. The ten hotels are classified as held for sale within property and equipment, net, in our June 30, 2007 consolidated balance sheet.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are engaged in the ownership, management and development of hotels, resorts and timeshare properties and the franchising of lodging properties. At June 30, 2007, our system contained 2,896 properties totaling approximately 490,000 rooms in 76 countries and territories. Our brands include Hilton, Hilton Garden Inn, Doubletree, Embassy Suites, Homewood Suites, Hampton, Conrad and the Waldorf=Astoria Collection. In addition, we develop and operate timeshare resorts through Hilton Grand Vacations Company and its related entities. We are also engaged in various other activities related or incidental to the operation of hotels.

The number of properties and rooms at June 30, 2007 by brand and by type are as follows:

Brand	Properties	Rooms	Type	Properties	Rooms
Hilton	509	176,016	Owned(1)	54	27,640
Hilton Garden Inn	327	45,083	Leased	84	25,350
Doubletree	179	46,380	Joint Venture	44	14,267
Embassy Suites	185	45,144		182	67,257
Homewood Suites	201	22,095	Managed	333	99,021
Hampton	1,433	141,799	Franchised	2,348	320,386
Conrad	14	4,991		2,681	419,407
Other	15	5,156
Timeshare	33	3,774	Timeshare	33	3,774
Total	2,896	490,438	Total	2,896	490,438

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

Our results are significantly affected by occupancy and room rates achieved by our hotels, our ability to manage costs, foreign currency exchange rate movements related to our international operations, our relative mix of owned, leased, managed and franchised hotels, the quantity and pricing of timeshare interval sales and changes in the number of available hotel rooms and timeshare intervals through acquisition, development and disposition. Results are also impacted by economic conditions and capacity. Unfavorable changes in these factors could negatively impact hotel room demand and pricing which, in turn, could limit our ability to pass through operating cost increases in the form of higher room rates. Additionally, our ability to manage costs could be adversely impacted by significant increases in operating expenses, resulting in lower operating margins. See “Other Matters—Forward-Looking Statements” below, our preliminary proxy statement on Schedule 14A, Item 1A “Risk Factors” under Part II of this Form 10-Q and Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 for a description of these and other conditions that could adversely affect our results of operations.

The hospitality industry is seasonal in nature. However, the periods during which our properties experience higher or lower levels of demand vary from property to property and depend principally upon location. Based on historical results, we generally expect our revenue to be lower in the first fiscal quarter of each year than in each of the three subsequent quarters.

We anticipate that a favorable economic environment will continue to benefit the lodging industry and us during the remainder of 2007. A continuation of strong hotel demand among business, group and leisure travelers, combined with limited full-service hotel supply growth, should enable us to charge higher room rates. We also anticipate growth in our management and franchise fee business as the number of hotels in our system continues to increase. Increases in construction costs could result in downward pressure on the margins achieved by our timeshare business. Reported revenue and expenses from our timeshare business are also expected to be negatively impacted by deferrals required under percentage-of-completion accounting as we continue construction of new timeshare projects. We will continue to focus on managing our costs, achieving revenue per available room (“RevPAR”) premiums in the markets where we operate, increasing occupancy, adding new units to our family of brands, leveraging technology and delivering outstanding customer service. We believe that our focus on these objectives, combined with our financial strength, diverse market presence, strong brands, strategically located properties and ability to grow our brands internationally will enable us to remain competitive.

Definitive Merger Agreement

On July 3, 2007, we entered into a merger agreement (the “Merger Agreement”) with BH Hotels LLC and BH Hotels Acquisition, Inc., entities controlled by investment funds affiliated with The Blackstone Group L.P. (“Blackstone”) in an all cash transaction valued at approximately $26 billion, including the assumption of debt (the “Blackstone Transaction”). Under the terms of the Merger Agreement, all of our outstanding common stock, with certain limited exceptions, will be cancelled and converted into the right to receive $47.50 per share. The transaction is expected to be completed in the fourth quarter of 2007 and is subject to customary closing conditions, including receipt of stockholder and regulatory approvals.

If the Merger Agreement is adopted by our stockholders and all other closing conditions are met, we will be the surviving corporation of the merger and a wholly owned subsidiary of BH Hotels LLC. Upon completion of the Blackstone Transaction, our stock will be delisted from the New York Stock Exchange and we will no longer be a publicly held corporation. The Merger Agreement contains customary restrictions on our operations prior to the consummation of the transaction, including restrictions related to the incurrence of debt, acquiring and disposing of assets, entering into material contracts and capital expenditures.

On July 27, 2007, we filed a preliminary proxy statement with the Securities and Exchange Commission (“SEC”) in connection with the Blackstone Transaction. See our preliminary proxy statement on Schedule 14A and Item 1A “Risk Factors” under Part II of this Form 10-Q for a description of conditions related to the Blackstone Transaction that could adversely affect our results of operations.

We and BH Hotels LLC filed ratification and report forms under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with the Federal Trade Commission and the Antitrust Division of the Department of Justice, and the applicable waiting period commenced on July 20, 2007. We and BH Hotels LLC received notice of “early termination” of the waiting period on July 31, 2007.

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

We added a total of 115 properties, primarily franchises, with approximately 16,300 rooms to our system during the six months ended June 30, 2007. Excluding the Scandic sale, a total of 27 properties, primarily franchises, with approximately 5,000 rooms were removed from our system during the same period.

In July 2007, we received three highest-ranking awards in the J.D. Power and Associates 2007 North American Hotel Guest Satisfaction Index Study, outperforming all other hospitality companies within their respective segments. Hilton Garden Inn received the highest ranking (for the sixth consecutive year) in the mid-scale full service segment. Embassy Suites received the highest ranking (for the sixth time) in the upscale segment. Homewood Suites received the highest ranking (for the fifth time) in the extended-stay segment.

We believe the continued strong performance of our brands has enabled us to significantly enhance our development pipeline compared to our industry competitors. We have nearly 900 hotels, primarily franchises, with approximately 120,000 rooms in our development pipeline at June 30, 2007. The majority of the hotels in our current development pipeline are in the Americas (U.S., Canada, Latin America and the Caribbean), though international development is expected to comprise an increasingly larger percentage of our development pipeline over the next few years. The actual opening of hotels in our development pipeline is subject to various conditions and uncertainties.

Our ability to grow the number of hotels in our system is affected by the factors referenced under “Other Matters—Forward-Looking Statements” below, our preliminary proxy statement on Schedule 14A, Item 1A “Risk Factors” under Part II of this Form 10-Q and Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, such as international, national and regional economic conditions; the effects of actual and threatened terrorist attacks and international conflicts; acts of God, such as natural disasters; credit availability; relationships with franchisees and property owners; and competition from other hotel brands.

In total, we anticipate spending approximately $975 million on capital expenditures in 2007, which includes approximately $260 million for routine improvements and technology, approximately $390 million for timeshare projects and approximately $325 million for hotel renovation, hotel investment and special projects. Routine improvements include expenditures for equipment, hotel fixtures and wall and floor coverings. Expenditures required to complete our capital spending programs are expected to be financed through available cash flow from operations and general corporate borrowings. To the extent we complete additional asset sales in 2007, capital expenditures can be expected to decrease. Anticipated capital expenditures are subject to change due to, among other things, changes in business operations and economic conditions.

To the extent allowed under the Merger Agreement, we will continue to review our owned hotel portfolio for potential repositioning or re-branding opportunities (see “Liquidity and Capital Resources—Acquisitions and Dispositions”). In April 2007, we signed an agreement to sell up to ten hotels in continental Europe to Morgan Stanley Real Estate for approximately €566 million, equivalent to approximately $770 million on the announcement date. In July 2007, we completed the sale of eight of the ten hotels (see “Note 16: Subsequent Events” to the consolidated financial statements under Item 1). Net proceeds from the sale of these ten hotels are expected to be used to repay borrowings under our senior credit facilities.

As discussed in “Note 10: Acquisitions and Dispositions” to the consolidated financial statements under Item 1, until the necessary approvals have been received and substantive conditions to the buyer’s obligation to perform have been satisfied, we do not consider a sale to be probable. When we sell a hotel property, it is generally our preference to retain a management or franchise agreement; however, we may sell hotels without retaining our brand.

Hotel Ownership

Capital expenditures during the six months ended June 30, 2007, excluding timeshare projects, totaled $207 million, consisting primarily of routine improvements and special projects at our owned and leased hotels. The expenditures include approximately $49 million for renovations at the Hilton New York, Waldorf=Astoria and Hilton Hawaiian Village. Renovation projects are expected to continue at The Hilton Hawaiian Village and the Waldorf=Astoria during the remainder of 2007. We continue to place a priority on making appropriate capital expenditures to maintain and upgrade our owned assets.

Managing and Franchising

Total property additions in the six months ended June 30, 2007 included 105 franchise properties and ten managed properties owned by third parties. These additions included 18 properties which, due in part to the market share leadership of our brands, were converted to our family of brands in the period. The 18 conversions included nine Doubletrees, four Hiltons, three Hamptons and two Hilton Garden Inns.

During the six month period, we added new Hilton hotels across the U.S. and in China, Ireland, Poland, Spain and the U.A.E. Additionally, we added new Doubletree hotels in Chicago, Augusta, Milwaukee, Columbus, Boston and Richmond. In Chicago, we opened our 1,400th Hampton Inn, representing the brands 140,000th room. Also during the period, we entered into management agreements for a Conrad in Abu Dhabi, Hiltons in Costa Rica and Jordan, and a Doubletree in Costa Rica. We announced the ground breaking of the 498-room Waldorf=Astoria at Bonnet Creek and the 1,000-room Hilton Bonnet Creek, part of a resort development adjacent to the Walt Disney World® Resort in Florida. We also announced the ground breaking on the 1,400-room Hilton Orlando at the Orange County Convention Center. We will manage all three hotels upon completion, which is scheduled for late 2009.

During the second quarter of 2007, we announced four new development agreements as follows:

•       A letter of understanding with the Caribbean Property Development Group to develop approximately 15 franchised hotels in Central America and the Caribbean under our Hilton Garden Inn, Hampton by Hilton and Homewood Suites by Hilton brands over the next five years.

•       A letter of understanding for a development alliance with London and Regional Properties to develop approximately 25 managed hotels in Russia under our Conrad, Hilton, Doubletree by Hilton, Hilton Garden Inn and Hampton by Hilton brands over the next five years.

•       A letter of understanding for a development alliance with Shiva Hotels Limited to develop approximately 15 managed hotels in the U.K. and Ireland under our Hilton, Hilton Garden Inn and Hampton by Hilton brands over the next five years.

•       A letter of understanding for a development alliance with Somerston Hotels U.K. Limited to develop approximately 25 franchised hotels in the U.K. under our Hilton Garden Inn and Hampton by Hilton brands over the next five years.

Timeshare

We are currently developing new timeshare projects in Las Vegas, Nevada; Orlando, Florida; New York, New York; Honolulu and Waikoloa, Hawaii. At our Tuscany Village property in Orlando, the first six phases totaling 376 units are open and construction has begun on the final 64 units, which are scheduled to open in spring 2008. Our property on the Las Vegas Strip, which when completed will consist of 1,582 units in four towers, is approximately 45% complete.

In 2007, we began construction of our new timeshare project at Ruby Lake in Orlando. Phase I of the Ruby Lake project is expected to contain 141 units and is scheduled for completion in 2009 and Phase II is expected to contain 171 units and is scheduled for completion in 2010. Construction continues at our Waikikian Tower project in Honolulu at the Hilton Hawaiian Village. Upon completion scheduled for late 2008, the Waikikian Tower is expected to contain 331 units. We also continue to develop our Kings Land project in Waikoloa. Phase I of our Kings Land development is expected to contain 198 units and is scheduled for completion in late 2008. We began construction of our new timeshare development in New York City on West 57th Street in the second quarter of 2007. Upon completion in early 2009, the 57th Street Tower is expected to contain 161 units.

As we are currently constructing several new timeshare projects, our timeshare business is expected to be negatively impacted, from a reporting standpoint, by percentage-of-completion accounting associated with new projects in 2007. Percentage-of-completion accounting requires the deferral of revenue and expenses associated with new projects under construction. We expect the impact of percentage-of-completion accounting on our 2007 results to substantially reverse in 2008.

Capital expenditures associated with our timeshare projects during the six months ended June 30, 2007 totaled approximately $153 million. Timeshare capital expenditures are expected to total approximately $390 million in 2007 as we continue to invest in the development of new product in Las Vegas, Orlando, New York and Hawaii. The capital expenditures associated with our non-lease timeshare products are reflected as inventory until the timeshare intervals are sold. We also provide financing to the buyers of our timeshare intervals. During the six months ended June 30, 2007, we issued approximately $186 million of loans related to timeshare financings. Principal collections on timeshare notes during the same period were approximately $132 million.

Liquidity and Capital Resources

Overview

Net cash provided by operating activities was $42 million and $133 million for the six months ended June 30, 2006 and 2007, respectively. The increase relates primarily to changes in working capital components. Net cash used in investing activities was $5.567 billion for the six months ended June 30, 2006 and net cash provided by investing activities was $1.246 billion for the six months ended June 30, 2007. Cash used in the 2006 period reflects the acquisition of the lodging assets of Hilton Group plc, including its operating subsidiary, Hilton International Co. (“Hilton International” or “HI”) in an all cash transaction (“the HI Acquisition”). Cash provided by investing activities in the 2007 period reflects increased proceeds from asset sales, including the Scandic sale. Net cash provided by financing activities was $4.461 billion for the six months ended June 30, 2006 and net cash used in financing activities was $1.332 billion for the six months ended June 30, 2007. The variance is primarily due to borrowings under our senior credit facilities to partially fund the HI Acquisition in the first six months of 2006, while the 2007 period reflects increased debt repayments due to asset sales.

Cash and equivalents increased $63 million from December 31, 2006 to $170 million at June 30, 2007. Restricted cash totaled $376 million at June 30, 2007, an increase of $83 million from December 31, 2006. The increase in restricted cash balances is primarily due to an increase in refundable deposits on the sale of timeshare intervals combined with an increase in cash reserves related to our collateralized borrowings. Restricted cash includes cash related to certain consolidated hotels, the use of which is restricted for hotel purposes (including under the terms of collateralized borrowings); refundable deposits on the sale of timeshare intervals; and cash balances held by consolidated non-controlled entities. We believe that our operating cash flow, available borrowings under our revolving credit facilities and our ability to obtain additional financing through various financial markets are sufficient to meet our liquidity needs (see “Liquidity and Capital Resources—Financing”). However, any projections of future financial needs and sources of working capital are subject to uncertainty. If the proposed Blackstone Transaction is consummated, we will incur substantial debt, which will significantly change our financial position. See “Results of Operations,” “Other Matters—Forward-Looking Statements,” our preliminary proxy statement on Schedule 14A and Item 1A “Risk Factors” under Part II of this form 10-Q for further discussion of conditions that could adversely affect our estimates of future financial needs and sources of working capital.

Financing

As outlined in the Merger Agreement, if instructed by BH Hotels LLC, we will use commercially reasonable efforts to commence tender offers to purchase all of our outstanding senior notes (excluding convertible debt) contingent upon the consummation of the Blackstone Transaction. Additionally, we expect that our senior credit facilities and other forms of debt will be substantially repaid and extinguished upon completion of the Blackstone Transaction.

In February 2006, we established senior credit facilities in an initial aggregate principal U.S. dollar equivalent of approximately $5.75 billion with the option to increase the size of the facilities by an additional $500 million. Our senior credit facilities consist of the following:

•       U.S. Dollar Denominated Revolver—5 year, $3.25 billion available in U.S. dollars, British Pounds, Euros and Swedish Kronor or other currencies acceptable to the administrative agent. Interest is at a variable rate depending upon our leverage ratio and senior debt ratings, with borrowings at applicable London Interbank Offered Rate (“LIBOR”) plus 87.5 basis points (which includes a 22.5 basis point annual facility fee) at June 30, 2007. The capacity under our revolver was also used to support certain outstanding letters of credit. Total revolving debt capacity of approximately $1.66 billion was available to us at June 30, 2007.

•       Foreign Currency Denominated Term Loan A—5 year, approximate equivalent of $2.38 billion at June 30, 2007, denominated in £675 million, €675 million and Australian $140 million. Interest is at a variable rate depending upon our leverage ratio and senior debt ratings, with borrowings at applicable LIBOR plus 87.5 basis points at June 30, 2007.

•       U.S. Dollar Denominated Term Loan B—7 year, $500 million term loan available only in U.S. dollars. Interest is at LIBOR plus 137.5 basis points.

At June 30, 2007, we have an aggregate principal U.S. dollar equivalent of approximately $2.319 billion outstanding under these facilities.

Under the terms of the senior credit facilities, proceeds, if any, from the sale of certain owned properties acquired as part of the HI Acquisition in 2006 are required to be used for the repayment of our senior credit facilities. In addition, we expect that excess cash flow, if any, will be used to repay outstanding debt balances. During the three months ended June 30, 2007, we repaid the British Pound balance of Term Loan A and U.S. Dollar Denominated Term Loan B in full. Additionally, we repaid in full the $375 million of 7.95% Senior Notes which matured in the second quarter of 2007.

In the first quarter of 2007, Standard & Poor’s Ratings Group upgraded our senior debt rating from BB to BB+ and Moody’s Investor Services upgraded our senior debt rating from Ba2 to Ba1. These upgrades, combined with our leverage ratio, are reflected in the interest rates and facility fee of our senior credit facilities at June 30, 2007. Subsequent to the announcement of the Blackstone Transaction, Standard & Poor’s Ratings Group downgraded our senior debt rating from BB+ to BB-. Moody’s Investor Services has not changed their rating.

In October 1997, we filed a shelf registration statement with the Securities and Exchange Commission registering up to $2.5 billion in debt or equity securities. At June 30, 2007, available financing under the shelf totaled $825 million. The terms of any additional securities offered under the shelf will be determined by market conditions at the time of issuance.

Provisions under various loan agreements require us to comply with certain covenants which include limiting the amount of our outstanding indebtedness. Our revolving credit facilities contain two significant financial covenants: a leverage ratio and a debt service ratio. We were in compliance with our financial covenants as of June 30, 2007.

Our debt balance includes approximately $575 million of 3.375% Convertible Senior Notes due in 2023. The notes are convertible into approximately 25.6 million shares of our common stock at a conversion price of $22.50 per share of common stock, upon our stock trading at 120% of the conversion price for 20 consecutive days during the last 30 day period of a financial quarter. As of December 31, 2006, the conversion trigger was met and the notes became convertible at the option of the bond holders. As of June 30, 2007, a total of 9,452 shares have been issued from conversions of debt.

Provisions of the financing agreement related to our 7.95% collateralized borrowings due 2010 require that certain cash reserves be maintained and also restrict the transfer of excess cash generated by the related properties to Hilton if net cash flow falls below a specified level (the cash trap). The cash trap became effective in 2003 due to reduced cash flow from the collateralized properties, primarily the Hilton San Francisco. As of June 30, 2007, cash restricted under the terms of the collateralized borrowings, including required reserves and the cash trap, totaled $239 million. The impact of the cash trap, which is expected to remain in effect throughout 2007, is not expected to have a material impact on our liquidity.

As of June 30, 2007, approximately 42% of our long-term debt, including the impact of interest rate swaps and excluding non-recourse debt and capital lease obligations of non-controlled entities, was floating rate debt. Our total debt, excluding non-recourse debt and capital lease obligations of non-controlled entities, has a weighted average life of approximately 4.7 years and a weighted average interest rate of approximately 6.5%.

The following table summarizes our significant contractual obligations as of June 30, 2007, including long-term debt and operating lease commitments:

		Payments Due by Period
		Less than 1	1 - 3	4 - 5	After 5
Contractual Obligations	Total	year	years	years	years
	(in millions)
Total debt	$6,177	1,108	472	3,211	1,386
Operating leases	3,767	241	447	426	2,653
Less: Non-recourse debt and capital lease obligations of non-controlled entities	(499)	(114)	(29)	(38)	(318)
Total contractual obligations	$9,445	1,235	890	3,599	3,721

Total debt decreased from December 31, 2006 due to the use of proceeds from the Scandic sale and other property sales to pay down our outstanding debt balances. Operating lease obligations decreased from December 31, 2006 due to the Scandic sale in April 2007 (see “Note 11: Discontinued Operations” to our consolidated financial statements under Item 1). Our total debt includes debt and capital lease obligations related to variable interest entities consolidated under FIN 46(R) that are non-recourse to us. These balances, totaling $499 million, have been deducted in arriving at the total contractual obligations as of June 30, 2007. These amounts are reflected on our consolidated balance sheets as non-recourse debt and capital lease obligations of non-controlled entities.

We have certain tax liabilities under FIN 48 totaling approximately $90 million. These amounts are excluded from the table above as we cannot reasonably estimate the period of cash settlement with respect to the various taxing authorities at June 30, 2007.

Development Financing and Other Commercial Commitments

We have issued guarantees in connection with development financing programs in order to support the growth of our brands. The following table summarizes our development financing and other commercial commitments as of June 30, 2007:

		Amount of Commitment
		Expiration per Period
		Less than 1	1 - 3	4 - 5	After 5
Commercial Commitments	Total	year	years	years	years
	(in millions)
Letters of credit	$109	109	—	—	—
Guarantees	40	2	18	6	14
Total commercial commitments	$149	111	18	6	14

See “Note 12: Guarantees” to our consolidated financial statements under Item 1 for further discussion of our development financing and other commercial commitments.

Acquisitions and Dispositions

In the six months ended June 30, 2007, we sold three wholly owned hotels, our minority interests in nine joint venture properties (see “Note 10:  Acquisitions and Dispositions” to our consolidated financial statements under Item 1) and our Scandic hotel chain (see “Note 11: Discontinued Operations” to our consolidated financial statements under Item 1). Also, in April 2007 we announced our agreement to sell up to ten hotels in continental Europe. The sale of eight of the hotels closed in July 2007, with the remaining two expected to close in the third quarter of 2007 (see “Note 16: Subsequent Events” to our consolidated financial statements under Item 1).

Stockholders’ Equity

Dividends paid on common shares were $.04 per share for the three-month periods ended June 30, 2006 and 2007 and $.08 per share for the six-month periods ended June 30, 2006 and 2007.

Results of Operations

Comparison of three months ended June 30, 2006 and 2007

A summary of our consolidated results for the three months ended June 30, 2006 and 2007 is as follows:

	2006	2007	% Change
	(dollars in millions, expect per share amounts)
Revenue	$2,005	2,085	4%
Operating income	347	345	(1)
Discontinued operations, net	12	34	—
Net income	144	165	15
Basic EPS(1)
Continuing operations	.34	.34	—
Discontinued operations	.03	.09	—
Net income	.37	.42	14
Diluted EPS
Continuing operations	.32	.32	—
Discontinued operations	.03	.08	—
Net income	.35	.40	14

(1)          Total reported basic EPS in the 2007 quarter differs from the sum of EPS from continuing and discontinued operations due to the required method of computing EPS.

Revenue in the three months ended June 30, 2007 benefited from rate increases and high demand in most of our major markets, which resulted in strong RevPAR gains at many of our comparable owned and leased hotels. Results at our international owned and leased properties also benefited from favorable foreign currency rate movement. Management and franchise fee revenue benefited from RevPAR growth and the addition of new units. Growth was negatively impacted by the effect of asset sales over the last twelve months. Results in the 2007 second quarter were also affected by a decline in reported results from our timeshare business due to percentage-of-completion accounting associated with new projects. Net income in the three months ended June 30, 2007 benefited from decreased interest expense due to debt repayments. Net income in the 2007 second quarter also benefited from higher results from discontinued operations, reflecting the net gain on the Scandic sale, and from a lower effective tax rate compared to the 2006 second quarter.

Revenue from owned hotels totaled $636 million in the 2007 second quarter, a 6 percent decrease from $678 million in the 2006 second quarter, and total owned hotel expenses in the second quarter of 2007 decreased 8 percent to $435 million. The decline in owned hotel revenue and expenses is due to the impact of asset sales over the past year, partially offset by continuing strong results at our comparable owned hotels. Total revenue from worldwide comparable owned hotels (excluding the impact of asset sales and an owned property in New Orleans that was impacted by Hurricane Katrina) was up 9 percent to $588 million from $541 million in the 2006 quarter, while worldwide comparable owned hotel expenses increased 5 percent to $404 million in the 2007 second quarter from $384 million in the 2006 period. Total revenue from North America (“N.A.”) comparable owned hotels (excluding the impact of asset sales, an owned property in New Orleans that was impacted by Hurricane Katrina and the results of the acquired HI owned hotels) was up 8 percent to $435 million from $401 million in the 2006 quarter, while N.A. comparable owned hotel expenses increased 4 percent to $292 million in the 2007 second quarter from $280 million in the 2006 period.

Comparable worldwide owned hotels reporting particularly strong results in the quarter included those in New York, San Francisco, Barcelona, Zurich and Sao Paulo, all of which reported strong RevPAR increases. Business transient, group and leisure travelers all showed average daily rate (“ADR”) gains. Comparatively lower renovation activity at the Hilton New York, Waldorf=Astoria and the Hilton Hawaiian Village benefited RevPAR growth. Results from the Hilton Waikoloa Village continue to be challenged by a soft group market and renovation activities. RevPAR for worldwide comparable owned properties increased 9.7 percent to $155.99 in the 2007 second quarter, with occupancy up 1.0 point to 79.2 percent and ADR up 8.3 percent to $197.02. RevPAR for N.A. comparable owned properties increased 9.8 percent to $173.28 in the 2007 second quarter, with occupancy up 2.0 points to 82.0 percent and ADR up 7.1 percent to $211.29.

Margins at our worldwide comparable owned hotels (revenue less expenses as a percentage of revenue for comparable owned hotels) increased 230 basis points in the quarter to 31.3 percent (270 basis points increase in N.A.). Cost per occupied room increased 4.2 percent worldwide in the 2007 second quarter.

Leased hotel revenue totaled $530 million in the 2007 second quarter compared to $476 million in the 2006 second quarter, while leased hotel expenses were $459 million in the current quarter compared to $415 million in the prior year. Leased hotel results benefited from double digit RevPAR gains, due in part to favorable foreign currency exchange rates in the 2007 period. Due to the relatively large size of the lease payments required in a hotel operating lease, leased properties operate at margins significantly lower than our owned hotels. Leased hotel revenue and expenses are included in our Hotel Ownership segment results.

Management and franchise fee revenue totaled $201 million in the 2007 second quarter, a 16 percent increase from the 2006 period. Fee revenue is based primarily on rooms revenue at franchised properties and total operating revenue (and to a lesser extent gross operating profits or cash flow) at managed properties. The strong demand among business, groups and leisure travelers that benefited our owned hotels also resulted in RevPAR gains for each of our brands on a system-wide basis (including managed and franchised properties). Additionally, management and franchise fee growth reflects the addition of new units to our system of hotels due to strong development activity.

Revenue from timeshare operations (included in timeshare and other income) totaled $159 million in the 2007 second quarter compared to $173 million in the 2006 second quarter, a decrease of 8 percent. Timeshare expenses for the 2007 second quarter (included in other operating expenses) were $121 million compared to $125 million in the 2006 second quarter. The decline in revenue and expenses is due to percentage-of-completion accounting, which requires the deferral of revenue and expenses associated with new projects under construction. Overall timeshare unit sales in the 2007 second quarter declined 9 percent compared with the 2006 quarter, while the average unit sales price increased 35 percent. Timeshare revenue and profitability in the quarter benefited from higher resort fees and higher financing income compared to the 2006 period.

Discontinued operations represents the operating activities of the Scandic assets that were sold in April 2007 (see “Note 11: Discontinued Operations” to the consolidated financial statements under Item 1). Income from discontinued operations, net of tax, increased $22 million to $34 million for the three months ended June 30, 2007. The increase is primarily due to a net pre-tax gain of $47 million related to the Scandic sale. The net gain includes the recognition of $63 million of cumulative translation adjustment gains due to the substantial exit of operations from several foreign markets, partially offset by $16 million of other losses on the Scandic sale. The cumulative translation adjustment gains had previously been deferred in accumulated other comprehensive income, a component of stockholders’ equity. In addition, discontinued operations in the 2007 second quarter include approximately one month of operations, compared to a full quarter of results in the 2006 second quarter.

Depreciation and amortization expense decreased $7 million in the second quarter of 2007 to $106 million. This decrease primarily reflects a reduction in depreciation expense associated with asset sales.

Impairment loss and related costs for the three months ended June 30, 2007 include a pre-tax impairment charge of approximately $4 million. This charge is to reduce the value of our minority interest in a joint venture investment to its estimated fair value. There were no such charges in the 2006 period.

Operating income from unconsolidated affiliates decreased $1 million to $17 million for the three months ended June 30, 2007, primarily the result of asset sales.

Corporate Activity

Corporate expense totaled $51 million in the second quarter of 2007, an increase of $8 million from the 2006 quarter. The increase is primarily the result of incremental development costs, higher stock compensation and the impact of exchange rates. Corporate expense is not allocated among our reportable business segments.

Interest and dividend income increased $4 million compared to the 2006 second quarter. This increase reflects higher cash balances during the 2007 second quarter and the payment of previously reserved interest on a note receivable. Interest expense, net of amounts capitalized, decreased $37 million compared to the 2006 second quarter, primarily resulting from lower average debt balances due to debt repayments from the proceeds of asset sales and cash from operations.

Net interest from unconsolidated affiliates and non-controlled interests was $13 million for the three months ended June 30, 2006 and 2007. Net interest from unconsolidated affiliates and non-controlled entities includes interest expense related to our unconsolidated joint venture interests accounted for under the equity method of accounting totaling $6 million and $5 million, and interest expense of non-controlled entities totaling $7 million and $8 million for the quarters ended June 30, 2006 and 2007, respectively. Net earnings from unconsolidated affiliates (operating income less interest expense) totaled $12 million for each of the three months ended June 30, 2006 and 2007.

The net loss on foreign currency transactions totaled $6 million in the three months ended June 30, 2007 compared to a net gain of $8 million in the 2006 period. The loss in the 2007 second quarter relates primarily to the effect of exchange rate movements on certain debt balances denominated in British Pounds and the impact of foreign currency movement on intercompany loans that are deemed short-term in nature. The 2006 second quarter gain was primarily the result of the impact of foreign currency movement on intercompany loans that are deemed short term in nature.

The $24 million net other loss in the 2007 second quarter includes a net loss on asset sales of $1 million (see “Note 10: Acquisitions and Dispositions” to the consolidated financial statements under Item 1), a $24 million net loss on foreign currency contracts related to the Scandic sale and $1 million of other net gains. The $19 million net other gain in the 2006 second quarter includes gains on asset sales of $7 million, an $8 million gain from settlement recoveries related to mold found in certain areas of the Hilton Hawaiian Village in 2002, a $3 million gain related to insurance proceeds received in excess of the book value of assets written off as a result of damage from Hurricane Katrina in 2005 and a $1 million pre-tax unrealized gain on derivative instruments.

The loss from non-operating affiliates totaling $4 million in both the 2006 and 2007 second quarters represents equity losses associated with our 24 percent minority interest in a coal-based synthetic fuel facility. The synthetic fuel produced at this facility qualifies for tax credits (based on Section 45K of the Internal Revenue Code) which reduce our provision for income taxes.

The effective income tax rate for the second quarter of 2007 decreased to 35% from 41% in the second quarter of 2006. The effective rate in the second quarter of 2006 and 2007 reflects the utilization of Section 45K synthetic fuel production credits of approximately $3 million in each year. Excluding the aforementioned items, our effective rate was 36% in the 2007 second quarter and 42% in the 2006 period. The reduction in the effective rate is primarily due to foreign income subject to lower effective tax rates and higher utilization of foreign tax credits against our U.S. income tax liability in the 2007 period. Our effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

Hotel Statistics

RevPAR for owned hotels and system-wide for the three months ended June 30, 2006 and 2007 is as follows:

	Worldwide Owned(1)			North America (U.S.) Owned(2)
	Three Months Ended June 30,			Three Months Ended June 30,
	2006	2007	% Change	2006	2007	% Change
Hilton	$147.15	161.73	9.9%	$165.09	181.45	9.9%
All other	93.42	99.78	6.8	102.71	111.77	8.8
Total	142.17	155.99	9.7	157.77	173.28	9.8

(1)          Statistics are for comparable worldwide owned hotels, and include only hotels in the system as of June 30, 2007, and owned by us or HI since January 1, 2006. Excludes an owned hotel in New Orleans due to the interruption in operations as a result of Hurricane Katrina.

(2)          Statistics are for U.S. comparable owned hotels, and include only hotels in the system as of June 30, 2007, and owned by us since January 1, 2006. Excludes an owned hotel in New Orleans due to the interruption in operations as a result of Hurricane Katrina.

	System-wide(3)
	Three Months Ended June 30,
	2006	2007	% Change
Hilton	$112.39	124.13	10.4%
Hilton Garden Inn	85.26	92.07	8.0
Doubletree	90.00	97.75	8.6
Embassy Suites	110.07	116.97	6.3
Homewood Suites	87.28	93.77	7.4
Hampton	73.74	79.32	7.6
Conrad	124.50	144.07	15.7
Other	116.97	130.57	11.6
Total	95.38	103.89	8.9

(3)          Includes hotels in our system as of June 30, 2007 which were in our hotel system or the hotel system of HI since January 1, 2006. Comparable hotels exclude data for HI franchise hotels and an owned hotel in New Orleans due to the interruption in operations as a result of Hurricane Katrina.

Comparison of six months ended June 30, 2006 and 2007

A summary of our consolidated results for the six months ended June 30, 2006 and 2007 is as follows:

	2006	2007	% Change
	(dollars in millions, expect per share amounts)
Revenue	$3,446	3,949	15%
Operating income	573	573	—
Discontinued operations, net	18	51	—
Net income	248	260	5
Basic EPS
Continuing operations	.60	.54	(10)
Discontinued operations	.05	.13	—
Net income	.65	.67	3
Diluted EPS(1)
Continuing operations	.56	.51	(9)
Discontinued operations	.04	.12	—
Net income	.61	.63	3

(1)          Reported diluted EPS in the 2006 period differs from the sum of EPS from continuing and discontinued operations due to the required method of computing EPS.

Revenue in the six months ended June 30, 2007 benefited from rate increases and high demand in most of our major markets, which resulted in strong RevPAR gains at many of our comparable owned hotels. Revenue also benefited from the HI Acquisition, which was completed on February 23, 2006, and favorable foreign currency rate movement. Growth was negatively impacted by the effect of asset sales over the last twelve months. Management and franchise fee revenue benefited from the HI Acquisition, RevPAR growth and the addition of new units. Results in the 2007 first six months were also affected by a decline in reported results from our timeshare business due to percentage-of-completion accounting associated with new projects. Net income in the six months ended June 30, 2007 was impacted by decreased interest expense due to debt repayment, a reduction in net other gains as well as a foreign currency loss in the 2007 period compared to a foreign currency gain in the 2006 period. Net income in the first six months of 2007 benefited from higher results from discontinued operations, reflecting the net gain on the Scandic sale, and from a lower effective tax rate compared to the 2006 period.

Revenue from owned hotels totaled $1.207 billion in the 2007 first six months, a 2 percent increase from $1.185 billion in the 2006 first six months, and total owned hotel expenses in the first six months of 2007 were up one percent to $864 million. Strong results at our comparable owned hotels and the impact of the HI Acquisition were partially offset by the impact of asset sales. Owned hotel results in the first six months of 2007 benefited from a full six months of results of the properties acquired in the HI Acquisition, while the 2006 first six months includes the HI results from the February 23, 2006 acquisition date (excluding discontinued operations). Total revenue from comparable owned hotels (excluding the impact of asset sales, an owned property in New Orleans that was impacted by Hurricane Katrina and the results of the acquired HI owned hotels) was up 7 percent to $811 million from $757 million in the 2006 period, while comparable owned hotel expenses increased 6 percent to $580 million in the 2007 first six months from $549 million in the 2006 period.

Comparable owned hotels reporting particularly strong results in the period included those in New York, Chicago and San Francisco, all of which reported strong RevPAR increases. Business transient, group and leisure travelers all showed ADR gains. Results from the Hilton Waikoloa Village were challenged by a soft group market and renovation activities. RevPAR for comparable owned properties increased 7.9 percent to $161.30 in the 2007 first six months, with occupancy up 0.6 points to 78.4 percent and ADR up 7.2 percent to $205.86.

Margins at our comparable owned hotels increased 100 basis points in the period to 28.5 percent. Cost per occupied room increased 4.9 percent in the 2007 first six months.

Leased hotel revenue totaled $985 million in the 2007 first six months compared to $665 million in the 2006 period, while leased hotel expenses were $872 million in the current period compared to $584 million in the prior year. Leased hotel results benefited from double digit RevPAR gains, due in part to favorable foreign currency exchange rates in the 2007 period. Additionally, leased hotel results in the 2007 first six months benefited from a full six months of results of the properties acquired in the HI Acquisition, while the 2006 first six months includes the HI results from the February 23, 2006 acquisition date (excluding discontinued operations).

Management and franchise fee revenue totaled $377 million in the 2007 first six months, a 16 percent increase from the 2006 period. The strong demand among business, groups and leisure travelers that benefited our owned and leased hotels also resulted in RevPAR gains for each of our brands on a system-wide basis (including managed and franchised properties). Management and franchise fees growth was negatively impacted by a $15 million contract termination fee in the 2006 period. The impact of this termination fee was substantially offset by incremental fees as a result of the HI Acquisition. Management and franchise fee growth also reflects the addition of new units to our system of hotels due to strong development activity.

Revenue from timeshare operations (included in timeshare and other income) totaled $305 million in the 2007 first six months, compared to $356 million in the 2006 period, a decrease of 14 percent. Timeshare expenses for the 2007 first six months (included in other operating expenses) were $235 million, compared to $259 million in the 2006 first six months. The decline in revenue and expenses is due to percentage-of-completion accounting, which requires the deferral of revenue and expenses associated with new projects under construction. Overall timeshare unit sales in the 2007 first six months declined 9 percent compared with the 2006 period, while the average unit sales price increased 38 percent. Timeshare revenue and profitability in the 2007 period benefited from higher resort fees and higher financing income compared to the 2006 period.

Discontinued operations represents the operating activities of the Scandic assets that were sold in April 2007 (see “Note 11: Discontinued Operations” to our consolidated financial statements under Item 1). Income from discontinued operations, net of tax, increased $33 million to $51 million for the six months ended June 30, 2007. The increase is primarily due to a pre-tax net gain of $47 million related to the Scandic sale. The net gain includes the recognition of $63 million of cumulative translation adjustment gains due to the substantial exit of operations from several foreign markets, partially offset by $16 million of other losses on the Scandic sale. The cumulative translation adjustment gains had previously been deferred in accumulated other comprehensive income, a component of stockholders’ equity.

Depreciation and amortization expense increased $21 million in the first six months of 2007 to $219 million. This net increase reflects a full six months of additional depreciation and amortization associated with the tangible and intangible assets acquired in the HI Acquisition and capital spending, partially offset by a reduction in depreciation expense associated with asset sales.

Impairment loss and related costs for the six months ended June 30, 2007 include a pre-tax impairment charge of approximately $4 million. This charge is to reduce the value of our minority interest in a joint venture investment to its estimated fair value. There were no such charges in the 2006 period.

Operating income from unconsolidated affiliates increased $3 million to $31 million for the six months ended June 30, 2007, primarily the result of the HI Acquisition, partially offset by the impact of asset sales.

Corporate Activity

Corporate expense totaled $97 million in the first six months of 2007, an increase of $10 million from the 2006 first six months. The increase is primarily the result of incremental corporate costs related to the HI Acquisition, higher compensation costs, including stock compensation and the impact of exchange rates, partially offset by $12 million of non-recurring charges related to the HI Acquisition in the first six months of 2006.

Interest expense, net of amounts capitalized, decreased $17 million compared to the 2006 first six months, primarily resulting from lower average debt balances due to debt repayments from the proceeds of asset sales and cash from operations.

Net interest from unconsolidated affiliates and non-controlled interests increased $3 million to $25 million for the six months ended June 30, 2007. Net interest from unconsolidated affiliates and non-controlled entities includes interest expense related to our unconsolidated joint venture interests accounted for under the equity method of accounting totaling $11 million and $9 million, and interest expense of non-controlled entities totaling $11 million and $16 million for the six months ended June 30, 2006 and 2007, respectively. Net earnings from unconsolidated affiliates (operating income less interest expense) totaled $17 million and $22 million in the six months ended June 30, 2006 and 2007, respectively. The increase in net earnings from unconsolidated affiliates is primarily the result of the HI Acquisition, improved operating results and an overall reduction in interest expense of unconsolidated joint ventures due to the sale of certain joint venture interests during the last twelve months. The increase in interest expense of non-controlled entities reflects the consolidation of certain non-controlled entities under FIN 46(R) in connection with the HI Acquisition.

The net loss on foreign currency transactions totaled $14 million in the six months ended June 30, 2007, compared to a net gain of $26 million in the 2006 period. The loss in the 2007 first six months relates primarily to the effect of exchange rate movements on certain debt balances denominated in British Pounds. The 2006 first six months gain was primarily the result of movement in the value of the British Pound prior to our completion of the HI Acquisition, which was funded in British Pounds. The balances in both periods also include the impact of foreign currency movement on intercompany loans that are deemed to be short-term in nature.

The $6 million net other gain in the 2007 first six months includes gains on asset sales of $19 million (see “Note 10: Acquisitions and Dispositions” to our consolidated financial statements under Item 1), a $17 million net loss on foreign currency contracts related to the Scandic sale and $4 million of other net gains. The $23 million net other gain in the 2006 first six months includes net losses on asset sales of $20 million, a $33 million gain on settlement recoveries related to mold found in certain areas of the Hilton Hawaiian Village in 2002, a $6 million gain from insurance proceeds in excess of the book value of assets written off as a result of damage from Hurricane Katrina in 2005 and $4 million of other gains.

The loss from non-operating affiliates totaling $8 million in both the 2006 and 2007 first six months represents equity losses associated with our 24 percent minority interest in a coal-based synthetic fuel facility. The synthetic fuel produced at this facility qualifies for tax credits (based on Section 45K of the Internal Revenue Code) which reduce our provision for income taxes.

The effective income tax rate for the first six months of 2007 decreased to 35% from 38% in the first six months of 2006. The effective rate in the first six months of 2007 reflects the utilization of Section 45K synthetic fuel production credits of approximately $5 million. The effective rate in the first six months of 2006 reflects the utilization of Section 45K synthetic fuel production credits of approximately $5 million and a $9 million benefit due to the closure of certain IRS audits for the years 2002 and 2003 and the required tax treatment of certain foreign currency gains. Excluding the aforementioned items, our effective rate was 36% in the 2007 first six months and 41% in the 2006 period, primarily due to foreign income subject to lower effective tax rates and higher utilization of foreign tax credits against our U.S. income tax liability in the 2007 period.

Hotel Statistics

RevPAR for U.S. owned hotels and system-wide for the six months ended June 30, 2006 and 2007 is as follows:

	North America (U.S. owned)(1)
	Six Months Ended June 30,
	2006	2007	% Change
Hilton	$156.13	$167.86	7.5%
All other	100.03	111.93	11.9
Total	149.55	161.30	7.9

(1)          Statistics are for comparable U.S. hotels, and include only hotels in the system as of June 30, 2007, and owned by us since January 1, 2006. Excludes an owned hotel in New Orleans due to the interruption in operations as a result of Hurricane Katrina.

	System-wide(2)
	Six Months Ended June 30,
	2006	2007	% Change
Hilton	$106.05	117.03	10.4%
Hilton Garden Inn	80.24	86.61	7.9
Doubletree	85.06	92.53	8.8
Embassy Suites	106.14	112.84	6.3
Homewood Suites	83.25	89.67	7.7
Hampton	69.23	74.55	7.7
Conrad	118.59	136.12	14.8
Other	102.27	113.48	11.0
Total	90.10	98.14	8.9

(2)          Statistics are presented pro forma as if the HI Acquisition had occurred January 1, 2006. Includes hotels in our system as of June 30, 2007 which were in our hotel system or the hotel system of HI since January 1, 2006. Comparable hotels exclude data for HI franchise hotels and an owned hotel in New Orleans due to the interruption in operations as a result of Hurricane Katrina.

Other Matters

New Accounting Standards

See “Note 8: New Accounting Standards” to the consolidated financial statements under Item 1 for a discussion of new accounting standards.

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, those set forth in this Item 2 under the captions “The Company,” “Definitive Merger Agreement,” “Development and Capital Spending,” “Liquidity and Capital Resources,” “Results of Operations” and “Other Matters,” and statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “projects,” “will,” “should,” “could,” “continues” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to risks and uncertainties, including those identified above under “The Company” and “Definitive Merger Agreement,” as well as those in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 under Item 1 “Business” and “Additional Information,” Item 1A “Risk Factors,” Item 2 “Properties,” Item 3 “Legal Proceedings” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Any of these risks and uncertainties could cause actual results to differ materially from historical results or those anticipated. Although we believe the expectations reflected in these forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained and caution you not to place undue reliance on such statements. We undertake no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances. For a description of material risk factors relating to our business and operations, see Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and Item 1A “Risk Factors” under Part II—Other Information of this Form 10-Q.

In addition to the risks and uncertainties set forth above, the proposed Blackstone Transaction described in this Form 10-Q could be affected by, among other things, the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the outcome of any legal proceedings that may be instituted against us and others related to the Merger Agreement; failure to obtain stockholder approval or any other failure to satisfy other conditions required to complete the Blackstone Transaction, including required regulatory approvals; risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the Blackstone Transaction; the failure to obtain the necessary debt financing arrangements set forth in a commitment letter received in connection with the Blackstone Transaction; the amount of the costs, fees, expenses and charges related to the Blackstone Transaction and the actual terms of certain financings that will be obtained for the Blackstone Transaction; and the impact of the substantial indebtedness incurred to finance the consummation of the Blackstone Transaction. Many of the factors that will determine the outcome of these risks are beyond our ability to control or predict.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Except as noted below, there have been no significant changes in our financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

We enter into short-term foreign currency forward and swap agreements in the normal course of business in relation to certain of our cash flows from foreign operations. The gains or losses on these instruments are largely offset by gains or losses on the related assets or liabilities. At June 30, 2007, the notional amount of our foreign currency instruments was approximately $88 million. We do not enter into derivative financial instruments for trading or speculative purposes.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

Between July 5 and July 17, 2007, twelve purported stockholder class actions related to the Merger Agreement were filed. Seven of these lawsuits were filed in the Superior Court of California, County of Los Angeles: Guiseppone v. Hilton Hotels Corporation, et al. (Case No. BC373765), filed on July 5; Garber v. Hilton Hotels Corporation, et al. (Case No. BC373766), filed on July 5; Staehr v. Hilton Hotels Corporation, et al. (Case No. BC373798), filed on July 5; Simon v. Hilton Hotels Corporation, et al. (Case No. BC373834), filed on July 6; Frechter v. Hilton Hotels Corporation, et al. (Case No. BC373836), filed on July 6; Kops v. Hilton Hotels Corporation, et al. (Case No. BC373945), filed on July 6; and Hawaii Reinforcing Ironworkers Pension Trust Fund, et al. v. Hilton Hotels Corporation, et al. (Case No. BC374209), filed on July 13. Four lawsuits were filed in the Court of Chancery of the State of Delaware, in and for New Castle County: Shaev v. Hilton Hotels Corporation, et al. (Civil Action No. 3072-VCN), filed on July 5; Oh v. Hilton Hotels Corporation, et al. (Civil Action No. 3091-VCN), filed on July 13; Lasker v. Bollenbach, et al. (Civil Action No. 3092-VCN), filed on July 13 and Levine v. Bollenbach, et al. (Civil Action No. 3100-VCN), filed on July 17. On August 1, 2007, the Delaware Chancery Court consolidated these actions into a single proceeding entitled In re Hilton Hotels Corporation Shareholders Litigation (Civil Action No. 3072-VCN). One lawsuit was filed on July 12 in the United States District Court for the Central District of California: Duchman v. Hilton Hotels Corporation, et al. (Case No. CV 07 4542). Each of the twelve lawsuits names us and each of our directors as defendants. Each of the lawsuits except the Simon, Duchman, Lasker, and Levine actions also names Blackstone as a defendant.

These lawsuits, which contain substantially similar allegations, claim that our directors breached their fiduciary duties to us and our stockholders in connection with negotiating and approving the Merger Agreement, that various terms of the Merger Agreement are preclusive and/or unfair, and that the consideration to be received by our stockholders under the Merger Agreement is inadequate. In all but the Simon, Duchman, Lasker, and Levine actions, Blackstone is alleged to have aided and abetted the other defendants’ alleged fiduciary breaches. The lawsuits seek a variety of equitable and injunctive relief, including enjoining defendants from completing the Blackstone Transaction, rescission of any consummated transaction, attorneys’ fees and expenses, and in the Simon, Duchman, and each of the Delaware actions, unspecified compensatory damages in the event the Blackstone Transaction is completed. We intend to vigorously defend the actions.

ITEM 1A.        RISK FACTORS

Risks Relating to the Blackstone Transaction

We cannot make any assurance that the Blackstone Transaction will be consummated.

Consummation of the Blackstone Transaction is subject to the satisfaction of various closing conditions, including approval of the Blackstone Transaction by the holders of a majority of the outstanding shares of our common stock entitled to vote on such matter, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), antitrust approval and receipt of other material regulatory clearances in the European Union and certain specified foreign jurisdictions, authorizations and approvals and other customary closing conditions described in the Merger Agreement. We received early termination under the HSR Act on July 31, 2007. We cannot guarantee that the remaining closing conditions will be satisfied. As a result of these matters, among others, we cannot guarantee that the Blackstone Transaction will be successfully completed. In the event that the Blackstone Transaction is not completed:

•       management’s attention from ongoing business concerns may be diverted;

•       we may experience difficulties in employee retention;

•       our current plans and operations may be disrupted;

•       we may be required to pay costs, fees and expenses related to the Blackstone Transaction, such as a termination fee of $560 million; and

•       the current market price of our common stock may reflect a market assumption that the Blackstone Transaction will occur, and failure to complete the Blackstone Transaction could result in a decline in the market price of our common stock.

Any such events could have a material negative impact on our results of operations and financial condition and could adversely affect our stock price.

We will be subject to contractual restrictions while the Blackstone Transaction is pending.

The Merger Agreement restricts us from taking specified actions without the consent of BH Hotels LLC, an affiliate of Blackstone, including making certain capital expenditures, acquiring and disposing of assets, entering into material contracts and other matters. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Blackstone Transaction and may impede our growth and limit the development of our projects, which could negatively impact our revenue, earnings and cash flows.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on May 24, 2007, at the Beverly Hilton in Beverly Hills, California. Approximately 84% percent of the eligible shares were voted. At the meeting, our stockholders voted with respect to: (i) the election of three nominees for director (A. Steven Crown, John H. Myers and Donna F. Tuttle); (ii) ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2007; and (iii) a stockholder proposal regarding an independent chairman of the board. Each of the three nominees for director was elected, ratification of the appointment of Ernst & Young LLP was approved and the stockholder proposal was rejected, based upon the votes set forth below:

Matter	For	Against	Abstain	Broker Non-Vote
1. Election of directors
A. Steven Crown	317,482,734	7,503,227	2,643,403
John H. Myers	321,872,011	3,112,304	2,645,049
Donna F. Tuttle	305,597,254	19,336,730	2,695,380
2. Ratification of Ernst & Young LLP as independent registered public accounting firm	323,906,504	1,646,456	2,076,404
3. Stockholder proposal regarding an independent chairman of the board	48,982,544	249,854,089	2,952,262	25,840,469

ITEM 6.                EXHIBITS

10.1	Letter Agreement between Hilton Hotels Corporation and Stephen F. Bollenbach, dated as of July 3, 2007.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILTON HOTELS CORPORATION
(Registrant)
Date: August 7, 2007	/s/ ROBERT M. LA FORGIA
Robert M. La Forgia
Executive Vice President and Chief Financial Officer
(Chief Accounting Officer)